Form 10-Q
period 2022-06-30
Ready Capital Corp
filed 2022-08-05
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

The Company has 114,403,087 shares of common stock, par value $0.0001 per share, outstanding as of August 5, 2022.

EXHIBIT 31.1 CERTIFICATIONS

EXHIBIT 31.2 CERTIFICATIONS

EXHIBIT 32.1 CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 10 U.S.C. SECTION 1350

EXHIBIT 32.2 CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 10 U.S.C. SECTION 1350

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$127,939	$229,531
Restricted cash	64,746	51,569
Loans, net (including $9,956 and $10,766 held at fair value)	3,907,321	2,915,446
Loans, held for sale, at fair value	469,442	552,935
Paycheck Protection Program loans (including $763 and $3,243 held at fair value)	389,189	870,352
Mortgage-backed securities, at fair value	40,648	99,496
Loans eligible for repurchase from Ginnie Mae	54,784	94,111
Investment in unconsolidated joint ventures (including $8,430 and $8,894 held at fair value)	224,220	141,148
Investments held to maturity (including $9,601 held at fair value)	50,618	—
Purchased future receivables, net	8,704	7,872
Derivative instruments	46,530	7,022
Servicing rights (including $168,653 and $120,142 held at fair value)	253,511	204,599
Real estate owned, held for sale	119,557	42,288
Other assets	183,887	172,098
Assets of consolidated VIEs	5,996,219	4,145,564
Total Assets	$11,937,315	$9,534,031
Liabilities
Secured borrowings	3,212,383	2,517,600
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	427,759	941,505
Securitized debt obligations of consolidated VIEs, net	4,533,789	3,214,303
Convertible notes, net	113,818	113,247
Senior secured notes, net	342,469	342,035
Corporate debt, net	565,230	441,817
Guaranteed loan financing	304,158	345,217
Contingent consideration	92,548	16,400
Liabilities for loans eligible for repurchase from Ginnie Mae	54,784	94,111
Derivative instruments	1,303	410
Dividends payable	51,185	34,348
Loan participations sold	53,544	—
Due to third parties	24,737	668
Accounts payable and other accrued liabilities	189,182	183,411
Total Liabilities	$9,966,889	$8,245,072
Preferred stock Series C, liquidation preference $25.00 per share (refer to Note 21)	8,361	8,361

Commitments & contingencies (refer to Note 25)

Stockholders’ Equity
Preferred stock Series E, liquidation preference $25.00 per share (refer to Note 21)	111,378	111,378
Common stock, $0.0001 par value, 500,000,000 shares authorized, 114,375,070 and 75,838,050 shares issued and outstanding, respectively	11	8
Additional paid-in capital	1,723,580	1,161,853
Retained earnings	27,298	8,598
Accumulated other comprehensive loss	(2,815)	(5,733)
Total Ready Capital Corporation equity	1,859,452	1,276,104
Non-controlling interests	102,613	4,494
Total Stockholders’ Equity	$1,962,065	$1,280,598
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$11,937,315	$9,534,031

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2022	2021	2022	2021
Interest income	$153,671	$103,047	$278,076	$176,418
Interest expense	(80,827)	(55,415)	(141,844)	(106,176)
Net interest income before recovery of (provision for) loan losses	$72,844	$47,632	$136,232	$70,242
Recovery of (provision for) loan losses	4,390	(5,517)	2,848	(5,509)
Net interest income after recovery of (provision for) loan losses	$77,234	$42,115	$139,080	$64,733
Non-interest income
Residential mortgage banking activities	2,947	36,690	11,371	78,099
Net realized gain on financial instruments and real estate owned	21,114	17,183	29,121	26,029
Net unrealized gain (loss) on financial instruments	(3,253)	4,612	42,062	25,608
Servicing income, net of amortization and impairment of $5,660 and $9,005 for the three and six months ended June 30, 2022, and $2,604 and $4,546 for three and six months ended June 30, 2021, respectively	14,565	11,928	25,093	27,563
Income on purchased future receivables, net of allowance for (recovery of) doubtful accounts of ($565) and ($440) for the three and six months ended June 30, 2022, and $587 and $1,540 for three and six months ended June 30, 2021, respectively	1,859	2,779	4,328	5,096
Income on unconsolidated joint ventures	5,200	3,361	11,763	2,552
Other income (loss)	8,334	(688)	14,835	(117)
Total non-interest income	$50,766	$75,865	$138,573	$164,830
Non-interest expense
Employee compensation and benefits	(26,089)	(24,270)	(54,057)	(47,047)
Allocated employee compensation and benefits from related party	(1,804)	(3,299)	(4,804)	(5,422)
Variable income (expenses) on residential mortgage banking activities	4,532	(21,421)	3,553	(36,906)
Professional fees	(3,851)	(2,872)	(8,977)	(5,854)
Management fees – related party	(5,465)	(2,626)	(8,661)	(5,319)
Incentive fees – related party	—	(286)	—	(286)
Loan servicing expense	(10,296)	(6,851)	(19,216)	(12,955)
Transaction related expenses	(1,372)	(1,266)	(7,071)	(7,573)
Other operating expenses	(14,372)	(17,190)	(27,025)	(32,674)
Total non-interest expense	$(58,717)	$(80,081)	$(126,258)	$(154,036)
Income before provision for income taxes	69,283	37,899	151,395	75,527
Income tax provision	(10,318)	(6,995)	(28,167)	(15,676)
Net income	$58,965	$30,904	$123,228	$59,851
Less: Dividends on preferred stock	1,999	3,224	3,998	3,505
Less: Net income attributable to non-controlling interest	2,874	444	3,649	1,103
Net income attributable to Ready Capital Corporation	$54,092	$27,236	$115,581	$55,243

Earnings per common share - basic	$0.47	$0.38	$1.13	$0.85
Earnings per common share - diluted	$0.45	$0.38	$1.07	$0.85

Weighted-average shares outstanding
Basic	114,359,026	71,221,806	101,106,777	64,059,509
Diluted	125,065,492	71,385,603	111,803,431	64,209,934

Dividends declared per share of common stock	$0.42	$0.42	$0.84	$0.82

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income	$58,965	$30,904	$123,228	$59,851
Other comprehensive income (loss) - net change by component
Net change in hedging derivatives (cash flow hedges)	351	124	564	2,102
Foreign currency translation adjustment	1,567	(240)	2,333	751
Other comprehensive income (loss)	$1,918	$(116)	$2,897	$2,853
Comprehensive income	$60,883	$30,788	$126,125	$62,704
Less: Comprehensive income attributable to non-controlling interests	2,902	475	3,682	1,198
Comprehensive income attributable to Ready Capital Corporation	$57,981	$30,313	$122,443	$61,506

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three Months Ended June 30, 2022
	Preferred Stock Shares Outstanding			Common Stock	Preferred Stock			Common Stock	Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Series B	Series D	Series E	Shares Outstanding	Series B	Series D	Series E	Par Value	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at April 1, 2022	—	—	4,600,000	114,335,948	$—	$—	$111,378	$11	$1,723,099	$21,661	$(4,704)	$1,851,445	$107,290	$1,958,735
Dividend declared:
Common stock ($0.42 per share)	—	—	—	—	—	—	—	—	—	(48,455)	—	(48,455)	—	(48,455)
OP units	—	—	—	—	—	—	—	—	—	—	—	—	(735)	(735)
$0.390625 per Series C preferred share	—	—	—	—	—	—	—	—	—	(131)	—	(131)	—	(131)
$0.406250 per Series E preferred share	—	—	—	—	—	—	—	—	—	(1,868)	—	(1,868)	—	(1,868)
Equity issuances	—	—	—	23,825	—	—	—	—	366	—	—	366	—	366
Offering costs	—	—	—	—	—	—	—	—	(3)	—	—	(3)	(2)	(5)
Distributions, net	—	—	—	—	—	—	—	—	—	—	—	—	(6,837)	(6,837)
Equity component of 2017 convertible note issuance	—	—	—	—	—	—	—	—	(111)	—	—	(111)	(1)	(112)
Stock-based compensation	—	—	—	17,516	—	—	—	—	257	—	—	257	—	257
Share repurchases	—	—	—	(2,219)	—	—	—	—	(33)	—	—	(33)	—	(33)
Reallocation of non-controlling interest	—	—	—	—	—	—	—	—	5	—	(1)	4	(4)	—
Net income	—	—	—	—	—	—	—	—	—	56,091	—	56,091	2,874	58,965
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	1,890	1,890	28	1,918
Balance at June 30, 2022	—	—	4,600,000	114,375,070	$—	$—	$111,378	$11	$1,723,580	$27,298	$(2,815)	$1,859,452	$102,613	$1,962,065

	Three Months Ended June 30, 2021
	Preferred Stock Shares Outstanding			Common Stock	Preferred Stock			Common Stock	Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Series B	Series D	Series E	Shares Outstanding	Series B	Series D	Series E	Par Value	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at April 1, 2021	1,919,378	2,010,278	—	71,221,699	$47,984	$50,257	$—	$7	$1,088,512	$(20,027)	$(7,042)	$1,159,691	$19,061	$1,178,752
Dividend declared:
Common stock ($0.42 per share)	—	—	—	—	—	—	—	—	—	(30,312)	—	(30,312)	—	(30,312)
OP units	—	—	—	—	—	—	—	—	—	—	—	—	(494)	(494)
$0.5390625 per Series B preferred share	—	—	—	—	—	—	—	—	—	(1,036)	—	(1,036)	—	(1,036)
$0.3906250 per Series C preferred share	—	—	—	—	—	—	—	—	—	(193)	—	(193)	—	(193)
$0.4765625 per Series D preferred share	—	—	—	—	—	—	—	—	—	(958)	—	(958)	—	(958)
$0.2256940 per Series E preferred share	—	—	—	—	—	—	—	—	—	(1,039)	—	(1,039)	—	(1,039)
Equity issuances	—	—	4,600,000	—	—	—	111,378	—	—	—	—	111,378	—	111,378
Offering costs	—	—	—	—	—	—	—	—	(70)	—	—	(70)	(1)	(71)
Distributions, net	—	—	—	—	—	—	—	—	—	—	—	—	(150)	(150)
Equity component of 2017 convertible note issuance	—	—	—	—	—	—	—	—	(103)	—	—	(103)	(2)	(105)
Stock-based compensation	—	—	—	9,723	—	—	—	—	1,823	—	—	1,823	—	1,823
Net income	—	—	—	—	—	—	—	—	—	30,460	—	30,460	444	30,904
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(115)	(115)	(1)	(116)
Balance at June 30, 2021	1,919,378	2,010,278	4,600,000	71,231,422	$47,984	$50,257	$111,378	$7	$1,090,162	$(23,105)	$(7,157)	$1,269,526	$18,857	$1,288,383

See Notes To Unaudited Consolidated Financial Statements

	Six Months Ended June 30, 2022
	Preferred Stock Shares Outstanding			Common Stock	Preferred Stock			Common Stock	Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Series B	Series D	Series E	Shares Outstanding	Series B	Series D	Series E	Par Value	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at January 1, 2022	—	—	4,600,000	75,838,050	$—	$—	$111,378	$8	$1,161,853	$8,598	$(5,733)	$1,276,104	$4,494	$1,280,598
Dividend declared:
Common stock ($0.84 per share)	—	—	—	—	—	—	—	—	—	(96,881)	—	(96,881)	—	(96,881)
OP units	—	—	—	—	—	—	—	—	—	—	—	—	(1,470)	(1,470)
$0.78125 per Series C preferred share	—	—	—	—	—	—	—	—	—	(262)	—	(262)	—	(262)
$0.81250 per Series E preferred share	—	—	—	—	—	—	—	—	—	(3,736)	—	(3,736)	—	(3,736)
Shares issued pursuant to merger transaction	—	—	—	30,252,764	—	—	—	3	437,308	—	—	437,311	—	437,311
OP units issued pursuant to merger transaction	—	—	—	—	—	—	—	—	—	—	—	—	20,745	20,745
Non-controlling interest acquired in merger transaction	—	—	—	—	—	—	—	—	—	—	—	—	82,257	82,257
Equity issuances	—	—	—	8,100,926	—	—	—	—	124,515	—	—	124,515	—	124,515
Offering costs	—	—	—	—	—	—	—	—	(903)	—	—	(903)	(6)	(909)
Distributions, net	—	—	—	—	—	—	—	—	—	—	—	—	(8,753)	(8,753)
Equity component of 2017 convertible note issuance	—	—	—	—	—	—	—	—	(219)	—	—	(219)	(2)	(221)
Stock-based compensation	—	—	—	269,776	—	—	—	—	4,040	—	—	4,040	—	4,040
Share repurchases	—	—	—	(86,446)	—	—	—	—	(1,294)	—	—	(1,294)	—	(1,294)
Reallocation of non-controlling interest	—	—	—	—	—	—	—	—	(1,720)	—	54	(1,666)	1,666	—
Net income	—	—	—	—	—	—	—	—	—	119,579	—	119,579	3,649	123,228
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	2,864	2,864	33	2,897
Balance at June 30, 2022	—	—	4,600,000	114,375,070	$—	$—	$111,378	$11	$1,723,580	$27,298	$(2,815)	$1,859,452	$102,613	$1,962,065

	Six Months Ended June 30, 2021
	Preferred Stock Shares Outstanding			Common Stock	Preferred Stock			Common Stock	Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Series B	Series D	Series E	Shares Outstanding	Series B	Series D	Series E	Par Value	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at January 1, 2021	—	—	—	54,368,999	$—	$—	$—	$5	$849,541	$(24,203)	$(9,947)	$815,396	$18,812	$834,208
Dividend declared:
Common stock ($0.82 per share)	—	—	—	—	—	—	—	—	—	(54,145)	—	(54,145)	—	(54,145)
OP units	—	—	—	—	—	—	—	—	—	—	—	—	(964)	(964)
$1.078125 per Series B preferred share	—	—	—	—	—	—	—	—	—	(1,162)	—	(1,162)	(1)	(1,163)
$0.781250 per Series C preferred share	—	—	—	—	—	—	—	—	—	(230)	—	(230)	—	(230)
$0.953125 per Series D preferred share	—	—	—	—	—	—	—	—	—	(1,074)	—	(1,074)	(1)	(1,075)
$0.225694 per Series E preferred share	—	—	—	—	—	—	—	—	—	(1,039)	—	(1,039)	—	(1,039)
Shares issued pursuant to merger transactions	1,919,378	2,010,278	—	16,774,337	47,984	50,257	—	2	239,535	—	—	337,778	—	337,778
Equity issuances	—	—	4,600,000	—	—	—	111,378	—	—	—	—	111,378	—	111,378
Offering costs	—	—	—	—	—	—	—	—	(70)	—	—	(70)	(1)	(71)
Equity component of 2017 convertible note issuance	—	—	—	—	—	—	—	—	(202)	—	—	(202)	(4)	(206)
Distributions, net	—	—	—	—	—	—	—	—	—	—	—	—	(150)	(150)
Stock-based compensation	—	—	—	125,327	—	—	—	—	2,345	—	—	2,345	—	2,345
Share repurchases	—	—	—	(37,241)	—	—	—	—	(987)	—	—	(987)		(987)
Net income	—	—	—	—	—	—	—	—	—	58,748	—	58,748	1,103	59,851
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	2,790	2,790	63	2,853
Balance at June 30, 2021	1,919,378	2,010,278	4,600,000	71,231,422	$47,984	$50,257	$111,378	$7	$1,090,162	$(23,105)	$(7,157)	$1,269,526	$18,857	$1,288,383

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash Flows From Operating Activities:
Net income	$123,228	$59,851
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	(10,298)	(8,367)
Stock-based compensation	4,110	2,345
Provision for (recovery of) loan losses	(2,848)	5,509
Impairment loss on real estate owned, held for sale	2,667	1,278
Repair and denial reserve	(3,614)	6,095
Allowance for doubtful accounts on purchased future receivables	440	1,630
Origination of loans, held for sale, at fair value	(1,997,997)	(2,899,959)
Proceeds from disposition and principal payments of loans, held for sale, at fair value	2,070,326	2,961,060
Net income of unconsolidated joint ventures, net of distributions	(8,755)	(2,342)
Realized (gains) losses, net	(28,956)	(92,704)
Unrealized (gains) losses, net	(46,722)	(25,712)
Changes in operating assets and liabilities:
Purchased future receivables, net	(1,272)	8,465
Derivative instruments	1,562	(62,474)
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	(9,648)	8,624
Receivable from third parties	21,801	34,487
Other assets	(6,211)	(10,871)
Accounts payable and other accrued liabilities	(28,630)	34,017
Net cash provided by operating activities	$79,183	$20,932
Cash Flows From Investing Activities:
Origination of loans	(2,302,054)	(1,497,521)
Purchase of loans	(649,834)	(17,100)
Proceeds from disposition and principal payment of loans	672,327	367,055
Origination of Paycheck Protection Program loans	—	(2,134,612)
Purchase of Paycheck Protection Program loans	—	(3,866)
Proceeds from disposition and principal payment of Paycheck Protection Program loans	514,607	62,366
Funding of investments held to maturity	(1,191)	—
Proceeds from principal payments of investments held to maturity	7,295	—
Proceeds from sale and principal payment of mortgage-backed securities, at fair value	56,167	1,846,109
Funding of real estate, held for sale	(2,160)	—
Proceeds from sale of real estate, held for sale	1,518	2,094
Investment in unconsolidated joint ventures	(85,634)	(15,686)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	11,317	10,543
Payment of liabilities under participation agreements, net of proceeds received	(20,112)	—
Net cash provided by business acquisitions	123,566	49,917
Net cash used for investing activities	$(1,674,188)	$(1,330,701)
Cash Flows From Financing Activities:
Proceeds from secured borrowings	6,017,619	6,830,648
Repayment of secured borrowings	(5,386,027)	(8,204,704)
Proceeds from the Paycheck Protection Program Liquidity Facility borrowings	—	2,295,535
Repayment of the Paycheck Protection Program Liquidity Facility borrowings	(513,746)	(85,187)
Proceeds from issuance of securitized debt obligations of consolidated VIEs	1,735,344	696,840
Repayment of securitized debt obligations of consolidated VIEs	(390,575)	(290,645)
Proceeds from corporate debt	122,646	195,768
Repayment of corporate debt	—	(50,000)
Repayment of guaranteed loan financing	(61,912)	(44,873)
Payment of deferred financing costs	(25,662)	(16,708)
Proceeds from issuance of equity, net of issuance costs	123,606	111,307
Payment of contingent consideration	(9,000)	—
Settlement of share-based awards in satisfaction of withholding tax requirements	(1,294)	(987)
Dividend payments	(85,512)	(44,394)
Tender offer of preferred shares	—	(11,133)
Distributions to non-controlling interests, net	(8,753)	(150)
Net cash provided by financing activities	$1,516,734	$1,381,317
Net increase (decrease) in cash, cash equivalents, and restricted cash	(78,271)	71,548
Cash, cash equivalents, and restricted cash beginning balance	323,328	200,482
Cash, cash equivalents, and restricted cash ending balance	$245,057	$272,030
Supplemental disclosures:
Cash paid for interest	$125,411	$91,099
Cash paid for income taxes	$13,858	$416
Non-cash investing activities
Loans transferred from loans, held for sale, at fair value to loans, net	$3,862	$—
Loans transferred from loans, net to loans, held for sale, at fair value	$3,029	$1,793
Loans transferred to real estate owned	$496	$1,388
Contingent consideration in connection with acquisitions	$84,348	$—
Non-cash financing activities
Shares issued in connection with merger transactions	$458,056	$239,537
Cash, cash equivalents, and restricted cash reconciliation
Cash and cash equivalents	$127,939	$200,723
Restricted cash	64,746	57,118
Cash, cash equivalents, and restricted cash in assets of consolidated VIEs	52,372	14,189
Cash, cash equivalents, and restricted cash ending balance	$245,057	$272,030

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

Sutherland Partners, L.P. (the “operating partnership”) holds substantially all of our assets and conducts substantially all of our business. As of June 30, 2022 and December 31, 2021, the Company owned approximately 98.5% and 99.6% of the operating partnership, respectively. The Company, as sole general partner of the operating partnership, has responsibility and discretion in the management and control of the operating partnership, and the limited partners of the operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the operating partnership. Therefore, the Company consolidates the operating partnership.

Acquisitions

Mosaic. On March 16, 2022, pursuant to the terms of the Merger Agreement, dated as of November 3, 2021, as amended on February 7, 2022, the Company acquired, in a series of mergers (collectively, the “Mosaic Mergers”), a group of privately held, real estate structured finance opportunities funds, with a focus on construction lending (collectively, the “Mosaic Funds”), managed by MREC Management, LLC.

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

The Class B Common Stock ranked equally with the common stock, except that the shares of Class B Common Stock were not listed on the New York Stock Exchange. On May 11, 2022, each issued and outstanding share of Class B Common Stock automatically converted, on a one-for-one basis, into an equal number of shares of Common Stock, and as such, no shares of Class B Common Stock remain outstanding.

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

The acquisition of Anworth increased the Company’s equity capitalization, supported continued growth of the Company’s platform and execution of the Company’s strategy, and provided the Company with improved scale, liquidity and capital alternatives, including additional borrowing capacity. Also, the stockholder base resulting from the acquisition of Anworth enhanced the trading volume and liquidity for our stockholders. In addition, part of our strategy in acquiring Anworth was to manage the liquidation and runoff of certain assets within the Anworth portfolio and repay certain indebtedness on the Anworth portfolio following the completion of the Anworth Merger, and to redeploy the capital into opportunities in our core SBC strategies and other assets we expect will generate attractive risk-adjusted returns and long-term earnings accretion. Consistent with this strategy, as of June 30, 2022, the Company has liquidated approximately $2.1 billion of assets, primarily consisting of agency residential mortgage-backed securities, which are guaranteed by the U.S. government or by federally sponsored enterprises, and repaid approximately $1.8 billion of indebtedness on the Anworth portfolio.

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

Note 2. Basis of Presentation

The unaudited interim consolidated financial statements herein, referred to as the “consolidated financial statements”, as of June 30, 2022 and December 31, 2021 and for the three months ended June 30, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)—as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.

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

Basis of consolidation

The accompanying consolidated financial statements of the Company include the accounts and results of operations of the operating partnership and other consolidated subsidiaries and variable interest entities (“VIEs”) in which we are the primary beneficiary. The consolidated financial statements are prepared in accordance with ASC 810, Consolidation. Intercompany balances and transactions have been eliminated.

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

Loans, held-for-investment. Loans, held-for-investment are loans acquired from third parties (“acquired loans”), loans originated by the Company that we do not intend to sell, or securitized loans that were previously originated by us. Securitized loans remain on the Company’s balance sheet because the securitization vehicles are consolidated under ASC 810, Consolidation. Acquired loans are recorded at cost at the time they are acquired and are accounted for under ASC 310-10, Receivables.

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

Derivative instruments, at fair value

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments, comprised of credit default swaps (“CDSs”), interest rate swaps, TBA agency securities, FX forwards and interest rate lock commitments (“IRLCs”) as part of our risk management strategy. The Company accounts for derivative instruments under ASC 815, Derivatives and Hedging. All derivatives are reported as either assets or liabilities in the consolidated balance sheets at the estimated fair value with the changes in the fair value recorded in earnings unless hedge accounting is elected. As of December 31, 2021, the Company has offset $1.8 million of cash collateral receivable against gross derivative liability positions and has not offset $9.0 million of cash collateral receivable against derivative liability positions which are included in restricted cash in the consolidated balance sheets. There was no such offsetting of cash collateral receivables against gross derivative liability positions as of June 30, 2022.

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

During May 2021, the Company discontinued hedge accounting for the anticipated issuance of securitized debt obligations for certain hedges. As a general rule, derivative gains or losses reported in AOCI are required to be recorded in earnings when it becomes probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period thereafter. The guidance in ASC 815 includes an exception to the general rule when extenuating circumstances that are outside the control or influence of the reporting entity cause the forecasted transaction to be probable of occurring on a date that is beyond the additional two-month period. The issuance of the securitized debt obligations was delayed beyond the additional two-month period due to the uncertainty in the capital markets and lower origination volumes as a result of the COVID-19 pandemic. Since the delay was caused by extenuating circumstances related to the COVID-19 pandemic and the issuance of securitized debt obligations remains probable over a reasonable time period after the additional two-month period, the discontinued cash flow hedges qualify for the exception in accordance with FASB Staff Q&A Topic 815: Cashflow hedge accounting affected by the Covid-19 Pandemic. Accordingly, the previously recorded net derivative instrument gains or losses related to the discontinued cash flow hedges will remain in AOCI. Gains and losses from the derivative instruments will be recorded in the earnings from the date of the discontinuation of cash flow hedges.

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

There were no events or changes in circumstances during the three months ended June 30, 2022 that would indicate that it was more likely than not that the fair value of each of the reporting units did not exceed its respective carrying value as of June 30, 2022.

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

Loan participations sold

The Company accounts for loan participations sold, which represents an interest in a loan receivable sold, as a liability on the consolidated balance sheets as these arrangements do not qualify as a sale under U.S. GAAP. Such liabilities are non-recourse and remain on the consolidated balance sheets until the loan is repaid.

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

Non-controlling interests

Non-controlling interests are presented on the consolidated balance sheets and the consolidated statements of income and represent direct investment in the operating partnership by Sutherland OP Holdings II, Ltd., which is managed by our Manager, and third parties. The Company also has non-controlling interest related to the operating partnership units issued to satisfy a portion of the purchase price in connection with the Mosaic Merger. In addition, the Company has non-controlling interests from investments in consolidated joint ventures whereby, net income or loss is generally based upon relative ownership interests or contractual arrangements.

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

All of the Company’s unvested RSUs, unvested RSAs, preferred stock and CERs contain rights to receive non-forfeitable dividends and, thus, are participating securities. Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities.

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

Revenue recognition

Under revenue recognition guidance, specifically ASC 606- Revenue Recognition, revenue is recognized upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized through the following five-step process:

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

The Company has not adopted any of the optional expedients or exceptions through June 30, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions.
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
ASU 2022-02, Financial Instruments- Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures Issued March 2022

Eliminates the recognition and measurement guidance for TDRs and requires assessment on whether the modification represents a new loan or a continuation of an existing loan. This ASU requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty and vintage disclosures which show the gross write-offs recorded in the current period by origination year. The ASU is effective in reporting periods beginning after December 15, 2022, under a prospective approach.

The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

The table below summarizes the fair value of assets acquired and liabilities assumed from the acquisition.

(in thousands)	July 31, 2021
Assets
Cash and cash equivalents	$1,553
Restricted cash	6,994
Investment in unconsolidated joint ventures	20,793
Servicing rights	30,503
Other assets:
Intangible Assets	9,300
Other	1,330
Total assets acquired	$70,473
Liabilities
Accounts payable and other accrued liabilities	9,082
Total liabilities assumed	$9,082
Net assets acquired	$61,391

The table below illustrates the aggregate consideration transferred, net assets acquired, and the related goodwill.

(in thousands)
Fair value of net assets acquired	$61,391

Cash paid	63,000
Contingent consideration	12,400
Total consideration transferred	$75,400

Goodwill	$14,009

In the table above, the future value of the contingent consideration is dependent on the probability of the acquiree achieving certain financial performance targets using earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a metric. The increase in value during the three months ended June 30, 2022 was due to a higher probability of achieving projected EBITDA at the measurement date.

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

In a business combination, the initial allocation of the purchase price is considered preliminary and therefore, is subject to change until the end of the measurement period. The final determination must occur within one year of the acquisition date. Because the measurement period is still open for the Mosaic Mergers and the Red Stone acquisition, certain fair value estimates may change once all information necessary to make a final fair value assessment has been received. As of June 30, 2022, the goodwill recorded in connection with the Mosaic Mergers, Anworth Merger and Red Stone acquisition have been allocated to the SBC Lending and Acquisitions segment.

The following pro-forma income and earnings (unaudited) of the combined company are presented as if the Mosaic Mergers had occurred on January 1, 2022 and January 1, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Selected Financial Data
Interest income	$153,671	$121,420	$291,137	$212,238
Interest expense	(80,827)	(60,702)	(144,769)	(116,322)
Recovery of (provision for) loan losses	4,390	(5,517)	2,848	(5,509)
Non-interest income	50,766	75,855	139,240	164,853
Non-interest expense	(57,345)	(79,133)	(133,272)	(156,890)
Income before provision for income taxes	$70,655	$51,923	$155,184	$98,370
Income tax expense	(10,318)	(6,995)	(28,167)	(15,676)
Net income	$60,337	$44,928	$127,017	$82,694

Non-recurring pro-forma transaction costs directly attributable to the Mosaic Mergers were $1.4 million and $7.1 million for the three and six months ended June 30, 2022, respectively and have been deducted from the non-interest expense amount above. These costs included legal, accounting, valuation, and other professional or consulting fees directly attributable to the Mosaic Mergers.

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

Loan portfolio

The table below summarizes the classification, UPB, and carrying value of loans held by the Company including loans of consolidated VIEs.

	June 30, 2022		December 31, 2021
(in thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Residential	$2,689	$2,873	$3,641	$3,914
SBA - 7(a)	490,564	508,251	503,991	519,408
Fixed rate	116,512	113,060	344,673	341,356
Freddie Mac	6,179	6,070	3,087	2,985
Bridge	2,563,807	2,586,024	1,849,524	1,861,932
Construction	439,519	434,520	—	—
Other	324,183	328,504	243,746	248,246
Total Loans, before allowance for loan losses	$3,943,453	$3,979,302	$2,948,662	$2,977,841
Allowance for loan losses	$(36,132)	$—	$(33,216)	$—
Total Loans, net	$3,907,321	$3,979,302	$2,915,446	$2,977,841
Loans in consolidated VIEs
Fixed rate	$903,579	$903,097	$749,364	$746,720
Bridge	4,469,478	4,502,893	2,693,186	2,717,487
SBA - 7(a)	73,798	82,085	88,348	98,604
Other	367,426	368,078	563,111	562,771
Total Loans, in consolidated VIEs, before allowance for loan losses	$5,814,281	$5,856,153	$4,094,009	$4,125,582
Allowance for loan losses on loans in consolidated VIEs	$(9,993)	$—	$(12,161)	$—
Total Loans, net, in consolidated VIEs	$5,804,288	$5,856,153	$4,081,848	$4,125,582
Loans, held for sale, at fair value
Residential	$199,378	$197,531	$269,164	$263,479
SBA - 7(a)	51,239	47,878	42,760	38,966
Fixed rate	200,459	214,380	197,290	195,114
Freddie Mac	17,859	17,648	42,384	41,864
Other	507	554	1,337	1,337
Total Loans, held for sale, at fair value	$469,442	$477,991	$552,935	$540,760
Total Loans, net and Loans, held for sale, at fair value	$10,181,051	$10,313,446	$7,550,229	$7,644,183
Paycheck Protection Program loans
Paycheck Protection Program loans, held-for-investment	$388,426	$415,640	$867,109	$927,766
Paycheck Protection Program loans, held at fair value	763	763	3,243	3,243
Total Paycheck Protection Program loans	$389,189	$416,403	$870,352	$931,009
Total Loan portfolio	$10,570,240	$10,729,849	$8,420,581	$8,575,192

Loan vintage and credit quality indicators

The Company monitors the credit quality of its loan portfolio based on primary credit quality indicators, such as delinquency rates. Loans that are 30 days or more past due, provide an indication of the borrower’s capacity and willingness to meet its financial obligations. In the tables below, Total Loans, net includes Loans, net in consolidated VIEs and a specific allowance for loan losses of $18.7 million, including $5.0 million of reserves of PCD loans as of June 30, 2022 and $17.3 million of specific allowance for loan losses as of December 31, 2021.

The tables below summarize the classification, UPB and carrying value of loans by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2022	2021	2020	2019	2018	Pre 2018	Total
June 30, 2022
Bridge	$7,088,917	$2,273,190	$3,839,216	$384,815	$331,772	$166,603	$32,763	$7,028,359
Construction	434,520	—	—	10,000	364,124	60,395	—	434,519
Fixed rate	1,016,157	38,292	143,770	95,074	346,706	143,314	248,954	1,016,110
Freddie Mac	6,070	—	—	6,179	—	—	—	6,179
Residential	2,873	1,141	156	—	—	183	1,157	2,637
SBA - 7(a)	590,336	54,407	85,108	42,224	91,154	102,958	184,659	560,510
Other	696,582	2,323	27,420	12,517	72,354	16,959	559,131	690,704
Total Loans, before general allowance for loan losses	$9,835,455	$2,369,353	$4,095,670	$550,809	$1,206,110	$490,412	$1,026,664	$9,739,018
General allowance for loan losses								$(27,409)
Total Loans, net								$9,711,609
	UPB	2021	2020	2019	2018	2017	Pre 2017	Total
December 31, 2021
Bridge	$4,579,419	$3,461,864	$430,248	$399,603	$205,855	$11,327	$29,490	$4,538,387
Fixed rate	1,088,076	142,801	103,528	393,563	163,912	98,123	187,918	1,089,845
Freddie Mac	2,985	—	3,093	—	—	—	—	3,093
Residential	3,914	1,413	492	468	—	—	1,215	3,588
SBA - 7(a)	618,012	92,030	44,955	104,938	122,242	49,031	173,616	586,812
Other	811,017	4,523	22,973	76,320	31,570	14,868	653,428	803,682
Total Loans, before general allowance for loan losses	$7,103,423	$3,702,631	$605,289	$974,892	$523,579	$173,349	$1,045,667	$7,025,407
General allowance for loan losses								$(28,113)
Total Loans, net								$6,997,294

The tables below present delinquency information on loans, net by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2022	2021	2020	2019	2018	Pre 2018	Total
June 30, 2022
Current and less than 30 days past due	$9,577,193	$2,369,245	$4,095,520	$546,341	$1,161,571	$353,190	$971,228	$9,497,095
30 - 59 days past due	16,211	—	—	—	14,675	—	1,462	16,137
60+ days past due	242,051	108	150	4,468	29,864	137,222	53,974	225,786
Total Loans, before general allowance for loan losses	$9,835,455	$2,369,353	$4,095,670	$550,809	$1,206,110	$490,412	$1,026,664	$9,739,018
General allowance for loan losses								$(27,409)
Total Loans, net								$9,711,609
		Carrying Value by Year of Origination
	UPB	2021	2020	2019	2018	2017	Pre 2017	Total
December 31, 2021
Current and less than 30 days past due	$6,901,474	$3,666,020	$596,289	$953,269	$473,798	$167,629	$984,680	$6,841,685
30 - 59 days past due	73,836	35,549	352	18,393	3,714	228	14,601	72,837
60+ days past due	128,113	1,062	8,648	3,230	46,067	5,492	46,386	110,885
Total Loans, before general allowance for loan losses	$7,103,423	$3,702,631	$605,289	$974,892	$523,579	$173,349	$1,045,667	$7,025,407
General allowance for loan losses								$(28,113)
Total Loans, net								$6,997,294

The table below presents delinquency information on loans, net by portfolio.

(in thousands)	Current	30-59 days past due	60+ days past due	Total	Non-Accrual Loans	90+ days past due and Accruing
June 30, 2022
Bridge	$6,927,794	$14,675	$85,890	$7,028,359	$96,137	$—
Construction	360,124	—	74,395	434,519	74,395	—
Fixed rate	988,947	—	27,163	1,016,110	21,923	—
Freddie Mac	3,086	—	3,093	6,179	3,093	—
Residential	1,537	—	1,100	2,637	1,102	—
SBA - 7(a)	557,134	730	2,646	560,510	11,034	—
Other	658,473	732	31,499	690,704	36,040	—
Total Loans, before general allowance for loan losses	$9,497,095	$16,137	$225,786	$9,739,018	$243,724	$—
General allowance for loan losses				$(27,409)
Total Loans, net				$9,711,609
Percentage of loans outstanding	97.5%	0.2%	2.3%	100%	2.5%	0.0%
December 31, 2021
Bridge	$4,451,230	$52,997	$34,160	$4,538,387	$28,820	$—
Fixed rate	1,057,708	—	32,137	1,089,845	24,031	—
Freddie Mac	—	—	3,093	3,093	3,093	-
Residential	1,674	—	1,914	3,588	1,914	—
SBA - 7(a)	576,593	6,741	3,478	586,812	15,119	—
Other	754,480	13,099	36,103	803,682	26,525	—
Total Loans, before general allowance for loan losses	$6,841,685	$72,837	$110,885	$7,025,407	$99,502	$—
General allowance for loan losses				$(28,113)
Total Loans, net				$6,997,294
Percentage of loans outstanding	97.4%	1.0%	1.6%	100%	1.4%	0.0%

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

The table below presents quantitative information on the credit quality of loans, net.

	Loan-to-Value (1)
(in thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
June 30, 2022
Bridge	$—	$240,207	$859,550	$5,609,293	$290,016	$29,293	$7,028,359
Construction	10,800	10,000	49,595	364,124	—	—	434,519
Fixed rate	11,625	59,157	361,397	560,290	16,844	6,797	1,016,110
Freddie Mac	—	—	3,086	3,093	—	—	6,179
Residential	62	549	942	1,084	—	—	2,637
SBA - 7(a)	8,459	44,630	99,499	186,780	90,845	130,297	560,510
Other	183,161	278,346	166,127	47,285	9,842	5,943	690,704
Total Loans, before general allowance for loan losses	$214,107	$632,889	$1,540,196	$6,771,949	$407,547	$172,330	$9,739,018
General allowance for loan losses							$(27,409)
Total Loans, net							$9,711,609
Percentage of loans outstanding	2.2%	6.5%	15.8%	69.5%	4.2%	1.8%
December 31, 2021
Bridge	$—	$107,606	$338,355	$3,432,820	$640,215	$19,391	$4,538,387
Fixed rate	13,983	40,570	390,213	624,462	9,972	10,645	1,089,845
Freddie Mac	—	—	—	3,093	—	—	3,093
Residential	69	262	835	1,050	1,219	153	3,588
SBA - 7(a)	7,219	41,943	119,114	197,950	81,388	139,198	586,812
Other	221,823	300,723	185,538	76,590	8,701	10,307	803,682
Total Loans, before general allowance for loan losses	$243,094	$491,104	$1,034,055	$4,335,965	$741,495	$179,694	$7,025,407
General allowance for loan losses							$(28,113)
Total Loans, net							$6,997,294
Percentage of loans outstanding	3.5%	7.0%	14.7%	61.7%	10.5%	2.6%
(1) Loan-to-value is calculated using carrying amount as a percentage of current collateral value

The table below presents the geographic concentration of loans, net, secured by real estate.

Geographic Concentration (% of Unpaid Principal Balance)	June 30, 2022	December 31, 2021
Texas	19.8%	19.2%
California	11.4	14.3
Georgia	7.4	7.0
Arizona	6.9	7.4
Florida	6.8	6.7
New York	5.7	7.3
Illinois	4.7	4.3
North Carolina	3.2	2.6
Washington	1.6	2.1
Colorado	1.3	1.9
Other	31.2	27.2
Total	100.0%	100.0%

The table below presents the collateral type concentration of loans, net.

Collateral Concentration (% of Unpaid Principal Balance)	June 30, 2022	December 31, 2021
Multi-family	64.4%	54.4%
Mixed Use	8.5	7.1
Retail	6.5	10.2
SBA	6.0	8.7
Office	5.6	8.2
Industrial	4.9	6.4
Lodging/Residential	1.8	1.8
Other	2.3	3.2
Total	100.0%	100.0%

The table below presents the collateral type concentration of SBA loans within loans, net.

Collateral Concentration (% of Unpaid Principal Balance)	June 30, 2022	December 31, 2021
Lodging	14.9%	17.0%
Offices of Physicians	9.1	10.9
Child Day Care Services	6.5	7.4
Eating Places	4.0	5.0
Gasoline Service Stations	3.7	3.7
Grocery Stores	2.0	1.8
Veterinarians	1.9	2.4
Funeral Service & Crematories	1.8	1.9
Couriers	1.2	1.3
Car washes	0.8	1.4
Other	54.1	47.2
Total	100.0%	100.0%

Allowance for credit losses

The allowance for credit losses consists of the allowance for losses on loans and lending commitments accounted for at amortized cost. Such loans and lending commitments are reviewed quarterly considering credit quality indicators, including probable and historical losses, collateral values, LTV ratios, and economic conditions.

The table below presents the allowance for loan losses by loan product and impairment methodology.

(in thousands)	Bridge	Construction	Fixed Rate	Residential	SBA - 7(a)	Other	Total Allowance for loan losses
June 30, 2022
General	$13,466	$122	$2,241	$5	$9,275	$2,300	$27,409
Specific	4,927	—	3,981	52	3,851	905	13,716
PCD	—	5,000	—	—	—	—	5,000
Ending balance	$18,393	$5,122	$6,222	$57	$13,126	$3,205	$46,125
December 31, 2021
General	$15,204	$—	$2,667	$8	$6,653	$3,581	$28,113
Specific	4,315	—	4,194	52	5,527	3,176	17,264
Ending balance	$19,519	$—	$6,861	$60	$12,180	$6,757	$45,377

The table below presents a summary of the changes in the allowance for loan losses.

(in thousands)	Bridge	Construction	Fixed Rate	Residential	SBA - 7(a)	Other	Total Allowance for loan losses
Three Months Ended June 30, 2022
Beginning balance	$19,878	$5,323	$6,524	$60	$13,233	$6,226	$51,244
Provision for (recoveries of) loan losses	(1,485)	(201)	(302)	(3)	219	(2,956)	(4,728)
Charge-offs and sales	—	—	—	—	(326)	(7)	(333)
Recoveries	—	—	—	—	—	(58)	(58)
Ending balance	$18,393	$5,122	$6,222	$57	$13,126	$3,205	$46,125
Three Months Ended June 30, 2021
Beginning balance	$17,057	$—	$6,753	$60	13,599	$8,180	$45,649
Provision for loan losses	4,121	—	612	1	794	6	5,534
Charge-offs and sales	—	—	(311)	—	(1,045)	—	(1,356)
Recoveries	—	—	(189)	—	2	(11)	(198)
Ending balance	$21,178	$—	$6,865	$61	$13,350	$8,175	$49,629
Six Months Ended June 30, 2022
Beginning balance	$19,519	$—	$6,861	$60	$12,180	$6,757	$45,377
Provision for (recoveries of) loan losses	(1,126)	122	(639)	(3)	1,491	(3,332)	(3,487)
Purchased financial assets with credit deterioration	—	5,000	—	—	—	—	5,000
Charge-offs and sales	—	—	—	—	(499)	(7)	(506)
Recoveries	—	—	—	—	(46)	(213)	(259)
Ending balance	$18,393	$5,122	$6,222	$57	$13,126	$3,205	$46,125
Six Months Ended June 30, 2021
Beginning balance	$14,588	$—	$7,629	$52	$14,600	$9,863	$46,732
Provision for (recoveries of) loan losses	6,590	—	736	9	439	(1,677)	6,097
Charge-offs and sales	—	—	(1,311)	—	(1,703)	—	(3,014)
Recoveries	—	—	(189)	—	14	(11)	(186)
Ending balance	$21,178	$—	$6,865	$61	$13,350	$8,175	$49,629

The table above excludes $0.9 million and $0.4 million of allowance for loan losses on unfunded lending commitments as of June 30, 2022 and June 30, 2021, respectively. Refer to Note 3 – Summary of Significant Accounting Policies for more information on our accounting policies, methodologies and judgment applied to determine the allowance for loan losses and lending commitments.

Non-accrual loans

A loan is placed on nonaccrual status when it is probable that principal and interest will not be collected under the original contractual terms. At that time, interest income is no longer accrued.

The table below presents information on non-accrual loans.

(in thousands)	June 30, 2022	December 31, 2021
Non-accrual loans
With an allowance	$159,014	$71,644
Without an allowance	84,710	27,858
Total recorded carrying value of non-accrual loans	$243,724	$99,502
Allowance for loan losses related to non-accrual loans	$(18,797)	$(17,264)
Unpaid principal balance of non-accrual loans	$261,272	$119,554

	June 30, 2022	June 30, 2021
Interest income on non-accrual loans for the three months ended	$365	$611
Interest income on non-accrual loans for the six months ended	$1,773	$1,727

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

The table below presents details on TDR loans by type.

	June 30, 2022			December 31, 2021
(in thousands)	SBC	SBA	Total	SBC	SBA	Total
Carrying value of modified loans classified as TDRs:
On accrual status	$837	$11,837	$12,674	$284	$8,242	$8,526
On non-accrual status	9,441	9,012	18,453	11,220	11,409	22,629
Total carrying value of modified loans classified as TDRs	$10,278	$20,849	$31,127	$11,504	$19,651	$31,155
Allowance for loan losses on loans classified as TDRs	$38	$1,093	$1,131	$46	$2,626	$2,672

The table below presents TDR loan activity and the financial effects of these modifications by type.

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(in thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	—	3	3	—	10	10
Pre-modification recorded balance (a)	$—	$1,087	$1,087	$—	$6,867	$6,867
Post-modification recorded balance (a)	$—	$906	$906	$—	$6,867	$6,867

Number of loans that remain in default (b)	—	—	—	—	—	—
Balance of loans that remain in default (b)	$—	$—	$—	$—	$—	$—

Concession granted (a):
Term extension	$—	$811	$811	$—	$6,345	$6,345
Interest rate reduction	—	—	—	—	—	—
Principal reduction	—	—	—	—	—	—
Foreclosure	—	—	—	—	93	93
Total	$—	$811	$811	$—	$6,438	$6,438
	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(in thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	1	6	7	1	17	18
Pre-modification recorded balance (a)	$496	$1,554	$2,050	$1,276	$8,309	$9,585
Post-modification recorded balance (a)	$496	$1,060	$1,556	$1,276	$7,842	$9,118

Number of loans that remain in default (b)	1	1	2	—	1	1
Balance of loans that remain in default (b)	$356	$1	$357	$—	$58	$58

Concession granted (a):
Term extension	$—	$978	$978	$—	$7,319	$7,319
Interest rate reduction	—	—	—	—	—	—
Principal reduction	—	—	—	—	—	—
Foreclosure	356	—	356	1,276	93	1,369
Total	$356	$978	$1,334	$1,276	$7,412	$8,688
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

The remaining elements of the Company’s modification programs are generally considered insignificant and do not have a material impact on financial results. For loans that the Company determines foreclosure of the collateral is probable, expected losses are measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. As of June 30, 2022 and December 31, 2021, the Company’s total carrying amount of loans in the foreclosure process was $1.2 million and $2.3 million, respectively.

PCD loans

The Company did not acquire any PCD loans during the three months ended June 30, 2022 and June 30, 2021.

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

The fair value of the acquired contingent consideration was determined using a Monte Carlo simulation model which considers various potential results based on Level 3 inputs, including management’s latest estimates of future operating results. Fair value measurements of the contingent consideration liability are sensitive to changes in assumptions related to earnings before tax (“EBT”), discount rate and risk-free rate of return. Contingent consideration also consists of CERs. Pursuant to the CER agreement, if, as of the revaluation date, the sum of the updated fair value of the acquired portfolio less all advances made on such assets, plus all principal payments, return of capital and liquidation proceeds received on such assets exceeds the initial discounted fair value of the acquired portfolio, then the Company will issue to the CER holders, with respect to each CER, a number of shares of common stock equal to 90% of the lesser of the valuation excess and the discount amount, divided by the number of initially issued CERs divided by the Company share value, with cash being paid in lieu of any fractional shares of common stock otherwise due to such holder. In addition, each CER holder will be entitled to receive a number of additional shares of common stock equal to (i) the amount of any dividends or other distributions paid with respect to the number of whole shares of common stock received by such CER holder in respect of such holder’s CERs and having a record date on or after the closing of the Mosaic Mergers and a payment date prior to the issuance date of such shares of common stock, divided by (ii) the Company share value. The probability-weighted expected return method (“PWERM”) was utilized to estimate the return of capital and liquidation proceeds of the acquired asset portfolio, considering each possible outcome, including the economic and projected performance of each acquired asset, using a probability of 65%-100% return of capital. The discounted cashflow technique was utilized by the Company to assess the updated value of the acquired portfolio as of the revaluation date. The fair value of dividend distributions to the CER holders was determined using a Monte Carlo simulation model which considers various potential results based on the CER payments, volatility of the Company’s share value and projected dividend distributions.

In certain cases, the inputs used to measure fair value may be categorized into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

The table below presents financial instruments carried at fair value on a recurring basis.

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2022
Assets:
Loans, held for sale, at fair value	$—	$268,579	$200,863	$469,442
Loans, net, at fair value	—	—	9,956	9,956
Investments held to maturity	—	—	9,601	9,601
Paycheck Protection Program loans	—	763	—	763
MBS, at fair value	—	38,982	1,666	40,648
Derivative instruments, at fair value	—	44,131	2,399	46,530
Residential MSRs, at fair value	—	—	168,653	168,653
Investment in unconsolidated joint ventures	—	—	8,439	8,439
Total assets	$—	$352,455	$401,577	$754,032

Liabilities:
Derivative instruments, at fair value	$—	$1,303	$—	$1,303
Contingent consideration	—	—	92,548	92,548
Total liabilities	$—	$1,303	$92,548	$93,851
December 31, 2021
Assets:
Loans, held for sale, at fair value	$—	$321,070	$231,865	$552,935
Loans, net, at fair value	—	—	10,766	10,766
Paycheck Protection Program loans	—	—	3,243	3,243
MBS, at fair value	—	97,915	1,581	99,496
Derivative instruments, at fair value	—	4,683	2,339	7,022
Residential MSRs, at fair value	—	—	120,142	120,142
Investment in unconsolidated joint ventures	—	—	8,894	8,894
Total assets	$—	$423,668	$378,830	$802,498

Liabilities:
Derivative instruments, at fair value	$—	$410	$—	$410
Contingent consideration	—	—	16,400	16,400
Total liabilities	$—	$410	$16,400	$16,810

The table below presents the valuation techniques and significant unobservable inputs used to value Level 3 financial instruments, using third party information without adjustment.

(in thousands)	Fair Value	Predominant Valuation Technique (a)	Type	Range	Weighted Average
June 30, 2022
Investments held to maturity	$9,601	Income Approach	Discount rate	12.0%	12.0%
Residential MSRs, at fair value	$168,653	Income Approach	Forward prepayment rate | Forward Default Rate | Discount rate | Servicing expense	(b)	(b)
Investment in unconsolidated joint ventures	$8,439	Income Approach	Discount rate	9.0%	9.0%
Derivative instruments, at fair value	$2,399	Market Approach	Origination pull-through rate | Servicing Fee Multiple | Percentage of unpaid principal balance	48.3 - 100% | 1.1 - 6.5% | 0.3 to 3.2%	85.1% | 4.7% | 1.6%
Contingent consideration- Red Stone	$(8,200)	Monte Carlo Simulation Model	EBT volatility | EBT discount rate | Liability discount rate	25.0% | 4.0% | 6.5%	25.0% | 4.0% | 6.5%
Contingent consideration- Mosaic CER dividends	$(18,475)	Monte Carlo Simulation Model	Equity volatility | Risk-free rate of return | Discount Rate	45.0% | 2.14% | 9.98%	45.0% | 2.14% | 9.98%
Contingent consideration- Mosaic CER units	$(65,873)	Income Approach and PWERM Model	Revaluation discount rate | Discount rate	8.50 - 12.00% | 9.98%	9.6% | 9.98%
December 31, 2021
Derivative instruments, at fair value	$2,339	Market Approach	Origination pull-through rate | Servicing Fee Multiple | Percentage of unpaid principal balance	63.0 - 100% | 0.4 - 5.2% | 0.1 to 3.1%	86.7% | 4.1% | 1.3%
Residential MSRs, at fair value	$120,142	Income Approach	Forward prepayment rate | Forward Default Rate | Discount rate | Servicing expense	(b)	(b)
Investment in unconsolidated joint ventures	$8,894	Income Approach	Discount rate	9.0%	9.0%
Contingent consideration	$(16,400)	Monte Carlo Simulation Model	EBT volatility | Risk-free rate of return | EBT discount rate | Liability discount rate	25.0% | 0.4% | 17.6% | 3.8%	25.0% | 0.4% | 17.6% | 3.8%
(a)	Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class.
(b)Refer to Note 9 - Servicing Rights for more information on residential MSRs unobservable inputs.

Included within Level 3 assets of $401.6 million as of June 30, 2022 and $378.8 million as of December 31, 2021, is $212.5 million and $247.5 million of quoted or transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value, respectively.

The table below presents a summary of changes in fair value for Level 3 assets and liabilities.

(in thousands)	MBS	Derivatives	Loans, net	Loans, held for sale, at fair value	Investments held to maturity	PPP loans	Residential MSRs	Investment in unconsolidated joint ventures	Contingent Consideration	Total
Three Months Ended June 30, 2022
Beginning Balance	$7,014	$(2,616)	$10,722	$203,958	$17,053	$—	$159,834	$8,610	$(92,148)	$312,427
Purchases or Originations	—	—	—	5,900	—	—	—	—	—	5,900
Additions due to loans sold, servicing retained	—	—	—	—	—	—	12,448	—	—	12,448
Sales / Principal payments	(1,352)	—	—	(115)	(7,296)	—	(3,614)	—	—	(12,377)
Realized gains (losses), net	(1,449)	—	—	(1)	(156)	—	—	—	—	(1,606)
Unrealized gains (losses), net	2,661	5,015	(766)	(5,014)	—	—	(15)	(171)	(400)	1,310
Accreted discount, net	1	—	—	—	—	—	—	—	—	1
Transfer to loans, held for investment	—	—	—	(3,862)	—	—	—	—	—	(3,862)
Transfer to (from) Level 3	(5,209)	—	—	(3)	—	—	—	—	—	(5,212)
Ending Balance	$1,666	$2,399	$9,956	$200,863	$9,601	$—	$168,653	$8,439	$(92,548)	$309,029
Unrealized gains (losses), net on assets/liabilities	$239	$2,399	$(1,000)	$(13,953)	$—	$—	$2,293	$(757)	$(800)	$(11,579)

Six Months Ended June 30, 2022
Beginning Balance	$1,581	$2,339	$10,766	$231,865	$—	$3,243	$120,142	$8,894	$(16,400)	$362,430
Purchases or Originations	—	—	—	23,470	—	—	—	—	—	23,470
Additions due to loans sold, servicing retained	—	—	—	—	—	—	22,954	—	—	22,954
Sales / Principal payments	(1,352)	—	—	(32,709)	(7,296)	(1,400)	(7,026)	—	9,000	(40,783)
Realized gains (losses), net	(1,449)	—	—	(787)	(156)	—	—	—	—	(2,392)
Unrealized gains (losses), net	2,705	60	(810)	(15,774)	—	—	32,583	(455)	(800)	17,509
Accreted discount, net	1	—	—	—	—	—	—	—	—	1
Merger	—	—	—	—	17,053	—	—	—	(84,348)	(67,295)
Transfer to loans, held for investment	—	—	—	(3,862)	—	—	—	—	—	(3,862)
Transfer to (from) Level 3	180	—	—	(1,340)	—	(1,843)	—	—	—	(3,003)
Ending Balance	$1,666	$2,399	$9,956	$200,863	$9,601	$—	$168,653	$8,439	$(92,548)	$309,029
Unrealized gains (losses), net on assets/liabilities	$239	$2,399	$(1,000)	$(13,953)	$—	$—	$2,293	$(757)	$(800)	$(11,579)

Three Months Ended June 30, 2021
Beginning Balance	$5,633	$11,724	$13,618	$—	$—	$38,388	$98,542	$—	$—	$167,905
Accreted discount, net	2	—	—	—	—	—	—	—	—	2
Additions due to loans sold, servicing retained	—	—	—	—	—	—	11,925	—	—	11,925
Sales / Principal payments	—	—	(11)	—	—	(21,957)	(4,948)	—	—	(26,916)
Unrealized gains (losses), net	125	(5,594)	74	—	—	—	(4,699)	—	—	(10,094)
Transfer to (from) Level 3	(4,046)	—	—	—	—	—	—	—	—	(4,046)
Ending Balance	$1,714	$6,130	$13,681	$—	$—	$16,431	$100,820	$—	$—	$138,776
Unrealized gains (losses), net on assets/liabilities	$286	$6,130	$(189)	$—	$—	$—	$(36,553)	$—	$—	$(30,326)

Six Months Ended June 30, 2021
Beginning Balance	$25,131	$16,363	$13,795	$—	$—	$74,931	$76,840	$—	$—	$207,060
Purchases or Originations	—	—	—	—	—	3,866	—	—	—	3,866
Additions due to loans sold, servicing retained	—	—	—	—	—	—	23,973	—	—	23,973
Sales / Principal payments	(92)	—	(212)	—	—	(62,366)	(10,650)	—	—	(73,320)
Realized gains (losses), net	—	—	(5)	—	—	—	—	—	—	(5)
Unrealized gains (losses), net	1,194	(10,233)	103	—	—	—	10,657	—	—	1,721
Accreted discount, net	60	—	—	—	—	—	—	—	—	60
Transfer to (from) Level 3	(24,579)	—	—	—	—	—	—	—	—	(24,579)
Ending Balance	$1,714	$6,130	$13,681	$—	$—	$16,431	$100,820	$—	$—	$138,776
Unrealized gains (losses), net on assets/liabilities	$286	$6,130	$(189)	$—	$—	$—	$(36,553)	$—	$—	$(30,326)

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

	June 30, 2022		December 31, 2021
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Loans, net	$9,701,653	$9,795,382	$6,986,528	$7,112,282
Paycheck Protection Program loans	388,426	388,427	867,109	927,766
Investments held to maturity	149,440	149,440	—	—
Purchased future receivables, net	8,704	8,704	7,872	7,872
Servicing rights	84,858	88,455	84,457	89,470
Total assets	$10,333,081	$10,430,408	$7,945,966	$8,137,390
Liabilities:
Secured borrowings	$3,212,383	$3,212,383	$2,517,600	$2,517,600
Paycheck Protection Program Liquidity Facility borrowings	427,759	427,759	941,505	941,505
Securitized debt obligations of consolidated VIEs, net	4,533,789	4,499,632	3,214,303	3,238,155
Senior secured note, net	342,469	318,459	342,035	338,990
Guaranteed loan financing	304,158	318,209	345,217	366,887
Convertible notes, net	113,818	116,733	113,247	118,922
Corporate debt, net	565,230	550,057	441,817	457,741
Total liabilities	$9,499,606	$9,443,232	$7,915,724	$7,979,800

Other assets of $67.2 million as of June 30, 2022, and $45.6 million as of December 31, 2021, are not carried at fair value and include due from servicers and accrued interest, which are presented in Note 19 – Other Assets and Other Liabilities. Receivables from third parties of $7.5 million as of June 30, 2022, and $29.3 million as of December 31, 2021, are not carried at fair value but generally approximate fair value and are classified as Level 3. Accounts payable and other accrued liabilities of $30.3 million as of June 30, 2022, and $27.5 million as of December 31, 2021 are not carried at fair value and include payables to related parties and accrued interest payable which are included in Note 19. For these instruments, carrying value generally approximates fair value and are classified as Level 3.

Note 8. Investments held to maturity

The table below presents information about held to maturity investments.

				Gross	Gross
		Amortized		Unrealized	Unrealized
(in thousands)	Weighted Average Interest Rate (a)	Cost	Fair Value	Gains	Losses
June 30, 2022
Less than one year	12.0%	$446	$446	$—	$—
One to five years	14.6%	50,172	50,172	—	—
Construction preferred equities	14.6%	$50,618	$50,618	$—	$—
One to five years	12.0%	$108,423	$108,423	—	—
Construction preferred equities in consolidated VIEs	12.0%	$108,423	$108,423	$—	$—
Total held to maturity investments	12.8%	$159,049	$159,049	$—	$—
(a)	Weighted based on current principal balance

Provision for credit losses on held to maturity securities was not material for the three and six months ended June 30, 2022. The Company had no such held to maturity investments as of December 31, 2021.

Note 9. Servicing rights

The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The Company’s servicing fees are specified by pooling and servicing agreements.

The table below presents information about servicing rights.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
SBA servicing rights, at amortized cost
Beginning net carrying amount	$22,891	$18,642	$22,157	$18,764
Additions due to loans sold, servicing retained	2,045	2,741	3,779	3,700
Amortization	(1,000)	(1,042)	(1,949)	(2,089)
Impairment	(2,266)	(620)	(2,317)	(654)
Ending net carrying amount	$21,670	$19,721	$21,670	$19,721
Multi-family servicing rights, at amortized cost
Beginning net carrying amount	$61,418	$21,757	$62,300	$19,059
Additions due to loans sold, servicing retained	4,164	3,909	5,627	7,468
Amortization	(2,394)	(942)	(4,739)	(1,803)
Ending net carrying amount	$63,188	$24,724	$63,188	$24,724
Total servicing rights, at amortized cost	$84,858	$44,445	$84,858	$44,445
Residential MSRs, at fair value
Beginning net carrying amount	$159,834	$98,542	$120,142	$76,840
Additions due to loans sold, servicing retained	12,448	11,925	22,954	23,973
Loan pay-offs	(3,614)	(4,948)	(7,026)	(10,650)
Unrealized gains (losses)	(15)	(4,699)	32,583	10,657
Ending fair value amount	$168,653	$100,820	$168,653	$100,820
Total servicing rights	$253,511	$145,265	$253,511	$145,265

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

The table below presents additional information about SBA and multi-family servicing rights.

	As of June 30, 2022		As of December 31, 2021
(in thousands)	UPB	Carrying Value	UPB	Carrying Value
SBA	$926,364	$21,670	$856,188	$22,157
Multi-family	4,624,421	63,188	4,232,969	62,300
Total	$5,550,785	$84,858	$5,089,157	$84,457

The table below presents significant assumptions used in the estimated valuation of SBA and multi-family servicing rights carried at amortized cost.

	June 30, 2022				December 31, 2021
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA servicing rights
Forward prepayment rate	9.0	-	21.7%	9.6%	7.9	-	21.0%	8.9%
Forward default rate	0.0	-	10.1%	9.1%	0.0	-	10.4%	9.1%
Discount rate	12.3	-	19.7%	12.9%	10.0	-	21.3%	10.7%
Servicing expense	0.4	-	0.4%	0.4%	0.4	-	0.4%	0.4%

Multi-family servicing rights
Forward prepayment rate	0.0	-	7.3%	3.5%	0.0	-	7.3%	3.5%
Forward default rate	0.0	-	1.3%	0.9%	0.0	-	1.3%	1.0%
Discount rate	6.0	-	6.0%	6.0%	6.0	-	6.0%	6.0%
Servicing expense	0.0	-	0.8%	0.1%	0.0	-	0.8%	0.1%

Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The table below presents the possible impact of 10% and 20% adverse changes to key assumptions on SBA and multi-family servicing rights.

(in thousands)	June 30, 2022	December 31, 2021
SBA servicing rights
Forward prepayment rate
Impact of 10% adverse change	$(656)	$(670)
Impact of 20% adverse change	$(1,277)	$(1,305)
Default rate
Impact of 10% adverse change	$(145)	$(155)
Impact of 20% adverse change	$(289)	$(309)
Discount rate
Impact of 10% adverse change	$(791)	$(746)
Impact of 20% adverse change	$(1,522)	$(1,443)
Servicing expense
Impact of 10% adverse change	$(1,315)	$(1,344)
Impact of 20% adverse change	$(2,630)	$(2,687)
Multi-family servicing rights
Forward prepayment rate
Impact of 10% adverse change	$(283)	$(291)
Impact of 20% adverse change	$(560)	$(575)
Default rate
Impact of 10% adverse change	$(25)	$(25)
Impact of 20% adverse change	$(50)	$(50)
Discount rate
Impact of 10% adverse change	$(1,892)	$(1,910)
Impact of 20% adverse change	$(3,693)	$(3,726)
Servicing expense
Impact of 10% adverse change	$(2,685)	$(2,659)
Impact of 20% adverse change	$(5,369)	$(5,318)

The table below presents estimated future amortization expense for SBA and multi-family servicing rights.

(in thousands)	June 30, 2022
2022	$8,659
2023	11,753
2024	10,348
2025	9,135
2026	8,190
Thereafter	36,773
Total	$84,858

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

The table below presents additional information about residential MSRs carried at fair value.

	June 30, 2022		December 31, 2021
(in thousands)	UPB	Fair Value	UPB	Fair Value
Fannie Mae	$4,352,916	$58,659	$4,056,595	$41,698
Freddie Mac	4,429,902	61,789	4,131,904	45,017
Ginnie Mae	2,940,107	48,205	2,807,186	33,427
Total	$11,722,925	$168,653	$10,995,685	$120,142

The table below presents significant assumptions used in the valuation of residential MSRs carried at fair value.

	June 30, 2022				December 31, 2021
	Range of input values			Weighted Average	Range of input values			Weighted Average
Residential MSRs
Forward prepayment rate	6.2	-	15.8%	6.7%	8.4	-	20.9%	9.5%
Discount rate	9.5	-	12.5%	10.2%	9.0	-	11.0%	9.4%
Servicing expense	$80	-	$95	$93	$70	-	$85	$74

Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The table below presents the possible impact of 10% and 20% adverse changes to key assumptions on the fair value of residential MSRs.

(in thousands)	June 30, 2022	December 31, 2021
Residential MSRs
Prepayment rate
Impact of 10% adverse change	$(5,133)	$(5,262)
Impact of 20% adverse change	$(9,995)	$(9,262)
Discount rate
Impact of 10% adverse change	$(7,541)	$(4,533)
Impact of 20% adverse change	$(14,469)	$(8,745)
Servicing expense
Impact of 10% adverse change	$(2,563)	$(2,125)
Impact of 20% adverse change	$(5,127)	$(4,251)

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

The table below presents the components of residential mortgage banking activities and associated variable expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Realized and unrealized gain (loss) of residential mortgage loans held for sale, at fair value	$(7,886)	$31,020	$(12,973)	$60,580
Creation of new MSRs, net of payoffs	8,834	6,976	15,928	13,324
Loan origination fee income on residential mortgage loans	4,749	5,192	8,859	11,424
Unrealized gain (loss) on IRLCs and other derivatives	(2,750)	(6,498)	(443)	(7,229)
Residential mortgage banking activities	$2,947	$36,690	$11,371	$78,099

Variable income (expenses) on residential mortgage banking activities	$4,532	$(21,421)	$3,553	$(36,906)

Note 11. Secured borrowings

The table below presents certain characteristics of secured borrowings.

					Pledged Assets	Carrying Value
Lender	Asset Class	Current Maturity	Pricing	Facility Size	Carrying Value	June 30, 2022	December 31, 2021
JPMorgan	Acquired loans, SBA loans	August 2022	1M L + 2.50% SOFR + 2.875%	$250,000	$101,855	$71,414	$54,164
KeyBank	Freddie Mac loans	February 2023	SOFR + 1.35%	100,000	17,859	17,648	41,864
East West Bank	SBA loans	October 2023	Prime - 0.821% to + 0.00%	75,000	93,908	68,502	58,622
Credit Suisse	Acquired loans (non USD)	August 2022	Euribor + 2.50% to 3.00%	209,680	41,208	35,670	40,373
Comerica Bank	Residential loans	June 2023	1M L + 1.75%	100,000	61,096	58,703	63,991
TBK Bank	Residential loans	February 2023	Variable Pricing	150,000	72,435	71,931	125,145
Origin Bank	Residential loans	September 2022	Variable Pricing	60,000	22,919	22,211	16,052
Associated Bank	Residential loans	November 2022	1M L + 1.50%	60,000	27,044	26,048	14,449
East West Bank	Residential MSRs	September 2023	1M L + 2.50%	50,000	120,448	49,900	49,400
Credit Suisse	Purchased future receivables	October 2023	1M L + 4.50%	50,000	8,704	1,000	1,000
Western Alliance	Residential loans	July 2022	Variable Pricing	50,000	14,204	12,080	6,823
Madison	Construction loans	June 2023	1 ML +7.00%	360,000	339,324	76,096	—
Total borrowings under credit facilities and other financing agreements				$1,514,680	$921,004	$511,203	$471,883
Citibank	Fixed rate, Transitional, Acquired loans	October 2022	SOFR + 2.10% to 3.10%	$500,000	$169,967	$136,881	$128,851
Deutsche Bank	Fixed rate, Transitional loans	November 2023	SOFR + 1.90% to 2.75%	350,000	318,800	231,278	236,073
JPMorgan	Transitional loans	November 2022	SOFR + 2.10% to 2.85%	1,250,000	1,061,198	849,492	825,265
Performance Trust	Fixed rate, Transitional, Acquired loans	March 2024	1M T + 2.00%	263,000	235,502	206,245	124,057
Credit Suisse	Fixed rate, Transitional, Acquired loans	February 2023	SOFR + 2.00% to 2.35%	750,000	584,888	430,509	403,644
Credit Suisse	Residential loans	Matured	L + 3.00%	—	—	—	27,058
Goldman Sachs	Fixed rate, Transitional, Acquired loans	February 2025	SOFR + 1.50%-2.25%	350,000	227,806	181,713	—
Churchill	Transitional, Acquired loans	March 2026	SOFR + 2.50%	500,000	326,385	258,551	—
Various	MBS	July 2022 – November 2022	1.36% to 4.28%	406,511	744,901	406,511	300,769
Total borrowings under repurchase agreements				$4,369,511	$3,669,447	$2,701,180	$2,045,717
Total secured borrowings				$5,884,191	$4,590,451	$3,212,383	$2,517,600

In the table above:

●	The current facility size for borrowings under credit facilities due to Credit Suisse is approximately €200.0 million, but has been converted into USD for purposes of this disclosure.
●	Borrowings for certain assets under JPMorgan repurchase agreements are subject to an over-advance rate, by which incremental borrowings are at an interest rate of SOFR plus 6.25%.
●	The weighted average interest rate of borrowings under credit facilities was 3.7% and 2.8% as of June 30, 2022 and December 31, 2021, respectively.
●	The weighted average interest rate of borrowings under repurchase agreements was 2.7% and 2.1% as of June 30, 2022 and December 31, 2021, respectively.
●	The agreements governing secured borrowings require maintenance of certain financial and debt covenants. The Company received a waiver from certain financing counterparties to exclude the Paycheck Protection Program Liquidity Fund from certain covenant calculations as of both June 30, 2022 and December 31, 2021 and therefore was in compliance with all debt and financial covenants as of the current period ended.

The table below presents the carrying value of collateral pledged with respect to secured borrowings outstanding.

	Pledged Assets Carrying Value
(in thousands)	June 30, 2022	December 31, 2021
Collateral pledged - borrowings under credit facilities and other financing agreements
Loans, held for sale, at fair value	$214,602	$276,022
Loans, net	577,250	206,169
MSRs	120,448	86,714
Purchased future receivables	8,704	7,872
Total	$921,004	$576,777
Collateral pledged - borrowings under repurchase agreements
Loans, net	$2,722,663	$2,062,867
Mortgage-backed securities	34,992	53,194
Retained interest in assets of consolidated VIEs	709,909	379,349
Loans, held for sale, at fair value	200,458	208,558
Real estate acquired in settlement of loans	1,425	1,425
Total	$3,669,447	$2,705,393
Total collateral pledged on secured borrowings	$4,590,451	$3,282,170

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

Convertible notes, net

On August 9, 2017, the Company closed an underwritten public sale of $115.0 million aggregate principal amount of its 7.00% convertible senior notes due 2023 ( “Convertible Notes”). The Convertible Notes will mature on August 15, 2023, unless earlier repurchased, redeemed or converted. During certain periods and subject to certain conditions, the Convertible Notes will be convertible by holders into shares of the Company's common stock. As of June 30, 2022, the conversion rate was 1.6374 shares of common stock per $25 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $15.27 per share of common stock. Upon conversion, holders will receive, at the Company's discretion, cash, shares of the Company's common stock or a combination thereof.

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

As of June 30, 2022, the Company was in compliance with all covenants with respect to the Convertible Notes.

Corporate debt, net

The 6.125% 2025 Notes. On April 18, 2022, the Company completed the public offer and sale of $120.0 million aggregate principal amount of 6.125% Senior Notes due 2025 (the “6.125% 2025 Notes”). The net proceeds from the sale of the 6.125% 2025 Notes were approximately $116.8 million, after deducting underwriters’ discounts, commissions and estimated offering expenses. The Company contributed the net proceeds to the operating partnership in exchange for the issuance by the operating partnership of a senior unsecured note with terms that are substantially equivalent to the terms of the 6.125% 2025 Notes.

The 6.125% 2025 Notes bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on April 30 and October 30 of each year, beginning on October 30, 2022. The 6.125% 2025 Notes will mature on April 30, 2025, unless earlier repurchased or redeemed.

On or after January 30, 2025, the Company may redeem for cash all or any portion of the 6.125% 2025 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 6.125% 2025 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company undergoes a change of control repurchase event, holders may require it to purchase the 6.125% 2025 Notes, in whole or in part, for cash at a repurchase price equal to 101% of the aggregate principal amount of the 6.125% 2025 Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase, as described in greater detail in the base indenture.

The 5.50% 2028 Notes. On December 21, 2021, the Company completed the public offer and sale of $110.0 million aggregate principal amount of 5.50% Senior Notes due 2028 (the “5.50% 2028 Notes”). The net proceeds from the sale of the 5.50% 2028 Notes were approximately $107.4 million, after deducting underwriters’ discounts, commissions and estimated offering expenses. The Company contributed the net proceeds to the operating partnership in exchange for the issuance by the operating partnership of a senior unsecured note with terms that are substantially equivalent to the terms of the 5.50% 2028 Notes.

On or after December 30, 2024, the Company may redeem for cash all or any portion of the 5.50% 2028 Notes, at its option, at the redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date, if redeemed during the twelve-month period beginning on December 30 of the years indicated: 2024 equal to 102.75%; 2025 equal to 101.375%; 2026 equal to 100.6875%; 2027 and thereafter equal to 100.00%. If the Company undergoes a change of control repurchase event, holders may require it to purchase the 5.50% 2028 Notes for cash at a repurchase price equal to 101% of the aggregate principal amount of the 5.50% 2028 Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

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

The Debt ATM Agreement

On May 20, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”), pursuant to which the Company may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and the Company. During the three months ended June 30, 2022, the Company sold an aggregate of 54.3 thousand of the 6.20% 2026 Notes and 5.75% 2026 Notes at an average price of $25.40 per note and $25.01 per note, respectively, for net proceeds of $1.3 million after related expenses paid of $20.4 thousand through the Debt ATM Program.

As of June 30, 2022, the Company was in compliance with all covenants with respect to Corporate debt.

The table below presents information about senior secured notes, convertible notes and corporate debt.

(in thousands)	Coupon Rate	Maturity Date	June 30, 2022
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Unamortized deferred financing costs - Senior secured notes			(7,531)
Total Senior secured notes, net			$342,469
Convertible notes principal amount (2)	7.00%	8/15/2023	115,000
Unamortized discount - Convertible notes (3)			(422)
Unamortized deferred financing costs - Convertible notes			(760)
Total Convertible notes, net			$113,818
Corporate debt principal amount(4)	5.50%	12/30/2028	110,000
Corporate debt principal amount(5)	6.20%	7/30/2026	104,613
Corporate debt principal amount(5)	5.75%	2/15/2026	206,270
Corporate debt principal amount(6)	6.125%	4/30/2025	120,000
Unamortized discount - corporate debt			(8,485)
Unamortized deferred financing costs - corporate debt			(3,418)
Junior subordinated notes principal amount(7)	3M + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(8)	3M + 3.10%	4/30/2035	21,250
Total corporate debt, net			$565,230
Total carrying amount of debt			$1,021,517
Total carrying amount of conversion option of equity components recorded in equity			$422
(1) Interest on the senior secured notes is payable semiannually on April 20 and October 20 of each year.
(2) Interest on the convertible notes is payable quarterly on February 15, May 15, August 15, and November 15 of each year.
(3) Represents the discount created by separating the conversion option from the debt host instrument.
(4) Interest on the corporate debt is payable semiannually on June 30 and December 30 of each year.
(5) Interest on the corporate debt is payable quarterly on January 30, April 30, July 30, and October 30 of each year.
(6) Interest on the corporate debt is payable semiannually on April 30, and October 30 of each year.
(7) Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(8) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.

The table below presents the contractual maturities for our senior secured notes, convertible notes, and corporate debt.

(in thousands)	June 30, 2022
2022	$—
2023	115,000
2024	—
2025	120,000
2026	660,883
Thereafter	146,250
Total contractual amounts	$1,042,133
Unamortized deferred financing costs, discounts, and premiums, net	(20,616)
Total carrying amount of debt	$1,021,517

Note 13. Guaranteed loan financing

Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment in the consolidated balance sheets and the portion sold is recorded as guaranteed loan financing in the liabilities section of the consolidated balance sheets. For these partial loan sales, the interest earned on the entire loan balance is recorded as interest income and the interest earned by the buyer in the partial loan sale is recorded within interest expense in the accompanying consolidated statements of income. Guaranteed loan financings are secured by loans of $305.0 million and $346.1 million as of June 30, 2022 and December 31, 2021, respectively.

The table below presents guaranteed loan financing and the related interest rates and maturity dates.

	Weighted Average	Range of	Range of
(in thousands)	Interest Rate	Interest Rates	Maturities (Years)	Ending Balance
June 30, 2022	4.00%	1.24-6.50%	2022-2046	$304,158
December 31, 2021	3.78%	0.99-6.50%	2022-2046	$345,217

The table below presents the contractual maturities of guaranteed loan financing.

(in thousands)	June 30, 2022
2022	$607
2023	411
2024	1,512
2025	1,934
2026	5,321
Thereafter	294,373
Total	$304,158

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

The table below presents additional information on the Company’s securitized debt obligations.

	June 30, 2022			December 31, 2021
	Current		Weighted	Current		Weighted
	Principal	Carrying	Average	Principal	Carrying	Average
(in thousands)	Balance	value	Interest Rate	Balance	value	Interest Rate
ReadyCap Lending Small Business Trust 2019-2	$61,955	$61,186	2.9%	$79,294	$78,268	2.6%
Sutherland Commercial Mortgage Trust 2017-SBC6	12,118	11,942	4.2	16,729	16,471	3.8
Sutherland Commercial Mortgage Trust 2019-SBC8	132,514	130,490	2.9	145,351	143,153	2.9
Sutherland Commercial Mortgage Trust 2020-SBC9	—	—	4.2	86,680	85,459	4.1
Sutherland Commercial Mortgage Trust 2021-SBC10	126,622	124,681	1.6	159,745	157,483	1.6
ReadyCap Commercial Mortgage Trust 2014-1	4,490	4,481	5.7	6,770	6,756	5.7
ReadyCap Commercial Mortgage Trust 2015-2	8,219	7,353	5.1	17,598	15,960	5.1
ReadyCap Commercial Mortgage Trust 2016-3	14,639	13,940	5.1	19,106	18,285	4.9
ReadyCap Commercial Mortgage Trust 2018-4	66,422	64,057	4.3	81,379	78,751	4.1
ReadyCap Commercial Mortgage Trust 2019-5	131,205	124,521	4.5	150,547	143,204	4.3
ReadyCap Commercial Mortgage Trust 2019-6	226,638	221,514	3.3	269,315	263,752	3.2
ReadyCap Commercial Mortgage Trust 2022-7	203,848	195,354	4.2	—	—	—
Ready Capital Mortgage Financing 2019-FL3	67,982	67,982	2.4	92,930	92,921	1.6
Ready Capital Mortgage Financing 2020-FL4	242,860	240,679	3.5	304,157	300,832	3.1
Ready Capital Mortgage Financing 2021-FL5	468,871	465,426	1.8	506,721	501,697	1.5
Ready Capital Mortgage Financing 2021-FL6	543,133	537,542	1.7	543,223	536,270	1.3
Ready Capital Mortgage Financing 2021-FL7	752,598	745,361	2.0	753,314	744,449	1.6
Ready Capital Mortgage Financing 2022-FL8	913,675	905,124	2.4	—	—	—
Ready Capital Mortgage Financing 2022-FL9	612,809	598,908	4.7	—	—	—
Total	$4,590,598	$4,520,541	2.8%	$3,232,859	$3,183,711	2.2%

The table above excludes non-company sponsored securitized debt obligations of $13.2 million and $30.6 million that are consolidated in the consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.

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

Third-party sponsored securitizations. For most third-party sponsored securitizations, we determined that we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact the economic performance of these entities. Specifically, we do not manage these entities or otherwise solely hold decision making powers that are significant, which include special servicing decisions. As a result of this assessment, we do not consolidate any of the underlying assets and liabilities of these trusts and only account for our specific interests in them.

Joint Venture Investments- VIEs

Unconsolidated VIEs. The Company does not consolidate variable interests held in an acquired joint venture investment accounted for as an equity method investment as we do not have the power to direct the activities that most significantly impact their economic performance and therefore, we only account for our specific interest.

Consolidated VIEs. The Company consolidates variable interests held in an acquired joint venture investment for which we are the primary beneficiary. The equity held by the remaining owners and their portions of net income (loss) are reflected in stockholders’ equity on the consolidated balance sheets as Non-controlling interests and in the consolidated statements of income as Net income attributable to noncontrolling interests, respectively. As of June 30, 2022, the Company’s financial results on joint venture investments identified as consolidated VIEs were not material.

Assets and liabilities of consolidated VIEs

The table below presents assets and liabilities of consolidated VIEs.

(in thousands)	June 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$4,195	$9,041
Restricted cash	48,177	33,187
Loans, net	5,804,288	4,081,848
Investments held to maturity	108,423	—
Other assets	31,136	21,488
Total assets	$5,996,219	$4,145,564
Liabilities:
Securitized debt obligations of consolidated VIEs, net	4,533,789	3,214,303
Due to third parties	4,963	—
Accounts payable and other accrued liabilities	9	—
Total liabilities	$4,538,761	$3,214,303

Assets of unconsolidated VIEs

The table below reflects our variable interests in identified VIEs for which we are not the primary beneficiary.

	Carrying Amount		Maximum Exposure to Loss (1)
(in thousands)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
MBS, at fair value(2)	$25,632	$80,756	$25,632	$80,756
Investment in unconsolidated joint ventures	223,316	74,334	223,316	74,334
Total assets in unconsolidated VIEs	$248,948	$155,090	$248,948	$155,090
(1) Maximum exposure to loss is limited to the greater of the fair value or carrying value of the assets as of the consolidated balance sheet date.
(2) Retained interest in other third party sponsored securitizations.

Note 15. Interest income and interest expense

Interest income and expense are recorded in the consolidated statements of income and classified based on the nature of the underlying asset or liability. The table below presents the components of interest income and expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Interest income
Loans
Bridge	$82,499	$32,221	$147,479	$57,289
Fixed rate	14,468	14,258	28,939	28,688
Construction	7,243	—	9,000	—
SBA - 7(a)	9,742	9,777	19,121	18,318
PPP	19,282	26,355	36,140	33,247
Residential	31	62	50	122
Other	10,055	11,462	20,291	23,980
Total loans (1)	$143,320	$94,135	$261,020	$161,644
Held for sale, at fair value, loans
Fixed rate	$2,236	$—	$4,293	$—
Freddie Mac	307	728	499	1,332
Residential	2,198	3,160	4,298	5,286
Other	24	—	46	—
Total loans, held for sale, at fair value (1)	$4,765	$3,888	$9,136	$6,618
Investments held to maturity	$3,612	$—	$4,219	$—
MBS, at fair value	$1,974	$5,024	$3,701	$8,156
Total interest income	$153,671	$103,047	$278,076	$176,418
Interest expense
Secured borrowings	$(28,147)	$(18,065)	$(47,770)	$(35,639)
Paycheck Protection Program Liquidity Facility borrowings	(459)	(1,545)	(1,147)	(1,879)
Securitized debt obligations of consolidated VIEs	(33,804)	(21,421)	(58,055)	(40,514)
Guaranteed loan financing	(3,186)	(3,472)	(6,271)	(7,123)
Senior secured note	(4,380)	(3,456)	(8,737)	(6,915)
Convertible note	(2,188)	(2,188)	(4,376)	(4,376)
Corporate debt	(8,663)	(5,268)	(15,488)	(9,730)
Total interest expense	$(80,827)	$(55,415)	$(141,844)	$(106,176)
Net interest income before provision for loan losses	$72,844	$47,632	$136,232	$70,242
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

		June 30, 2022			December 31, 2021
		Notional	Derivative	Derivative	Notional	Derivative	Derivative
(in thousands)	Primary Underlying Risk	Amount	Asset	Liability	Amount	Asset	Liability
Interest rate lock commitments	Interest rate risk	$446,663	$2,399	$—	$348,348	$2,340	$—
Interest Rate Swaps - not designated as hedges	Interest rate risk	579,098	42,822	—	536,548	4,076	—
TBA Agency Securities	Interest rate risk	388,500	391	(1,303)	346,000	—	(410)
FX forwards	Foreign exchange rate risk	28,248	918	—	27,484	606	—
Total		$1,442,509	$46,530	$(1,303)	$1,258,380	$7,022	$(410)

The table below presents gains and losses on derivatives.

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Net Realized	Net Unrealized	Net Realized	Net Unrealized
(in thousands)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Interest rate swaps	$(688)	$13,873	$(2,493)	$40,575
TBA Agency Securities	—	(7,765)	—	(501)
Interest rate lock commitments	—	5,016	—	59
FX forwards	1,546	81	2,226	312
Total	$858	$11,205	$(267)	$40,445
	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Net Realized	Net Unrealized	Net Realized	Net Unrealized
	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Credit default swaps	$—	$(21)	$—	$21
Interest rate swaps	(4,482)	1,947	(5,779)	8,470
TBA Agency Securities	—	(903)	—	3,005
Interest rate lock commitments	—	(5,595)	—	(10,234)
FX forwards	170	(334)	(358)	1,243
Total	$(4,312)	$(4,906)	$(6,137)	$2,505

In the table above:

●	Gains (losses) on credit default swaps, interest rate swaps and FX forwards are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of income.
●	For qualifying hedges of interest rate risk on interest rate swaps, the effective portion relating to the unrealized gain (loss) on derivatives are recorded in accumulated other comprehensive income (loss).
●	Gains (losses) on residential mortgage banking activity TBAs are recorded in residential mortgage banking activities in the consolidated statements of income.

The table below summarizes the gains and losses on derivatives which have qualified for hedge accounting.

(in thousands)	Derivatives - effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives- effective portion recorded in OCI	Total change in OCI for period
Interest rate hedges- forecasted transactions:
Three Months Ended June 30, 2022	$(438)	$—	$(438)	$(87)	$351
Three Months Ended June 30, 2021	$(312)	$—	$(312)	$(188)	$124
Six Months Ended June 30, 2022	$(692)	$—	$(692)	$(128)	$564
Six Months Ended June 30, 2021	$(610)	$—	$(610)	$1,492	$2,102

In the table above:

●	Forecasted transactions on interest rates consists of benchmark interest rate hedges of LIBOR-indexed floating-rate liabilities.
●	Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.
●	Amounts recorded in OCI for the period represents after tax amounts.

Note 17. Real estate owned, held for sale

The table below presents details on our real estate owned, held for sale portfolio.

(in thousands)	June 30, 2022	December 31, 2021
Acquired Portfolio:
Mixed Use	$35,779	$1,020
Land	4,174	6,318
Multi-family	31,837	—
Office	14,133	—
Total Acquired REO	$85,923	$7,338
Other REO held for sale:
Single Family	$24,300	$24,300
Retail	1,853	3,129
Office	7,125	7,384
SBA	—	137
Health Care	356	—
Total Other REO	$33,634	$34,950
Total real estate owned, held for sale	$119,557	$42,288

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

The table below presents the management fee payable to our Manager.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Management fee - total	$5.5 million	$2.6 million	$8.7 million	$5.3 million
Management fee - amount unpaid	$5.3 million	$2.6 million	$5.3 million	$2.6 million

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

The table below presents the incentive fee payable to our Manager.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Incentive fee distribution - total	$—	$0.3 million	$—	$0.3 million
Incentive fee distribution - amount unpaid	$—	$0.3 million	$—	$0.3 million

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

The table below presents reimbursable expenses payable to our Manager.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reimbursable expenses payable to our Manager - total	$2.3 million	$3.5 million	$5.8 million	$5.5 million
Reimbursable expenses payable to our Manager - amount unpaid	$4.9 million	$4.6 million	$4.9 million	$4.6 million

Co-Investment with Manager

On January 14, 2022, the Company committed to invest, in the form of an asset contribution of existing commercial real estate equity positions and additional capital, an aggregate amount equal to at least $50 million, into a parallel vehicle, Waterfall Atlas Fund, LP (the “Fund”), a fund managed by our Manager, in exchange for interests in the Fund. The Company committed to invest up to an additional $50 million as of the final closing date of the Fund, subject to available capacity in the Fund. In exchange for the Company’s commitment, the Company is entitled to 15% of any carried interest distributions received by the general partner of the Fund such that over the life of the Fund, the Company receives an internal rate of return of 1.5% over the internal rate of return of the Fund. The Fund will focus on commercial real estate equity through the acquisition of distressed and value-add real estate across property types with local operating partners.

Other

During 2021, the Company acquired $6.3 million of interests in unconsolidated joint ventures from a fund which is managed by an affiliate of its Manager.

Note 19. Other assets and other liabilities

The table below presents the composition of other assets and other liabilities.

(in thousands)	June 30, 2022	December 31, 2021
Other assets:
Deferred tax asset	$3,601	$3,601
Deferred loan exit fees	32,943	25,923
Accrued interest	37,316	21,873
Goodwill	34,172	31,470
Due from servicers	29,861	23,729
Right-of-use lease asset	1,828	2,402
Intangible assets	14,058	14,842
Deferred financing costs	3,540	3,840
PPP fee receivable	346	407
Receivable from third party	7,497	29,298
Other assets	18,725	14,713
Other assets	$183,887	$172,098
Accounts payable and other accrued liabilities:
Deferred tax liability	$11,986	$11,986
Accrued salaries, wages and commissions	28,605	42,715
Accrued interest payable	24,791	22,278
Servicing principal and interest payable	12,993	19,100
Repair and denial reserve	16,111	19,725
Payable to related parties	5,539	5,232
Accrued professional fees	3,025	4,324
Lease payable	2,053	3,002
Deferred LSP revenue	178	286
Accrued PPP related costs	4,296	12,460
Other liabilities	79,605	42,303
Total accounts payable and other accrued liabilities	$189,182	$183,411

Goodwill

The table below presents the carrying value of goodwill by reportable segment.

(in thousands)	June 30, 2022	December 31, 2021
SBC Lending and Acquisitions	$22,966	$20,264
Small Business Lending	11,206	11,206
Total	$34,172	$31,470

Intangible assets

The table below presents information on intangible assets.

(in thousands)	June 30, 2022	December 31, 2021	Estimated Useful Life
Customer Relationships - Red Stone	$6,501	$6,651	19 years
Internally developed software - Knight Capital	2,111	2,428	6 years
Trade name - Red Stone	2,500	2,500	Indefinite life
SBA license	1,000	1,000	Indefinite life
Broker network - Knight Capital	489	622	4.5 years
Favorable lease	580	640	12 years
Trade name - Knight Capital	489	562	6 years
Trade name - GMFS	388	439	15 years
Total intangible assets	$14,058	$14,842

The amortization expense related to intangible assets was $0.4 million and $0.8 million for the three and six months ended June 30, 2022 and $0.3 million and $0.6 million for the three and six months ended June 30, 2021. Such amounts are recorded as other operating expenses in the consolidated statements of income.

The table below presents accumulated amortization for finite-lived intangible assets.

(in thousands)	June 30, 2022
Internally developed software - Knight Capital	$1,689
Favorable lease	900
Trade name - GMFS	835
Broker network - Knight Capital	711
Trade name - Knight Capital	391
Customer Relationship - Red Stone	328
Total accumulated amortization	$4,854

The table below presents amortization expense related to finite-lived intangible assets for the subsequent five years.

(in thousands)	June 30, 2022
2022	$842
2023	1,599
2024	1,390
2025	1,144
2026	477
Thereafter	5,106
Total	$10,558

Loan indemnification reserve

A liability has been established for potential losses related to representations and warranties made by GMFS for loans sold with a corresponding provision recorded for loan indemnification losses. The liability is included in accounts payable and other accrued liabilities in the Company's consolidated balance sheets and the provision for loan indemnification losses is included in variable expenses on residential mortgage banking activities, in the Company's consolidated statements of income. In assessing the adequacy of the liability, management evaluates various factors including historical repurchases and indemnifications, historical loss experience, known delinquent and other problem loans, outstanding repurchase demand, historical rescission rates and economic trends and conditions in the industry. Actual losses incurred are reflected as a reduction of the reserve liability. As of June 30, 2022 and December 31, 2021, the loan indemnification reserve was $3.6 million and $4.0 million, respectively.

Due to the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. As of June 30, 2022 and December 31, 2021, the reasonably possible loss above the recorded loan indemnification reserve was not material.

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

The Company has participated in the PPP as both direct lender and service provider. Under the CARES Act, we originated $109.5 million of PPP loans and were a Lender Service Provider (“LSP”) for $2.5 billion of PPP loans. For our originations as direct lender, we elected the fair value option and thus, classified the loans as held at fair value on our consolidated balance sheets. Fees totaling $5.2 million were recognized in the period of origination. For loans processed under the LSP, we were obligated to perform certain services including: 1) assistance and services to the third-party in the underwriting, marketing, processing and funding of loans, 2) processing forgiveness of the loans with the SBA and 3) servicing and management of subsequently resulting PPP loan portfolios. Such loans are not carried on our consolidated balance sheet and fees totaling $43.3 million were recognized as services were performed. Unrecognized fees as of June 30, 2022 were $0.2 million. Expenses related to PPP loans under the CARES Act are recognized in the period in which they are incurred.

The table below presents details about the Company’s assets and liabilities related to its PPP activities.

(in thousands)	June 30, 2022	December 31, 2021
Assets
Paycheck Protection Program loans	$388,426	$867,109
Paycheck Protection Program loans, at fair value	763	3,243
PPP fee receivable	346	407
Accrued interest receivable	4,923	7,025
Total PPP related assets	$394,458	$877,784
Liabilities
Paycheck Protection Program Liquidity Facility borrowings	$427,759	$941,505
Interest payable	1,769	2,358
Deferred LSP revenue	178	286
Accrued PPP related costs	4,296	12,460
Payable to third parties	1,101	2,091
Repair and denial reserve	8,007	12,844
Total PPP related liabilities	$443,110	$971,544

In the table above,

●	Originations of PPP loans under the Economic Aid Act were $2.2 billion. These loans are classified as held-for-investment and are accounted for under ASC 310-10, Receivables.
●	Total net fees of $123.7 million are deferred over the expected life of the loans and will be recognized as interest income.
●	As of June 30, 2022, PPPLF borrowings exceed PPP loans on the balance sheet due to net fees of $27.2 million. In addition, PPP loans are forgiven before the related PPPLF borrowings are repaid. These proceeds are unrestricted and held in cash and cash equivalents on the consolidated balance sheet.

The table below presents details about the Company’s income and expenses related to its pre-tax PPP activities.

	Three Months Ended June 30,		Six Months Ended June 30,		Financial statement account
(in thousands)	2022	2021	2022	2021
Income
LSP fee income	$5,273	$3,117	$5,310	$9,858	Servicing income
Interest income	19,282	26,355	36,140	33,247	Interest income
Repair and denial reserve	2,156	—	4,400	—	Other income - change in repair and denial reserve
Total PPP related income	$26,711	$29,472	$45,850	$43,105
Expense
Direct operating expenses	$191	$3,673	$341	$8,218	Other operating expenses - origination costs
Repair and denial reserve	—	3,733	—	5,389	Other income - change in repair and denial reserve
Interest expense	459	8,761	1,147	12,622	Interest expense
Total PPP related expenses (direct)	$650	$16,167	$1,488	$26,229
Net PPP related income	$26,061	$13,305	$44,362	$16,876

Other income and expenses

The table below presents the composition of other income and operating expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Other income:
Origination income	$2,725	$1,890	$4,379	$3,503
Change in repair and denial reserve	1,305	(4,084)	3,498	(6,153)
Other	4,304	1,506	6,958	2,533
Total other income	$8,334	$(688)	$14,835	$(117)
Other operating expenses:
Origination costs	$2,168	$7,883	$7,102	$16,028
Technology expense	2,376	2,038	4,416	3,910
Impairment on real estate	840	1,278	2,667	1,278
Rent and property tax expense	1,564	1,743	2,659	3,429
Recruiting, training and travel expense	524	333	826	829
Marketing expense	596	609	924	1,185
Loan acquisition costs	113	300	218	334
Financing costs on purchased future receivables	32	32	62	56
Other	6,159	2,974	8,151	5,625
Total other operating expenses	$14,372	$17,190	$27,025	$32,674

Note 21. Redeemable Preferred Stock and Stockholders’ Equity

Common stock dividends

The table below presents dividends declared by the board of directors on common stock during the last twelve months.

Declaration Date	Record Date	Payment Date	Dividend per Share
June 14, 2021	June 30, 2021	July 30, 2021	$0.42
September 15, 2021	September 30, 2021	October 29, 2021	$0.42
December 14, 2021	December 31, 2021	January 31, 2022	$0.42
March 15, 2022	March 31, 2022	April 29, 2022	$0.42
June 15, 2022	June 30, 2022	July 29, 2022	$0.42

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

The table below summarizes RSU and RSA activity.

	Restricted Stock Awards
(in thousands, except share data)	Number of Shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, December 31, 2021	888,777	$13,517	$15.21
Granted	349,824	4,964	14.19
Vested	(252,259)	(3,791)	15.03
Forfeited	(2,064)	(26)	12.82
Outstanding, March 31, 2022	984,278	$14,664	$14.90
Granted	18,192	264	14.52
Vested	(17,516)	(257)	14.66
Forfeited	(2,326)	(33)	14.19
Outstanding, June 30, 2022	982,628	$14,638	$14.90

The Company recognized $2.1 million and $4.1 million for the three and six months ended June 30, 2022, respectively and $1.7 million and $3.3 million for the three and six months ended June 30, 2021, respectively, of non-cash compensation expense related to its stock-based incentive plan in our consolidated statements of income.

As of June 30, 2022 and December 31, 2021, approximately $14.6 million and $13.5 million, respectively, of non-cash compensation expense related to unvested awards had not yet been charged to net income. These costs are expected to be amortized into compensation expense ratably over the course of the remaining vesting periods.

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

We classify Series C Cumulative Convertible Preferred Stock, or Series C Preferred Stock, on our balance sheets using the guidance in ASC 480‑10‑S99. Our Series C Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur, such as a change in control. As of June 30, 2022, the conversion rate was 1.1626 shares of common stock per $25 principal amount of the Series C Preferred Stock, which is equivalent to an initial conversion price of approximately $21.50 per share of common stock. As redemption under these circumstances is not solely within our control, we have classified our Series C Preferred Stock as temporary equity. We have analyzed whether the conversion features should be bifurcated under the guidance in ASC 815‑10 and have determined that bifurcation is not necessary.

The table below presents details on preferred equity by series.

			Preferential Cash Dividends			Carrying Value (in thousands)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference	Rate per Annum	Annual Dividend (per share)	June 30, 2022
C	335	0.0001	$25.00	6.25%	$1.56	$8,361
E	4,600	0.0001	$25.00	6.50%	$1.63	$111,378

In the table above,

●	Shareholders are entitled to receive dividends, when and as authorized by the Company's Board, out of funds legally available for the payment of dividends. Dividends for Series C Preferred Stock are payable quarterly on the 15th day of January, April, July and October of each year or if not a business day, the next succeeding business day. Dividends for Series E preferred stock are payable quarterly on or about the last day of each January, April, July and October of each year. Any dividend payable on the preferred stock for any partial dividend period will be computed on the basis of a 360- day year consisting of twelve 30-day months. Dividends will be payable in arrears to holders of record as they appear on the Company’s records at the close of business on the last day of each of March, June, September and December, as the case may be, immediately preceding the applicable dividend payment date.

●	The Company declared dividends of $0.1 million and $1.9 million of its Series C Preferred Stock and Series E Preferred Stock during the three months ended June 30, 2022. The dividends are payable on July 15, 2022 for Series C Preferred Stock and on July 29, 2022 for Series E Preferred Stock to the holders of record as of the close of business on June 30, 2022.

●	The Company may, at its option, redeem the Series E Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. Series E Preferred Stock is not redeemable prior to June 10, 2026, except under certain conditions.

Equity ATM Program

On July 9, 2021, the Company entered into an Equity Distribution Agreement, as amended on March 8, 2022, (the “Equity Distribution Agreement”) with JMP Securities LLC, (the “Sales Agent”), pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $150 million, through the Sales Agent either as agent or principal (the “Equity ATM Program”). During the three months ended June 30, 2022, the Company sold 23,825 shares of common stock at an average price of $15.35 per share through the Equity ATM Program, for net proceeds of $0.4 million, after deducting offering related expenses. As of June 30, 2022, shares representing approximately $78.4 million remain available for sale under the Equity ATM Program.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share and per share amounts)	2022	2021	2022	2021
Basic Earnings
Net income	$58,965	$30,904	$123,228	$59,851
Less: Income attributable to non-controlling interest	2,874	444	3,649	1,103
Less: Income attributable to participating shares	2,412	3,616	4,824	4,273
Basic earnings	$53,679	$26,844	$114,755	$54,475

Diluted Earnings
Net income	$58,965	$30,904	$123,228	$59,851
Less: Income attributable to non-controlling interest	2,874	444	3,649	1,103
Less: Income attributable to participating shares	2,412	3,616	4,824	4,273
Add: Expenses attributable to dilutive instruments	2,319	—	4,638	—
Diluted earnings	$55,998	$26,844	$119,393	$54,475

Number of Shares
Basic — Average shares outstanding	114,359,026	71,221,806	101,106,777	64,059,509
Effect of dilutive securities — Unvested participating shares	10,706,466	163,797	10,696,654	150,425
Diluted — Average shares outstanding	125,065,492	71,385,603	111,803,431	64,209,934

Earnings Per Share Attributable to RC Common Stockholders:
Basic	$0.47	$0.38	$1.13	$0.85
Diluted	$0.45	$0.38	$1.07	$0.85

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

Certain investors own OP units in our operating partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the operating partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company's equity is increased. As of June 30, 2022 and December 31, 2021, the non-controlling interest OP unit holders owned 1,749,746 and 293,003 OP units, respectively.

Note 23. Offsetting assets and liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default, including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of June 30, 2022 and December 31, 2021, the Company was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.

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

In accordance with ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, the Company is required to disclose the impact of offsetting of assets and liabilities represented in the consolidated balance sheets to enable users of the consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c) the Company intends to offset, and (d) the Company’s right of offset is enforceable at law. As of June 30, 2022 and December 31, 2021, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the consolidated balances sheets.

The table below presents the gross fair value of derivative contracts by product type and secured borrowings, the amount of netting reflected in the consolidated balance sheets, as well as the amount not offset in the consolidated balance sheets as they do not meet the enforceable credit support criteria for netting under U.S. GAAP.

				Gross amounts not offset in the Consolidated Balance Sheets(1)
(in thousands)	Gross amounts of Assets / Liabilities	Gross amounts offset	Balance in Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received / Paid	Net Amount
June 30, 2022
Assets
Interest rate lock commitments	$2,399	$—	$2,399	$—	$—	$2,399
FX forwards	918	—	918	—	—	918
TBA Agency Securities	1,001	610	391	—	—	391
Interest rate swaps	42,887	65	42,822	—	31,929	10,893
Total	$47,205	$675	$46,530	$—	$31,929	$14,601
Liabilities
Interest rate swaps	$65	$65	$—	$—	$—	$—
TBA Agency Securities	1,913	610	1,303	—	—	1,303
Secured borrowings	3,212,383	—	3,212,383	3,212,383	—	—
Paycheck Protection Program Liquidity Facility	427,759	—	427,759	388,065	—	39,694
Total	$3,642,120	$675	$3,641,445	$3,600,448	$—	$40,997
December 31, 2021
Assets
Interest rate lock commitments	$2,340	$—	$2,340	$—	$—	$2,340
FX forwards	606	—	606	—	—	606
TBA Agency Securities	128	128	—	—	—	—
Interest rate swaps	6,076	2,000	4,076	—	—	4,076
Total	$9,150	$2,128	$7,022	$—	$—	$7,022
Liabilities
Interest rate swaps	$3,830	$3,830	$—	$—	$—	$—
TBA Agency Securities	538	128	410	—	—	410
Secured borrowings	2,517,600	—	2,517,600	2,517,600	—	—
Paycheck Protection Program Liquidity Facility	941,505	—	941,505	870,349	—	71,156
Total	$3,463,473	$3,958	$3,459,515	$3,387,949	$—	$71,566
(1)	Amounts presented in these columns are limited in total to the net amount of assets or liabilities presented in the prior column by instrument. In certain cases, there is excess cash collateral or financial assets we have pledged to a counterparty that exceed the financial liabilities subject to a master netting repurchase arrangement or similar agreement. Additionally, in certain cases, counterparties may have pledged excess cash collateral to us that exceeds our corresponding financial assets. In each case, any of these excess amounts are excluded from the table although they are separately reported in our consolidated balance sheets as assets or liabilities, respectively.

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

Unfunded Loan Commitments

The table below presents unfunded loan commitments for SBC loans.

(in thousands)	June 30, 2022	December 31, 2021
Loans, net	$762,637	$455,119
Loans, held for sale at fair value	$22,818	$24,150
Investments held to maturity	$2,318	$—

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

The table below presents commitments to originate residential agency loans.

(in thousands)	June 30, 2022	December 31, 2021
Commitments to originate residential agency loans	$338,320	$346,660

Note 26. Income Taxes

The Company is a REIT pursuant to Internal Revenue Code Section 856. Our qualification as a REIT depends on our ability to meet various requirements imposed by the Internal Revenue Code, which relate to our organizational structure, diversity of stock ownership and certain requirements with regard to the nature of our assets and the sources of our income. As a REIT, we generally must distribute annually dividends equal to at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four taxable years. As of June 30, 2022 and December 31, 2021, we are in compliance with all REIT requirements.

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

The income tax provision was $10.3 million and $28.2 million for the three and six months ended June 30, 2022 and $7.0 million and $15.7 million for the three and six months ended June 30, 2021. The income tax provision primarily relates to activities of the Company’s TRSs.

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

	Three Months Ended June 30, 2022
		Small	Residential
	SBC Lending	Business	Mortgage	Corporate-
(in thousands)	and Acquisitions	Lending	Banking	Other	Consolidated
Interest income	$122,427	$29,024	$2,220	$—	$153,671
Interest expense	(72,685)	(5,916)	(2,226)	—	(80,827)
Net interest income before recovery of (provision for) loan losses	$49,742	$23,108	$(6)	$—	$72,844
Recovery of (provision for) loan losses	4,609	(219)	—	—	4,390
Net interest income after recovery of (provision for) loan losses	$54,351	$22,889	$(6)	$—	$77,234
Non-interest income
Residential mortgage banking activities	$—	$—	$2,947	$—	$2,947
Net realized gain on financial instruments and real estate owned	12,034	9,080	—	—	21,114
Net unrealized gain (loss) on financial instruments	(2,517)	(721)	(15)	—	(3,253)
Servicing income, net	1,431	4,558	8,576	—	14,565
Income on purchased future receivables, net	—	1,859	—	—	1,859
Income on unconsolidated joint ventures	5,200	—	—	—	5,200
Other income	6,338	1,950	21	25	8,334
Total non-interest income	$22,486	$16,726	$11,529	$25	$50,766
Non-interest expense
Employee compensation and benefits	$(7,903)	$(10,217)	$(6,906)	$(1,063)	$(26,089)
Allocated employee compensation and benefits from related party	(180)	—	—	(1,624)	(1,804)
Variable income (expenses) on residential mortgage banking activities	—	—	4,532	—	4,532
Professional fees	(1,097)	(1,619)	(217)	(918)	(3,851)
Management fees – related party	—	—	—	(5,465)	(5,465)
Loan servicing expense	(7,912)	74	(2,458)	—	(10,296)
Transaction related expenses	—	—	—	(1,372)	(1,372)
Other operating expenses	(6,457)	(4,314)	(2,175)	(1,426)	(14,372)
Total non-interest expense	$(23,549)	$(16,076)	$(7,224)	$(11,868)	$(58,717)
Income (loss) before provision for income taxes	$53,288	$23,539	$4,299	$(11,843)	$69,283
Total assets	$10,296,900	$1,049,763	$454,556	$136,096	$11,937,315

	Six Months Ended June 30, 2022
		Small	Residential
	SBC Lending	Business	Mortgage	Corporate-
(in thousands)	and Acquisitions	Lending	Banking	Other	Consolidated
Interest income	$218,770	$55,261	$4,045	$—	$278,076
Interest expense	(125,778)	(11,606)	(4,184)	(276)	(141,844)
Net interest income before recovery of (provision for) loan losses	$92,992	$43,655	$(139)	$(276)	$136,232
Recovery of (provision for) loan losses	4,339	(1,491)	—	—	2,848
Net interest income after recovery of (provision for) loan losses	$97,331	$42,164	$(139)	$(276)	$139,080
Non-interest income
Residential mortgage banking activities	$—	$—	$11,371	$—	$11,371
Net realized gain on financial instruments and real estate owned	12,916	16,205	—	—	29,121
Net unrealized gain (loss) on financial instruments	9,912	(433)	32,583	—	42,062
Servicing income, net	2,351	6,051	16,691	—	25,093
Income on purchased future receivables, net	—	4,328	—	—	4,328
Income on unconsolidated joint ventures	11,763	—	—	—	11,763
Other income	9,352	4,821	45	617	14,835
Total non-interest income	$46,294	$30,972	$60,690	$617	$138,573
Non-interest expense
Employee compensation and benefits	$(18,063)	$(19,735)	$(14,440)	$(1,819)	$(54,057)
Allocated employee compensation and benefits from related party	(480)	—	—	(4,324)	(4,804)
Variable income (expenses) on residential mortgage banking activities	—	—	3,553	—	3,553
Professional fees	(3,498)	(3,087)	(481)	(1,911)	(8,977)
Management fees – related party	—	—	—	(8,661)	(8,661)
Loan servicing expense	(13,787)	(428)	(5,001)	—	(19,216)
Transaction related expenses	—	—	—	(7,071)	(7,071)
Other operating expenses	(11,833)	(8,101)	(4,199)	(2,892)	(27,025)
Total non-interest expense	$(47,661)	$(31,351)	$(20,568)	$(26,678)	$(126,258)
Income (loss) before provision for income taxes	$95,964	$41,785	$39,983	$(26,337)	$151,395
Total assets	$10,296,900	$1,049,763	$454,556	$136,096	$11,937,315

	Three Months Ended June 30, 2021
		Small	Residential
	SBC Lending	Business	Mortgage	Corporate-
(in thousands)	and Acquisitions	Lending	Banking	Other	Consolidated
Interest income	$64,880	$36,133	$2,034	$—	$103,047
Interest expense	(39,140)	(13,980)	(2,295)	—	(55,415)
Net interest income before provision for loan losses	$25,740	$22,153	$(261)	$—	$47,632
Provision for loan losses	(4,723)	(794)	—	—	(5,517)
Net interest income after provision for loan losses	$21,017	$21,359	$(261)	$—	$42,115
Non-interest income
Residential mortgage banking activities	$—	$—	$36,690	$—	$36,690
Net realized gain on financial instruments and real estate owned	2,620	14,563	—	—	17,183
Net unrealized gain (loss) on financial instruments	6,843	2,467	(4,698)	—	4,612
Servicing income, net	796	3,666	7,466	—	11,928
Income on purchased future receivables, net	—	2,779	—	—	2,779
Income on unconsolidated joint ventures	3,361	—	—	—	3,361
Other income (loss)	2,753	(3,550)	38	71	(688)
Total non-interest income	$16,373	$19,925	$39,496	$71	$75,865
Non-interest expense
Employee compensation and benefits	$(4,294)	$(9,335)	$(10,127)	$(514)	$(24,270)
Allocated employee compensation and benefits from related party	(331)	—	—	(2,968)	(3,299)
Variable expenses on residential mortgage banking activities	—	—	(21,421)	—	(21,421)
Professional fees	(993)	(704)	(144)	(1,031)	(2,872)
Management fees – related party	—	—	—	(2,626)	(2,626)
Incentive fees – related party	—	—	—	(286)	(286)
Loan servicing expense	(4,621)	(144)	(2,086)	—	(6,851)
Transaction related expenses	—	—	—	(1,266)	(1,266)
Other operating expenses	(6,642)	(7,405)	(2,213)	(930)	(17,190)
Total non-interest expense	$(16,881)	$(17,588)	$(35,991)	$(9,621)	$(80,081)
Income (loss) before provision for income taxes	$20,509	$23,696	$3,244	$(9,550)	$37,899
Total assets	$5,275,662	$2,860,365	$588,435	$252,430	$8,976,892

	Six Months Ended June 30, 2021
		Small	Residential
	SBC Lending	Business	Mortgage	Corporate-
(in thousands)	and Acquisitions	Lending	Banking	Other	Consolidated
Interest income	$120,775	$51,565	$4,078	$—	$176,418
Interest expense	(76,357)	(23,187)	(4,623)	(2,009)	(106,176)
Net interest income before provision for loan losses	$44,418	$28,378	$(545)	$(2,009)	$70,242
Provision for loan losses	(5,070)	(439)	—	—	(5,509)
Net interest income after provision for loan losses	$39,348	$27,939	$(545)	$(2,009)	$64,733
Non-interest income
Residential mortgage banking activities	$—	$—	$78,099	$—	$78,099
Net realized gain on financial instruments and real estate owned	6,566	19,463	—	—	26,029
Net unrealized gain (loss) on financial instruments	11,970	2,981	10,657	—	25,608
Servicing income, net	1,522	11,469	14,572	—	27,563
Income on purchased future receivables, net	—	5,096	—	—	5,096
Income on unconsolidated joint ventures	2,552	—	—	—	2,552
Other income (loss)	4,897	(5,150)	53	83	(117)
Total non-interest income	$27,507	$33,859	$103,381	$83	$164,830
Non-interest expense
Employee compensation and benefits	$(6,546)	$(15,381)	$(23,715)	$(1,405)	$(47,047)
Allocated employee compensation and benefits from related party	(543)	—	—	(4,879)	(5,422)
Variable expenses on residential mortgage banking activities	—	—	(36,906)	—	(36,906)
Professional fees	(1,838)	(1,348)	(395)	(2,273)	(5,854)
Management fees – related party	—	—	—	(5,319)	(5,319)
Incentive fees – related party	—	—	—	(286)	(286)
Loan servicing expense	(8,463)	(42)	(4,450)	—	(12,955)
Transaction related expenses	—	—	—	(7,573)	(7,573)
Other operating expenses	(11,599)	(15,070)	(4,417)	(1,588)	(32,674)
Total non-interest expense	$(28,989)	$(31,841)	$(69,883)	$(23,323)	$(154,036)
Income (loss) before provision for income taxes	$37,866	$29,957	$32,953	$(25,249)	$75,527
Total assets	$5,275,662	$2,860,365	$588,435	$252,430	$8,976,892

Note 28. Subsequent events

On July 13, 2022, the Company entered into a joint venture with Starz Real Estate, a pan-European commercial real estate lending platform to originate approximately €300 million of new senior commercial real estate loans over the next two years. This joint venture will focus on deploying commercial real estate bridge and term loans between €10 million and €40 million in size across the United Kingdom, Benelux, Dach Region, Italy and Portugal with up to 75% LTV across sectors including office, residential, mixed use, student housing, logistics, self-storage, and selective retail and hotel opportunities. The joint venture will also offer construction lending in the above mentioned continental European locations.

On July 15, 2022, the Company closed on a commitment to invest into a parallel vehicle of the Fund, a fund managed by our Manager, in exchange for interests in the Fund. Refer to Note 18 – Agreements and transactions with related parties for a more detailed description of the co-investment terms.

On July 25, 2022, the Company issued $80 million in aggregate principal amount of 7.375% Senior Unsecured Notes due 2027 by means of a direct public offering to a certain purchaser in a privately negotiated transaction. The net proceeds from the sale of the Notes were approximately $77.5 million, after deducting estimated transaction expenses payable by the Company. The Company intends to use the net proceeds to originate or acquire target assets consistent with its investment strategy and for general business purposes.

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

The Class B Common Stock ranked equally with the common stock, except that the shares of Class B Common Stock were not listed on the New York Stock Exchange. On May 11, 2022, each issued and outstanding share of Class B Common Stock automatically converted, on a one-for-one basis, into an equal number of shares of Common Stock, and as such, no shares of Class B Common Stock remain outstanding.

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

The acquisition further expanded the Company’s investment portfolio and origination platform to include a diverse portfolio of construction assets with attractive portfolio yields. Refer to Note 5, included in Part I, Item 1, “Financial Statements,” of this quarterly report on Form 10-Q, for assets acquired and liabilities assumed in the merger.

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

The acquisition of Anworth increased our equity capitalization, supported continued growth of our platform and execution of our strategy, and provided us with improved scale, liquidity and capital alternatives, including additional borrowing capacity. Also, the stockholder base resulting from the acquisition of Anworth enhanced the trading volume and liquidity for our stockholders. In addition, part of our strategy in acquiring Anworth was to manage the liquidation and runoff of certain assets within the Anworth portfolio and repay certain indebtedness on the Anworth portfolio following the completion of the Anworth Merger, and to redeploy the capital into opportunities in our core SBC strategies and other assets we expect will generate attractive risk-adjusted returns and long-term earnings accretion. Consistent with this strategy, as of June 30, 2022, we have liquidated approximately $2.1 billion of assets within the Anworth portfolio, primarily consisting of agency residential mortgage-backed securities, which are guaranteed by the U.S. government or by federally sponsored enterprises, and repaid approximately $1.8 billion of indebtedness on the portfolio.

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

Changes in Market Interest Rates. We own and expect to acquire or originate fixed rate mortgages (“FRMs”) and adjustable rate mortgages (“ARMs”) with maturities ranging from two to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in two to 10 years. FRM loans bear interest that is fixed for the term of the loan and we typically utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with such FRMs. As of June 30, 2022, 75% of fixed rate loans are match funded in securitization. ARM loans generally have a fixed interest rate for a period of five, seven or 10 years and then an adjustable interest rate equal to the sum of an index rate, such as the Secured Overnight Financing Rate (“SOFR”), which typically resets monthly. As of June 30, 2022, approximately 84% of the loans in our portfolio were ARMs, and 16% were FRMs, based on UPB.

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

Prepayment Speeds. Prepayment speeds on loans vary according to interest rates, the type of investment, conditions in the financial markets, competition, foreclosures and other factors that cannot be predicted with any certainty. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans and, as a result, prepayment speeds tend to decrease. This can extend the period over which we earn interest income and servicing fee income. When interest rates fall, prepayment speeds increase on loans, and therefore, ABS, thereby decreasing the period over which we earn interest income or servicing fee income. Additionally, other factors such as the credit rating of the borrower, the rate of property value appreciation or depreciation, financial market conditions, foreclosures and lender competition, none of which can be predicted with any certainty, may affect prepayment speeds on loans.

Credit Spreads. Our investment portfolio may be subject to changes in credit spreads. Credit spreads measure the yield demanded on loans and securities by the market based on their credit relative to a specific benchmark and is a measure of the perceived risk of the investment. Fixed rate loans and securities are valued based on a market credit spread over the rate payable on fixed rate swaps or fixed rate U.S. Treasuries of similar maturity. Floating rate securities are typically valued based on a market credit spread over SOFR (or another floating rate index) and are affected similarly by changes in SOFR spreads. Excessive supply of these loans and securities, or reduced demand, may cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such assets. Under such conditions, the value of our portfolios would tend to decline. Conversely, if the spread used to value such assets were to decrease, or “tighten,” the value of our loans and securities would tend to increase. Such changes in the market value of these assets may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses.

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

The table below sets forth certain information on our operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share data)	2022	2021	2022	2021
Net Income	$58,965	$30,904	$123,228	$59,851
Earnings per common share - basic	$0.47	$0.38	$1.13	$0.85
Earnings per common share - diluted	$0.45	$0.38	$1.07	$0.85
Distributable earnings	$60,102	$41,428	$108,965	$66,136
Distributable earnings per common share - basic	$0.48	$0.52	$1.00	$0.95
Distributable earnings per common share - diluted	$0.46	$0.52	$0.94	$0.95
Dividends declared per common share	$0.42	$0.42	$0.84	$0.82
Dividend yield	14.1%	10.6%	14.1%	10.3%
Return on equity	12.8%	10.0%	15.4%	10.2%
Distributable return on equity	13.1%	13.8%	13.6%	11.3%
Book value per common share	$15.28	$14.88	$15.28	$14.88
Adjusted net book value per common share	$15.28	$14.87	$15.28	$14.87

In the table above,

●	Dividend yield is based on the respective period end closing share price.
●	Adjusted net book value per common share excludes the equity component of our 2017 convertible note issuance.

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

The table below presents information on our investment portfolio originations and acquisitions (based on fully committed amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Loan originations
SBC loans	$1,218,083	$1,101,326	$3,412,968	$1,924,519
SBA loans	128,752	145,745	229,708	195,968
Residential agency mortgage loans	746,414	1,071,745	1,515,547	2,311,828
Total loan originations	$2,093,249	$2,318,816	$5,158,223	$4,432,315
Total loan acquisitions	$1,501	$—	$6,754	$—
Total loan investment activity	$2,094,750	$2,318,816	$5,164,977	$4,432,315

Balance Sheet Analysis and Metrics

(in thousands)	June 30, 2022	December 31, 2021	$ Change	% Change
Assets
Cash and cash equivalents	$127,939	$229,531	$(101,592)	(44.3)%
Restricted cash	64,746	51,569	13,177	25.6
Loans, net (including $9,956 and $10,766 held at fair value)	3,907,321	2,915,446	991,875	34.0
Loans, held for sale, at fair value	469,442	552,935	(83,493)	(15.1)
Paycheck Protection Program loans (including $763 and $3,243 held at fair value)	389,189	870,352	(481,163)	(55.3)
Mortgage-backed securities, at fair value	40,648	99,496	(58,848)	(59.1)
Loans eligible for repurchase from Ginnie Mae	54,784	94,111	(39,327)	(41.8)
Investment in unconsolidated joint ventures (including $8,430 and $8,894 held at fair value)	224,220	141,148	83,072	58.9
Investments held to maturity (including $9,601 held at fair value)	50,618	—	50,618	100.0
Purchased future receivables, net	8,704	7,872	832	10.6
Derivative instruments	46,530	7,022	39,508	562.6
Servicing rights (including $168,653 and $120,142 held at fair value)	253,511	204,599	48,912	23.9
Real estate owned, held for sale	119,557	42,288	77,269	182.7
Other assets	183,887	172,098	11,789	6.9
Assets of consolidated VIEs	5,996,219	4,145,564	1,850,655	44.6
Total Assets	$11,937,315	$9,534,031	$2,403,284	25.2%
Liabilities
Secured borrowings	3,212,383	2,517,600	694,783	27.6
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	427,759	941,505	(513,746)	(54.6)
Securitized debt obligations of consolidated VIEs, net	4,533,789	3,214,303	1,319,486	41.1
Convertible notes, net	113,818	113,247	571	0.5
Senior secured notes, net	342,469	342,035	434	0.1
Corporate debt, net	565,230	441,817	123,413	27.9
Guaranteed loan financing	304,158	345,217	(41,059)	(11.9)
Contingent consideration	92,548	16,400	76,148	464.3
Liabilities for loans eligible for repurchase from Ginnie Mae	54,784	94,111	(39,327)	(41.8)
Derivative instruments	1,303	410	893	217.8
Dividends payable	51,185	34,348	16,837	49.0
Loan participations sold	53,544	—	53,544	100.0
Due to third parties	24,737	668	24,069	3,603.1
Accounts payable and other accrued liabilities	189,182	183,411	5,771	3.1
Total Liabilities	$9,966,889	$8,245,072	$1,721,817	20.9%
Preferred stock Series C, liquidation preference $25.00 per share	8,361	8,361	—	—

Commitments & contingencies

Stockholders’ Equity
Preferred stock Series E liquidation preference $25.00 per share	111,378	111,378	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 114,375,070 and 75,838,050 shares issued and outstanding, respectively	11	8	3	37.5
Additional paid-in capital	1,723,580	1,161,853	561,727	48.3
Retained earnings	27,298	8,598	18,700	217.5
Accumulated other comprehensive loss	(2,815)	(5,733)	2,918	(50.9)
Total Ready Capital Corporation equity	1,859,452	1,276,104	583,348	45.7
Non-controlling interests	102,613	4,494	98,119	2,183.3
Total Stockholders’ Equity	$1,962,065	$1,280,598	$681,467	53.2%
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$11,937,315	$9,534,031	$2,403,284	25.2%

As of June 30, 2022, total assets in our consolidated balance sheet were $11.9 billion, an increase of $2.4 billion from December 31, 2021, primarily reflecting an increase in Assets of consolidated VIEs and Loans, net, partially offset by a decrease in PPP loans. Assets of consolidated VIEs increased $1.9 billion due to the closings of RCMF 2022-FL8, RCMT 2022-7 and RCMF 2022-FL9, partially offset by paydowns including the collapse of SCMT 2020-SBC9. Loans, net increased $992 million primarily reflecting increases in loan originations, partially offset by paydowns. PPP loans decreased $481 million due to principal forgiveness. Additionally, assets related to the Mosaic Mergers amounted to $736 million.

As of June 30, 2022, total liabilities in our consolidated balance sheet were $10.0 billion, an increase of $1.7 billion from December 31, 2021, primarily reflecting an increase in Securitized debt obligations of consolidated VIEs, net and Secured borrowings, partially offset by a decrease in PPPLF borrowings. Securitized debt obligations of consolidated VIEs, net increased $1.3 billion due to the closings of RCMF 2022-FL8, RCMT 2022-7 and RCMF 2022-FL9, partially offset by paydowns including the collapse of SCMT 2020-SBC9. Secured borrowings increased $695 million reflecting increased borrowings on originations and acquisitions of loans, partially offset by payments. PPPLF borrowings decreased $514 million due to PPP principal forgiveness.

As of June 30, 2022, Stockholders’ Equity increased $681 million to $2.0 billion, due to equity raised in connection with the Mosaic Mergers, the issuance of common equity through an underwritten public offering and the issuance of common equity through the Equity ATM Program.

Selected Balance Sheet Information by Business Segment. The table below presents certain selected balance sheet data by each of our three business segments, with the remaining amounts reflected in Corporate –Other.

(in thousands)	SBC Lending and Acquisitions	Small Business Lending	Residential Mortgage Banking	Total
June 30, 2022
Assets
Loans, net	$9,191,703	$564,362	$1,669	$9,757,734
Loans, held for sale, at fair value	219,230	51,239	198,973	469,442
Paycheck Protection Program loans	—	389,189	—	389,189
MBS, at fair value	40,648	—	—	40,648
Servicing rights	63,188	21,670	168,653	253,511
Investment in unconsolidated joint ventures	224,220	—	—	224,220
Investments held to maturity	50,618	—	—	50,618
Purchased future receivables, net	—	8,704	—	8,704
Real estate owned, held for sale	119,557	—	—	119,557

Liabilities
Secured borrowings	$2,834,690	$136,820	$240,873	$3,212,383
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	—	427,759	—	427,759
Securitized debt obligations of consolidated VIEs	4,472,603	61,186	—	4,533,789
Guaranteed loan financing	—	304,158	—	304,158
Senior secured notes, net	329,040	13,429	—	342,469
Corporate debt, net	565,230	—	—	565,230
Convertible notes, net	108,136	5,682	—	113,818
Loan participations sold	53,544	—	—	53,544

In the table above,

●	Loans, net includes assets of consolidated VIEs and excludes allowance for loan losses.
●	Investments held to maturity includes assets of consolidated VIEs.

Income Statement Analysis and Metrics

	Three Months Ended June 30,						Six Months Ended June 30,
(in thousands)	2022		2021		$ Change		2022		2021		Change
Interest income	$		$		$		$		$		$
SBC lending and acquisitions		122,427		64,880		57,547		218,770		120,775		97,995
Small business lending		29,024		36,133		(7,109)		55,261		51,565		3,696
Residential mortgage banking		2,220		2,034		186		4,045		4,078		(33)
Corporate - other		—		—		—		—		—		—
Total interest income		$153,671		$103,047		$50,624		$278,076		$176,418		$101,658
Interest expense
SBC lending and acquisitions		(72,685)		(39,140)		(33,545)		(125,778)		(76,357)		(49,421)
Small business lending		(5,916)		(13,980)		8,064		(11,606)		(23,187)		11,581
Residential mortgage banking		(2,226)		(2,295)		69		(4,184)		(4,623)		439
Corporate - other		—		—		—		(276)		(2,009)		1,733
Total interest expense		$(80,827)		$(55,415)		$(25,412)		$(141,844)		$(106,176)		$(35,668)
Net interest income before recovery of (provision for) loan losses		$72,844		$47,632		$25,212		$136,232		$70,242		$65,990
Recovery of (provision for) loan losses
SBC lending and acquisitions		4,609		(4,723)		9,332		4,339		(5,070)		9,409
Small business lending		(219)		(794)		575		(1,491)		(439)		(1,052)
Total recovery of (provision for) loan losses		$4,390		$(5,517)		$9,907		$2,848		$(5,509)		$8,357
Net interest income after recovery of (provision for) loan losses		$77,234		$42,115		$35,119		$139,080		$64,733		$74,347
Non-interest income
SBC lending and acquisitions		22,486		16,373		6,113		46,294		27,507		18,787
Small business lending		16,726		19,925		(3,199)		30,972		33,859		(2,887)
Residential mortgage banking		11,529		39,496		(27,967)		60,690		103,381		(42,691)
Corporate - other		25		71		(46)		617		83		534
Total non-interest income		$50,766		$75,865		$(25,099)		$138,573		$164,830		$(26,257)
Non-interest expense
SBC lending and acquisitions		(23,549)		(16,881)		(6,668)		(47,661)		(28,989)		(18,672)
Small business lending		(16,076)		(17,588)		1,512		(31,351)		(31,841)		490
Residential mortgage banking		(7,224)		(35,991)		28,767		(20,568)		(69,883)		49,315
Corporate - other		(11,868)		(9,621)		(2,247)		(26,678)		(23,323)		(3,355)
Total non-interest expense		$(58,717)		$(80,081)		$21,364		$(126,258)		$(154,036)		$27,778
Net income (loss) before provision for income taxes
SBC lending and acquisitions		53,288		20,509		32,779		95,964		37,866		58,098
Small business lending		23,539		23,696		(157)		41,785		29,957		11,828
Residential mortgage banking		4,299		3,244		1,055		39,983		32,953		7,030
Corporate - other		(11,843)		(9,550)		(2,293)		(26,337)		(25,249)		(1,088)
Total net income before provision for income taxes		$69,283		$37,899		$31,384		$151,395		$75,527		$75,868

Results of Operations – Supplemental Information. Realized and unrealized gains (losses) on financial instruments are recorded in the consolidated statements of income and classified based on the nature of the underlying asset or liability.

The table below presents the components of realized and unrealized gains (losses) on financial instruments.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	2022	2021	$ Change
Realized gain (loss) on financial instruments
Realized gain on loans - Freddie Mac	$2,432	$2,790	$(358)	$3,608	$5,197	$(1,589)
Creation of MSRs - Freddie Mac	2,639	3,909	(1,270)	3,907	7,468	(3,561)
Realized gain on loans - SBA	7,008	11,828	(4,820)	12,370	15,716	(3,346)
Creation of MSRs - SBA	2,045	2,741	(696)	3,779	3,700	79
Creation of MSRs - Red Stone	1,524	—	1,524	1,719	—	1,719
Realized gain (loss) on derivatives, at fair value	858	(4,312)	5,170	(267)	(6,137)	5,870
Realized gain (loss) on MBS, at fair value	5,111	1,479	3,632	6,484	1,772	4,712
Net realized gain (loss) - all other	(503)	(1,252)	749	(2,479)	(1,687)	(792)
Net realized gain (loss) on financial instruments	$21,114	$17,183	$3,931	$29,121	$26,029	$3,092
Unrealized gain (loss) on financial instruments
Unrealized gain (loss) on loans - Freddie Mac and CMBS	$(5,879)	$36	$(5,915)	$(18,820)	$(517)	$(18,303)
Unrealized gain (loss) on loans - SBA	(722)	2,467	(3,189)	(434)	2,981	(3,415)
Unrealized gain (loss) on residential MSRs, at fair value	(15)	(4,699)	4,684	32,583	10,657	21,926
Unrealized gain (loss) on derivatives, at fair value	13,954	1,727	12,227	40,887	7,559	33,328
Unrealized gain (loss) on MBS, at fair value	(6,752)	3,741	(10,493)	(9,364)	5,569	(14,933)
Net unrealized gain (loss) - all other	(3,839)	1,340	(5,179)	(2,790)	(641)	(2,149)
Net unrealized gain (loss) on financial instruments	$(3,253)	$4,612	$(7,865)	$42,062	$25,608	$16,454

SBC Lending and Acquisitions Segment Results.

Q2 2022 versus Q2 2021. Interest income of $122.4 million represented an increase of $57.5 million, primarily due to loan acquisitions and originations, resulting in higher average loan balances. Interest expense of $72.7 million represented an increase of $33.5 million, driven by an increase in borrowings to finance new originations. The recovery of loan losses of $4.6 million represented an increase of $9.3 million, due to collectability on reserves driven by the impact of COVID-19 and positive economic assumptions when compared to the respective prior period. Non-interest income of $22.5 million represented an increase of $6.1 million, primarily due to net realized gains on financial instruments and real estate owned and income from unconsolidated subsidiaries, partially offset by a decrease in net unrealized gains on financial instruments. Non-interest expense of $23.5 million represented an increase of $6.7 million, primarily due to increased loan servicing and compensation expenses.

YTD 2022 versus YTD 2021. Interest income of $218.8 million represented an increase of $98.0 million, primarily due to loan acquisitions and originations, resulting in a larger loan portfolio. Interest expense of $125.8 million represented an increase of $49.4 million, driven by an increase in borrowings to finance new originations. The recovery of loan losses of $4.3 million represented an increase of $9.4 million, due to collectability on reserves driven by the impact of COVID-19 and positive economic assumptions when compared to the respective prior period. Non-interest income of $46.3 million represented an increase of $18.8 million, primarily due to net realized gains on financial instruments and real estate owned, unrealized gains on interest rate swaps and income from unconsolidated subsidiaries, partially offset by reduced pricing on loans and MBS, held at fair value. Non-interest expense of $47.7 million represented an increase of $18.7 million, primarily due to increased loan servicing and compensation expenses.

Small Business Lending Segment Results.

Q2 2022 versus Q2 2021. Interest income of $29.0 million represented a decrease of $7.1 million, due to decreased loan balances. Interest expense of $5.9 million represented a decrease of $8.1 million, driven by a decrease in costs to support PPP loan originations. The provision for loan losses of $0.2 million represented a decrease of $0.6 million, due to collectability on reserves. Non-interest income of $16.7 million represented a decrease of $3.2 million, primarily due to lower realized gains on loan sales as compared to the respective prior period. Non-interest expense of $16.1 million represented a decrease of $1.5 million, primarily due to decreased variable operating expenses, partially offset by an increase in compensation expense.

YTD 2022 versus YTD 2021. Interest income of $55.3 million represented an increase of $3.7 million, due to increased loan balances. Interest expense of $11.6 million represented a decrease of $11.6 million, driven by a decrease in costs to support PPP loan originations. The provision for loan losses of $1.5 million represented an increase of $1.1 million, due to an increase in SBA 7(a) loan originations. Non-interest income of $31.0 million represented a decrease of $2.9 million, primarily due to lower realized gains on loan sales as compared to the respective prior period. Non-interest expense of $31.4 million represented a decrease of $0.5 million, primarily due to decreased variable operating expenses, partially offset by an increase in compensation expense.

Residential Mortgage Banking Segment Results.

Q2 2022 versus Q2 2021. Interest income of $2.2 million was essentially unchanged from the respective prior year period. Interest expense of $2.2 million was essentially unchanged from the respective prior year period. Non-interest income of $11.5 million represented a decrease of $28.0 million, primarily due to a decrease in loan originations, partially offset by unrealized gains on MSRs. Non-interest expense of $7.2 million represented a decrease of $28.8 million, primarily due to a decrease in loan originations.

YTD 2022 versus YTD 2021. Interest income of $4.0 million was essentially unchanged from the respective prior year period. Interest expense of $4.2 million represented a decrease of $0.4 million, due to a decrease in loan originations. Non-interest income of $60.7 million represented a decrease of $42.7 million, primarily due to a decrease in loan originations, partially offset by unrealized gains on MSRs. Non-interest expense of $20.6 million represented a decrease of $49.3 million, primarily due to a decrease in loan originations.

Corporate – Other.

Q2 2022 versus Q2 2021. Non-interest expense of $11.9 million increased by $2.2 million, driven by an increase in compensation expense and management fees.

YTD 2022 versus YTD 2021. Interest expense decreased by $1.7 million due to a decrease in unallocated corporate debt. Non-interest expense of $26.7 million represented an increase of $3.4 million, due to an increase in compensation expense and management fees.

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

The table below presents a reconciliation of net income to distributable earnings.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Net Income	$58,965	$30,904	$28,061	$123,228	$59,851	$63,377
Reconciling items:
Unrealized (gain) loss on mortgage servicing rights	16	4,699	(4,683)	(32,583)	(10,657)	(21,926)
Impact of ASU 2016-13 on accrual loans	(2,110)	4,035	(6,145)	(142)	4,006	(4,148)
Non-recurring REO impairment	700	510	190	2,267	510	1,757
Merger transaction costs and other non-recurring expenses	3,248	2,971	277	9,903	10,234	(331)
Total reconciling items	$1,854	$12,215	$(10,361)	$(20,555)	$4,093	$(24,648)
Income tax adjustments	(717)	(1,691)	974	6,292	2,192	4,100
Distributable earnings	$60,102	$41,428	$18,674	$108,965	$66,136	$42,829
Less: Distributable earnings attributable to non-controlling interests	2,929	595	2,334	3,518	1,158	2,360
Less: Income attributable to participating shares	2,412	3,616	(1,204)	4,824	4,273	551
Distributable earnings attributable to common stockholders	$54,761	$37,217	$17,544	$100,623	$60,705	$39,918
Distributable earnings per common share - basic	$0.48	$0.52	$(0.04)	$1.00	$0.95	$0.05
Distributable earnings per common share - diluted	$0.46	$0.52	$(0.06)	$0.94	$0.95	$(0.01)

Q2 2022 versus Q2 2021. Consolidated net income of $59.0 million for the second quarter of 2022 represented an increase of $28.1 million from the second quarter of 2021, primarily due to an increase in net interest income after provision for loan losses driven by higher loan volumes and interest income recognized from PPP loans, partially offset by a decrease in residential loan originations. Consolidated distributable earnings of $60.1 million for the second quarter of 2022 represented an increase of $18.7 million from the second quarter of 2021. The decrease in the distributable earnings reconciling items is primarily due to a decrease in unrealized losses on MSRs and decreased CECL reserves when compared to the respective prior period.

YTD 2022 versus YTD 2021. Consolidated net income of $123.2 million for the six months ended June 30, 2022 represented an increase of $63.4 million from the six months ended June 30, 2021, primarily due to an increase in net interest income after provision for loan losses driven by higher loan volumes and interest income recognized from PPP loans and unrealized gains on financial instruments, partially offset by a decrease in residential loan originations. Consolidated distributable earnings of $109.0 million for the six months ended June 30, 2022 represented an increase of $42.8 million from the six months ended June 30, 2021. The decrease in the distributable earnings reconciling items is primarily due to an increase in unrealized gains on MSRs.

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

We are continuing to monitor the impact of rising interest rates, credit spreads and inflation on the Company, the borrowers underlying our real estate-related assets, the tenants in the properties we own, our financing sources, and the economy as a whole. Because the severity, magnitude and duration of these economic events remain uncertain, rapidly changing and difficult to predict, the impact on our operations and liquidity also remains uncertain and difficult to predict.

Cash flow

Six Months Ended June 30, 2022. Cash and cash equivalents as of June 30, 2022, decreased by $78.3 million to $245.1 million from December 31, 2021, primarily due to net cash used for investing activities, partially offset by net cash provided by financing and operating activities. The net cash used for investing activities primarily reflected loan originations and purchases, partially offset by paydowns and principal forgiveness. The net cash provided by financing activities primarily reflected net proceeds from issuances of securitized debt and proceeds from secured borrowings as a result of an increase in origination activities, partially offset by repayment of PPPLF borrowings. The net cash provided by operating activities primarily reflected net proceeds on disposition and principal payments of loans, held for sale, at fair value and an increase in operating assets, partially offset by an increase in operating liabilities and realized and unrealized gains on financial instruments.

Six Months Ended June 30, 2021. Cash and cash equivalents as of June 30, 2021, increased by $71.5 million to $272.0 million from December 31, 2020, primarily due to net cash provided from financing and operating activities, partially offset by net cash used for investing activities. The net cash provided from financing activities primarily reflected proceeds from issuances of securitized debt, and net proceeds from corporate equity issuances, partially offset by paydowns of borrowings under repurchase agreements and dividend payments. The net cash provided by operating activities primarily reflected gains on sale of residential mortgages held for sale. The net cash used for investing activities primarily reflected loan originations and purchases, partially offset by paydowns.

Collateralized borrowings under repurchase agreements

The table below presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase agreements during the quarter and the highest balance of any month end during the quarter.

(in thousands)	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q3 2019	876,163	744,273	876,163
Q4 2019	809,189	842,676	876,163
Q1 2020	1,159,357	984,273	1,159,357
Q2 2020	714,162	936,760	1,057,522
Q3 2020	624,549	669,356	831,200
Q4 2020	827,569	726,059	827,569
Q1 2021	1,320,644	1,785,656	2,481,436
Q2 2021	1,223,527	1,145,354	1,223,527
Q3 2021	1,552,135	1,497,324	1,552,135
Q4 2021	2,045,717	1,824,260	2,045,717
Q1 2022	2,771,038	2,835,212	3,065,412
Q2 2022	2,701,180	2,805,935	3,009,961

The net decrease in the outstanding balances during the second quarter of 2022 was primarily due to paydowns with proceeds from the RCMF 2022-FL9 securitization, partially offset by borrowings to fund origination volumes.

Financing facilities

We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by loans and investments.

Churchill loan repurchase facility. Our subsidiaries, ReadyCap Warehouse Financing IV LLC (“ReadyCap Warehouse Financing IV”) and Sutherland Asset IV-CH, LLC (“Sutherland Asset IV-CH”) entered into a master repurchase agreement in March 2022, pursuant to which ReadyCap Warehouse Financing IV and Sutherland Asset IV-CH, may sell, and later repurchase, mortgage loans in an aggregate principal amount of up to $500 million. The Churchill Loan Repurchase Facility is used to finance commercial transitional loans, conventional commercial loans and commercial mezzanine loans and securities and the interest rate is SOFR plus a spread. The Churchill Loan Repurchase Facility is committed through March 2026, subject to one or more one-year extensions to be mutually agreed to by ReadyCap Warehouse Financing IV, Sutherland Asset IV-CH and Churchill. As of June 30, 2022, we had $258.6 million outstanding under the Churchill Loan Repurchase Facility.

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

Goldman loan repurchase facility. Our subsidiaries, ReadyCap Warehouse Financing III, LLC (“ReadyCap Warehouse Financing III”) and Sutherland Asset IV-GS, LLC (“Sutherland Asset IV-GS”) entered into a master repurchase agreement in February 2022, pursuant to which ReadyCap Warehouse Financing III and Sutherland Asset IV-GS, may sell, and later repurchase, mortgage loans in an aggregate principal amount of up to $250 million, with the option to increase the maximum size of the Goldman Loan Repurchase Facility to $350 million subject to the satisfaction of certain conditions. In April 2022, the facility was amended for an upsize to $350 million. The Goldman Loan Repurchase Facility is used to finance commercial transitional loans, conventional commercial loans and commercial mezzanine loans and securities and the interest rate is SOFR plus a spread. The Goldman Loan Repurchase Facility is committed through February 2024, subject to one one-year extension upon the satisfaction of certain conditions. The Goldman Loan Repurchase Facility is up to 25% of the then current unpaid obligations of ReadyCap Warehouse Financing III and Sutherland Asset IV-GS are guaranteed by us. As of June 30, 2022, we had $181.7 million outstanding under the Goldman Loan Repurchase Facility.

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

Deutsche Bank loan repurchase facility. Our subsidiaries, ReadyCap Commercial, LLC (“ReadyCap Commercial”), Sutherland Asset I, LLC (“Sutherland Asset I”), Ready Capital Subsidiary REIT I, LLC (“Ready Capital Sub-REIT”) and Sutherland Warehouse Trust II, LLC (“Sutherland Warehouse Trust II”) renewed their master repurchase agreement in February 2020, pursuant to which ReadyCap Commercial, Sutherland Asset I, Ready Capital Sub REIT and Sutherland Warehouse Trust II may be advanced an aggregate principal amount of up to $350 million on originated mortgage loans (the “DB Loan Repurchase Facility”). The DB Loan Repurchase Facility is used to finance SBC loans, and the interest rate is SOFR plus a spread, which varies depending on the type and age of the loan. The DB Loan Repurchase Facility has been extended through November 2023 and our subsidiaries have an option to extend the DB Loan Repurchase Facility for an additional year, subject to certain conditions. ReadyCap Commercial’s, Sutherland Asset I’s, Ready Capital Sub REIT’s and Sutherland Warehouse Trust II’s obligations are fully guaranteed by us. As of June 30, 2022, we had $231.3 million outstanding under the DB Loan Repurchase Facility.

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

JPMorgan loan repurchase facility. Our subsidiaries, ReadyCap Warehouse Financing, LLC (“ReadyCap Warehouse Financing”) and Sutherland Warehouse Trust, LLC (“Sutherland Warehouse Trust”) entered into a master repurchase agreement in December 2015, pursuant to which ReadyCap Warehouse Financing and Sutherland Warehouse Trust, may sell, and later repurchase, mortgage loans in an aggregate principal amount of up to $400 million. As of October 2019, Ready Capital Mortgage Depositor II, LLC (“Ready Capital Mortgage Depositor II”) was added to the agreement. Our subsidiaries renewed their master repurchase agreement with JPMorgan in November 2020 (the “JPM Loan Repurchase Facility”). In January 2021 the facility was amended for an upsize to $650 million from an effective date of January 14, 2021, through but excluding April 30, 2021, and thereafter downsized to $400 million. In June 2021, the facility was amended for an upsize to $600 million. In September 2021, the facility was amended for an upsize to $700 million. In October 2021, the facility was amended for an upsize to $850 million. In November 2021, the facility was amended for an upsize to $1.0 billion. In April 2022, the facility was amended for an upsize to $1.25 billion. The JPM Loan Repurchase Facility is used to finance commercial transitional loans, conventional commercial loans and commercial mezzanine loans and securities and the interest rate is SOFR plus a spread, which is determined by the lender on an asset-by-asset basis. The JPM Loan Repurchase Facility is committed through November 2022, and up to 25% of the then current unpaid obligations of ReadyCap Warehouse Financing, Sutherland Warehouse Trust and Ready Capital Mortgage Depositor II, LLC Trust are guaranteed by us. As of June 30, 2022, we had $849.5 million outstanding under the JPM Loan Repurchase Facility.

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

Performance Trust repurchase agreement. Our subsidiaries, ReadyCap Commercial, LLC and Sutherland Asset I, LLC entered a master repurchase agreement in March 2021, pursuant to which ReadyCap Commercial, LLC and Sutherland Asset I, LLC may be advanced an aggregate principal amount of up to $113 million on performing and non-performing acquired legacy small balance commercial loans (the “Performance Trust Loan Repurchase Facility”), and the interest rate is U.S. Treasuries plus a spread. In June 2021 the facility was amended for an upsize to $123 million. In July 2021 the facility was amended for an upsize to $143 million. In August 2021 the facility was amended for an upsize to $169 million. In September 2021 the facility was amended for an upsize to $174 million. In October 2021, the facility was amended for an upsize to $204 million. In November 2021, the facility was amended for an upsize to $239 million. In January 2022, the facility was amended for an upsize to $258 million. In February 2022, the facility was amended for an upsize to $263 million. The Performance Trust Loan Repurchase Facility is committed until March 2024, and up to 25% of the then current unpaid obligations of ReadyCap Commercial, LLC and Sutherland Asset I, LLC are guaranteed by us. As of June 30, 2022, we had $206.2 million outstanding under the Performance Trust Loan Repurchase Facility.

Citibank loan repurchase agreement. Our subsidiaries, Waterfall Commercial Depositor, LLC, Sutherland Asset I, LLC, ReadyCap Commercial, LLC and Ready Capital Subsidiary REIT I, LLC renewed a master repurchase agreement in October 2020 with Citibank, N.A., pursuant to where these subsidiaries may sell, and later repurchase, a trust certificate (the “Trust Certificate”), representing interests in mortgage loans in an aggregate principal amount of up to $500 million. The Citi Loan Repurchase Facility is used to finance SBC loans, and the interest rate is SOFR plus a spread, depending on asset characteristics. The Citi Loan Repurchase Facility is committed for a period of 364 days, and up to 25% of the then current unpaid obligations of Waterfall Commercial Depositor, Sutherland Asset I, Ready Capital Sub REIT and ReadyCap Commercial, LLC are guaranteed by us. As of June 30, 2022, we had $136.9 million outstanding under the Citi Loan Repurchase Facility.

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

Credit Suisse repurchase agreement. Our subsidiaries, ReadyCap Warehouse Financing II, LLC and Sutherland Asset I-CS, LLC entered a master repurchase agreement in May 2021, pursuant to which Ready Cap Warehouse Financing II, LLC and Sutherland Asset I-CS, LLC may be advanced an aggregate principal amount of up to $500 million on newly originated and acquired commercial products (excluding SBA and Freddie Small Balance Loans) (the “Credit Suisse Loan Repurchase Facility”), and the interest rate is SOFR plus a spread. In February 2022, the facility was amended for an upsize to $750 million. The Credit Suisse Loan Repurchase Facility is committed until February 2023, and obligations of ReadyCap Warehouse Financing II, LLC and Sutherland Asset I-CS, LLC are guaranteed by us. As of June 30, 2022, we had $430.5 million outstanding under the Credit Suisse Loan Repurchase Facility.

Securities repurchase agreements. As of June 30, 2022, we had $406.5 million of secured borrowings related to ABS with various counterparties.

General statements regarding loan and securities repurchase facilities. As of June 30, 2022, we had $2.9 billion in carrying value of loans pledged against our borrowings under the loan repurchase facilities and $744.9 million in carrying value of ABS pledged against our securities repurchase agreement borrowings.

Under the loan repurchase facilities and securities repurchase agreements, we may be required to pledge additional assets to our counterparties in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional assets or cash. Generally, the loan repurchase facilities and securities repurchase agreements contain a SOFR-based financing rate, term and haircuts depending on the types of collateral and the counterparties involved.

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

JPMorgan credit facility. We amended our credit facility with JPMorgan in June 2022 providing for a total borrowing capacity of up to $250 million. Under this facility, ReadyCap Lending (“RCL”) and Sutherland 2016-1 JPM Grantor Trust pledge loans guaranteed by the SBA under the SBA Section 7(a) Loan Program, SBA 504 loans and other loans. We act as a guarantor under this facility. The agreement contains financial maintenance covenants, which include (i) total stockholders’ equity must not be permitted to be less than the sum of (a) 60% of total stockholders’ equity as of the most recent renewal date of the facility plus (b) 50% of the net proceeds of any equity issuance after the most recent renewal date (ii) maximum leverage of 3:1, excluding non-recourse indebtedness and (iii) liquidity equal to at least the lesser of (a) 4% of the sum of (without duplication) (1) any outstanding recourse indebtedness plus (2) the aggregate amount of indebtedness outstanding under the agreement. The amended terms have interest rates based on loan type indexed to SOFR, plus a spread. As of June 30, 2022, we had $71.4 million outstanding under this credit facility.

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

East West Bank credit facility. RCL renewed a senior secured revolving credit facility with East West Bank in October 2020, which provides financing of up to $50.0 million. In May 2021 the facility was amended for an upsize to $75 million. The agreement extends for two years, with an additional one-year extension at the Company’s request and pays interest equal to the Prime Rate minus 0.821% on SBA 7(a) guaranteed loans and the Prime Rate plus 0.000% on non-guaranteed loans. As of June 30, 2022, we had $68.5 million outstanding under this credit facility.

Madison loan agreement. Our subsidiaries, Mosaic North Bergen, LLC, Mosaic Merced, LLC, Mosaic Portland Hotel, LLC and Mosaic LV MF, LLC (collectively, the “Madison Borrowers”) are party to an agreement for construction draw allocations on four properties (the “Underlying Loan Transaction”). The Madison Borrowers entered into a loan agreement (the “Madison Loan Agreement”) in September, 2021 with MRC RE Holdings II LLC (“Madison”), pursuant to which the Madison Borrowers were provided a loan in an amount not to exceed $380 million which matures concurrently with the Underlying Loan Transaction, subject to extension in the event the Underlying Loan Transaction’s maturity date is extended or there is an event of default under the Underlying Loan Transaction. In connection with the Madison Loan Agreement, the Madison Borrowers provided as security collateral assignments of the first priority mortgages the Madison Borrowers hold as security for the Underlying Loan Transaction. The Madison Loan Agreement accrues interest at LIBOR plus a spread. As of June 30, 2022, we had $76.1 million outstanding under the Madison Loan Agreement. The Madison Borrowers paid Madison an origination fee in connection with the Madison Loan Agreement, have guaranteed at least 12 months of interest to Madison and are obligated to pay an exit fee upon repayment of the Madison Loan Agreement.

Other credit facilities. GMFS funds its origination platform through warehouse lines of credit with six counterparties with total borrowings outstanding of $240.9 million as of June 30, 2022. GMFS utilizes committed warehouse lines of credit agreements ranging from $50 million to $150 million, with expiration dates between July 2022 and September 2023. The lines of credit are collateralized by the underlying mortgages, related documents, and instruments, and contain a LIBOR-based financing rate and term, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved. These agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements. In addition, in connection with the acquisition of Anworth, we assumed approximately $2.1 billion of secured borrowings, of which approximately $1.8 billion has been repaid as of June 30, 2022.

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

Paycheck Protection Program Facility borrowings. RCL utilizes the ability to receive advances from the Federal Reserve through the Paycheck Protection Program Facility (“PPPLF”). Loans are participated with a PPP participant bank in accordance with the financing agreement described above, repurchased from such PPP participant bank, and then pledged using PPPLF. The program charges an interest rate of 0.35%. As of June 30, 2022, we had approximately $427.8 million outstanding under this credit facility.

Public debt offerings

Convertible notes. On August 9, 2017, we closed an underwritten public sale of $115.0 million aggregate principal amount of its 7.00% convertible senior notes due 2023 (the “Convertible Notes”). The Convertible Notes will mature on August 15, 2023, unless earlier repurchased, redeemed or converted. During certain periods and subject to certain conditions, the Convertible Notes will be convertible by holders into shares of our common stock. As of June 30, 2022, the conversion rate was 1.6374 shares of common stock per $25 principal amount of the Convertible Notes, which equals a conversion price of approximately $15.27 per share of our common stock. Upon conversion, holders will receive, at our discretion, cash, shares of our common stock or a combination thereof.

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

Corporate debt

The 6.125% 2025 Notes. On April 18, 2022, we completed the public offer and sale of $120.0 million aggregate principal amount of 6.125% Senior Notes due 2025 (the “6.125% 2025 Notes”). The net proceeds from the sale of the 6.125% 2025 Notes were approximately $116.8 million, after deducting underwriters’ discounts, commissions and estimated offering expenses. We contributed the net proceeds to the operating partnership in exchange for the issuance by the operating partnership of a senior unsecured note with terms that are substantially equivalent to the terms of the 6.125% 2025 Notes.

The 6.125% 2025 Notes bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on April 30 and October 30 of each year, beginning on October 30, 2022. The Notes will mature on April 30, 2025, unless earlier repurchased or redeemed.

On or after January 30, 2025, we may redeem for cash all or any portion of the 6.125% 2025 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 6.125% 2025 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If we undergo a change of control repurchase event, holders may require us to purchase the 6.125% 2025 Notes, in whole or in part, for cash at a repurchase price equal to 101% of the aggregate principal amount of the 6.125% 2025 Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase, as described in greater detail in the base indenture.

The 5.50% 2028 Notes. On December 21, 2021, we completed the public offer and sale of $110.0 million aggregate principal amount of the 5.50% 2028 Notes. The net proceeds from the sale of the 5.50% 2028 Notes were approximately $107.4 million, after deducting underwriters’ discounts, commissions and estimated offering expenses. We contributed the net proceeds to our operating partnership in exchange for the issuance by our operating partnership of a senior unsecured note with terms that are substantially equivalent to the terms of the 5.50% 2028 Notes.

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

The Debt ATM Agreement

On May 20, 2021, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”), pursuant to which we may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and us. During the three months ended June 30, 2022, the Company sold an aggregate of 54.3 thousand of the 6.20% 2026 Notes and 5.75% 2026 Notes at an average price of $25.40 per note and $25.01 per note, respectively, for net proceeds of $1.3 million after related expenses paid of $20.4 thousand through the Debt ATM Program.

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

As of June 30, 2022, we had a total leverage ratio of 4.9x and recourse leverage ratio of 1.5x. Our operating segments have varying levels of recourse debt due to the differentiated nature of each segment. Our SBC Lending and Acquisitions, Small Business Lending and Residential Mortgage Banking segments have recourse leverage ratios of 0.5x, 2.0x and 1.7x, respectively. The remaining recourse leverage ratio is from our various corporate debt offerings.

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

The table below presents information on the securitization structures and related issued tranches of notes to investors.

(in millions)	Collateral Asset Class	Issuance	Active / Collapsed	Bonds Issued
Trusts (Firm sponsored)
Waterfall Victoria Mortgage Trust 2011-1 (SBC1)	SBC Acquired loans	February 2011	Collapsed	$40.5
Waterfall Victoria Mortgage Trust 2011-3 (SBC3)	SBC Acquired loans	October 2011	Collapsed	143.4
Sutherland Commercial Mortgage Trust 2015-4 (SBC4)	SBC Acquired loans	August 2015	Collapsed	125.4
Sutherland Commercial Mortgage Trust 2018 (SBC7)	SBC Acquired loans	November 2018	Collapsed	217.0
ReadyCap Lending Small Business Trust 2015-1 (RCLT 2015-1)	Acquired SBA 7(a) loans	June 2015	Collapsed	189.5
ReadyCap Lending Small Business Loan Trust 2019-2 (RCLT 2019-2)	Originated SBA 7(a) loans, Acquired SBA 7(a) loans	December 2019	Active	131.0

Real Estate Mortgage Investment Conduits (REMICs)
ReadyCap Commercial Mortgage Trust 2014-1 (RCMT 2014-1)	SBC Originated conventional	September 2014	Active	$181.7
ReadyCap Commercial Mortgage Trust 2015-2 (RCMT 2015-2)	SBC Originated conventional	November 2015	Active	218.8
ReadyCap Commercial Mortgage Trust 2016-3 (RCMT 2016-3)	SBC Originated conventional	November 2016	Active	162.1
ReadyCap Commercial Mortgage Trust 2018-4 (RCMT 2018-4)	SBC Originated conventional	March 2018	Active	165.0
Ready Capital Mortgage Trust 2019-5 (RCMT 2019-5)	SBC Originated conventional	January 2019	Active	355.8
Ready Capital Mortgage Trust 2019-6 (RCMT 2019-6)	SBC Originated conventional	November 2019	Active	430.7
Ready Capital Mortgage Trust 2022-7 (RCMT 2022-7)	SBC Originated conventional	April 2022	Active	276.8
Waterfall Victoria Mortgage Trust 2011-2 (SBC2)	SBC Acquired loans	March 2011	Collapsed	97.6
Sutherland Commercial Mortgage Trust 2018 (SBC6)	SBC Acquired loans	August 2017	Active	154.9
Sutherland Commercial Mortgage Trust 2019 (SBC8)	SBC Acquired loans	June 2019	Active	306.5
Sutherland Commercial Mortgage Trust 2020 (SBC9)	SBC Acquired loans	June 2020	Collapsed	203.6
Sutherland Commercial Mortgage Trust 2021 (SBC10)	SBC Acquired loans	May 2021	Active	232.6

Collateralized Loan Obligations (CLOs)
Ready Capital Mortgage Financing 2017– FL1	SBC Originated transitional	August 2017	Collapsed	$198.8
Ready Capital Mortgage Financing 2018 – FL2	SBC Originated transitional	June 2018	Collapsed	217.1
Ready Capital Mortgage Financing 2019 – FL3	SBC Originated transitional	April 2019	Active	320.2
Ready Capital Mortgage Financing 2020 – FL4	SBC Originated transitional	June 2020	Active	405.3
Ready Capital Mortgage Financing 2021 – FL5	SBC Originated transitional	March 2021	Active	628.9
Ready Capital Mortgage Financing 2021 – FL6	SBC Originated transitional	August 2021	Active	652.5
Ready Capital Mortgage Financing 2021 – FL7	SBC Originated transitional	November 2021	Active	927.2
Ready Capital Mortgage Financing 2022 – FL8	SBC Originated transitional	March 2022	Active	1,135.0
Ready Capital Mortgage Financing 2022 – FL9	SBC Originated transitional	June 2022	Active	754.2

Trusts (Non-firm sponsored)
Freddie Mac Small Balance Mortgage Trust 2016-SB11	Originated agency multi-family	January 2016	Active	$110.0
Freddie Mac Small Balance Mortgage Trust 2016-SB18	Originated agency multi-family	July 2016	Active	118.0
Freddie Mac Small Balance Mortgage Trust 2017-SB33	Originated agency multi-family	June 2017	Active	197.9
Freddie Mac Small Balance Mortgage Trust 2018-SB45	Originated agency multi-family	January 2018	Active	362.0
Freddie Mac Small Balance Mortgage Trust 2018-SB52	Originated agency multi-family	September 2018	Active	505.0
Freddie Mac Small Balance Mortgage Trust 2018-SB56	Originated agency multi-family	December 2018	Active	507.3
Key Commercial Mortgage Trust 2020-S3(1)	SBC Originated conventional	September 2020	Active	263.2
(1) Contributed portion of assets into trust

We used the proceeds from the sale of the tranches issued to purchase and originate SBC and SBA loans. We are the primary beneficiary of all firm sponsored securitizations, therefore they are consolidated in our financial statements.

Contractual Obligations and Off-Balance Sheet Arrangements

Other than the items referenced above, there have been no material changes to our contractual obligations for the three  months ended June 30, 2022. See Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations" in the Company's annual report on Form 10-K for further details. As of the date of this quarterly report on Form 10-Q, we had no off-balance sheet arrangements, other than as disclosed.

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

The COVID-19 pandemic has adversely impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in property renovations currently planned or underway. These negative conditions may persist into the future and impair borrower’s ability to pay principal and interest due under our loan agreements. We maintain robust asset management relationships with our borrowers and have leveraged these relationships to address the potential impact of the COVID-19 pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality and retail assets. Some of our borrowers have indicated that due to the impact of the COVID-19 pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences and have requested temporary interest deferral or forbearance, or other modifications of their loans. Accordingly, we have discussed with our borrower’s potential near-term defensive loan modifications, which could include repurposing of reserves, temporary deferrals of interest, or performance test or covenant waivers on loans collateralized by assets directly impacted by the COVID-19 pandemic, and which would typically be coupled with an additional equity commitment and/or guaranty from sponsors. As of June 30, 2022, approximately 0.4% of the loans in our commercial real estate portfolio are in forbearance plans. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

The table below projects the impact on our interest income and expense for the twelve-month period following June 30, 2022, assuming an immediate increase or decrease of 25, 50, 75, and 100 basis points in interest rates.

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans	$18,814	$37,958	$57,379	$77,066	$(18,127)	$(35,669)	$(52,902)	$(68,983)
Interest rate swap hedges	1,448	2,895	4,343	5,791	(1,448)	(2,895)	(4,343)	(5,791)
Mortgage-backed securities	35	69	104	138	(35)	(69)	(104)	(138)
Total	$20,297	$40,922	$61,826	$82,995	$(19,610)	$(38,633)	$(57,349)	$(74,912)
Liabilities:
Recourse debt	$(7,438)	$(14,947)	$(22,457)	$(29,966)	$7,418	$14,835	$22,253	$29,671
Non-recourse debt	(9,196)	(18,391)	(27,587)	(36,783)	9,196	18,391	27,587	36,783
Total	$(16,634)	$(33,338)	$(50,044)	$(66,749)	$16,614	$33,226	$49,840	$66,454
Total Net Impact to Net Interest Income (Expense)	$3,663	$7,584	$11,782	$16,246	$(2,996)	$(5,407)	$(7,509)	$(8,458)

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

	June 30, 2022
(in thousands)	Counterparty Rating	Amount of Risk	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
JPMorgan Chase Bank, N.A.	A+ / Aa2	$ 253,381	5	12.9%
Credit Suisse AG	BBB/Baa1	$ 381,140	5	19.4%

In the table above,

●	The counterparty ratings presented are the long-term issuer credit rating for JP Morgan and Credit Suisse as rated by S&P and Moody’s, respectively.

●	The amount at risk reflects the difference between the amount loaned through repurchase agreements, including interest payable, and the cash and fair value of the assets pledged as collateral, including accrued interest receivable.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities Exchange Act of 1934, as amended (the "Exchange Act"), reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2022. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Litigation Related to the Mosaic Mergers. A group of investors of Mosaic Real Estate Credit, LLC (“MREC”) filed a Demand for Arbitration and Request for Emergency Relief (the “Demand for Arbitration”) on February 23, 2022. The Demand for Arbitration was filed against Ethan Penner, the founder and managing partner of MREC; the Mosaic Manager, the external manager of MREC; and MREC. The investors filed the Demand for Arbitration pursuant to the MREC operating agreement and assert that the Form S-4 Registration Statement filed on February 7, 2022 insufficiently disclosed information underlying alleged conflicts of interest of Penner and the Mosaic Manager. The Demand for Arbitration sought to enjoin the “negative consent” vote of the investors of MREC until MREC issues corrective disclosures regarding any and all fees, compensation or other consideration to be received by Penner or the Mosaic Manager, including the timing and negotiation of those fees, as well as information regarding Julius W. Erving’s selection and compensation associated with his future role on our board of directors. The Demand for Arbitration further sought to recover damages based on alleged breaches of fiduciary duties by Penner and the Mosaic Manager. In June 2022, the Demand for Arbitration was dismissed with prejudice.

On March 10, 2022, CAIS Capital, LLC (“CAIS”) filed a lawsuit in the Superior Court of California, styled CAIS Capital LLC v. MREC Management, LLC, et al., No. 22STCV08807 (the “CAIS Action”) against the Mosaic Manager, Mosaic Real Estate Credit Offshore, LP, the Mosaic Funds, Mosaic Special Member, LLC, the Company and the Manager. The lawsuit concerns the Mosaic Manager’s relationship with CAIS, an alternative investment platform for financial advisors.  CAIS asserts claims under California law and seeks, among other things, attachment of the Mosaic Manager’s obligations to the Company, damages in the amount of the fee payments allegedly owed to CAIS, compensatory damages for intentional tortious interference with contract, specific performance requiring the Company to continue making fee payments, and attorney’s fees. On April 13, 2022, the Mosaic Manager, Mosaic Real Estate Credit Offshore, LP, Mosaic Special Member, LLC and the Mosaic Funds (together, the “Mosaic Defendants”) filed a Demurrer seeking to dismiss the complaint. On May 6, 2022, the Company, RC Mosaic Sub, LLC, and the Manager filed a Demurrer seeking to dismiss the complaint. On May 12, 2022, the California Superior Court denied-in-part and granted-in-part the Mosaic Defendants’ Demurrer, and on June 2, 2022, the California Superior Court denied the Demurrer filed by the Company, RC Mosaic Sub,

LLC, and the Manager. The Mosaic Defendants filed their Answer on May 26, 2022, and the Company, RC Mosaic Sub, LLC, and the Manager filed their Answer on June 13, 2022, and the case is currently in discovery.

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

	Total Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program
April	312	$15.23		312	$12,439,765
May	1,907	15.25		1,907	12,410,683
June	—	—		—	12,410,683
Total	2,219	$15.25	(1)	2,219	$12,410,683
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

3.8	*	Amended and Restated Bylaws of Ready Capital Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on September 26, 2018)

3.9	*

Certificate of Notice, dated May 11, 2022, relating to the automatic conversion of the Class B-1 Common Stock, $0.0001 par value per share, Class B-2 Common Stock, $0.0001 par value per share, Class B-3 Common Stock, $0.0001 par value per share, and Class B-4 Common Stock, $0.0001 par value per share, into Common Stock, $0.0001 par value per share (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K files on May 10, 2022)

3.10	*

Articles Supplementary to the Articles of Amendment of Ready Capital Corporation reclassifying and designating the Class B-1 Common Stock, $0.0001 par value per share, Class B-2 Common Stock, $0.0001 par value per share, Class B-3 Common Stock, $0.0001 par value per share, and Class B-4 Common Stock, $0.0001 par value per share, as Common Stock, $0.0001 par value per share (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K files on May 10, 2022)

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

4.11	*

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

4.14*

Specimen Preferred Stock Certificate representing the shares of 6.25% Series C Cumulative Convertible Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 4.13 of the Registrant's Registration Statement on Form 8-A filed on March 19, 2021).

4.15*

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

Ready Capital Corporation

Date: August 5, 2022	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board and Chief Executive
(Principal Executive Officer)

Date: August 5, 2022	By:	/s/ Andrew Ahlborn
Andrew Ahlborn
Chief Financial Officer
(Principal Accounting and Financial Officer)