Form 10-Q
period 2022-09-30
Ready Capital Corp
filed 2022-11-08
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

The Company has 110,512,870 shares of common stock, par value $0.0001 per share, outstanding as of November 7, 2022.

EXHIBIT 31.1 CERTIFICATIONS

EXHIBIT 31.2 CERTIFICATIONS

EXHIBIT 32.1 CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 10 U.S.C. SECTION 1350

EXHIBIT 32.2 CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 10 U.S.C. SECTION 1350

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$208,037	$229,531
Restricted cash	57,675	51,569
Loans, net (including $9,582 and $10,766 held at fair value)	4,158,807	2,915,446
Loans, held for sale, at fair value	403,609	552,935
Paycheck Protection Program loans (including $599 and $3,243 held at fair value)	275,761	870,352
Mortgage-backed securities, at fair value	37,895	99,496
Loans eligible for repurchase from Ginnie Mae	65,188	94,111
Investment in unconsolidated joint ventures (including $8,268 and $8,894 held at fair value)	119,272	141,148
Investments held to maturity	40,089	—
Purchased future receivables, net	8,593	7,872
Derivative instruments	26,212	7,022
Servicing rights (including $192,153 and $120,142 held at fair value)	277,692	204,599
Real estate owned, held for sale	82,977	42,288
Other assets	213,030	172,098
Assets of consolidated VIEs	5,883,374	4,145,564
Total Assets	$11,858,211	$9,534,031
Liabilities
Secured borrowings	3,348,249	2,517,600
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	305,797	941,505
Securitized debt obligations of consolidated VIEs, net	4,429,846	3,214,303
Convertible notes, net	114,108	113,247
Senior secured notes, net	342,912	342,035
Corporate debt, net	662,247	441,817
Guaranteed loan financing	283,822	345,217
Contingent consideration	33,200	16,400
Liabilities for loans eligible for repurchase from Ginnie Mae	65,188	94,111
Derivative instruments	4,345	410
Dividends payable	51,136	34,348
Loan participations sold	54,104	—
Due to third parties	14,881	668
Accounts payable and other accrued liabilities	171,152	183,411
Total Liabilities	$9,880,987	$8,245,072
Preferred stock Series C, liquidation preference $25.00 per share (refer to Note 21)	8,361	8,361

Commitments & contingencies (refer to Note 25)

Stockholders’ Equity
Preferred stock Series E, liquidation preference $25.00 per share (refer to Note 21)	111,378	111,378
Common stock, $0.0001 par value, 500,000,000 shares authorized, 114,015,355 and 75,838,050 shares issued and outstanding, respectively	11	8
Additional paid-in capital	1,720,019	1,161,853
Retained earnings	40,079	8,598
Accumulated other comprehensive loss	(4,505)	(5,733)
Total Ready Capital Corporation equity	1,866,982	1,276,104
Non-controlling interests	101,881	4,494
Total Stockholders’ Equity	$1,968,863	$1,280,598
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$11,858,211	$9,534,031

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2022	2021	2022	2021
Interest income	$186,026	$105,136	$464,102	$281,554
Interest expense	(115,495)	(50,136)	(257,339)	(156,312)
Net interest income before provision for loan losses	$70,531	$55,000	$206,763	$125,242
Provision for loan losses	(3,431)	(1,579)	(583)	(7,088)
Net interest income after provision for loan losses	$67,100	$53,421	$206,180	$118,154
Non-interest income
Residential mortgage banking activities	12,053	37,270	23,424	115,369
Net realized gain on financial instruments and real estate owned	21,117	23,210	50,238	49,239
Net unrealized gain on financial instruments	16,460	5,688	58,522	31,296
Servicing income, net of amortization and impairment of $4,123 and $13,128 for the three and nine months ended September 30, 2022, and $2,798 and $7,344 for three and nine months ended September 30, 2021, respectively	12,189	10,243	37,282	37,806
Income on purchased future receivables, net of allowance for (recovery of) doubtful accounts of $(941) and $(1,381) for the three and nine months ended September 30, 2022, and $(279) and $1,260 for three and nine months ended September 30, 2021, respectively	1,162	2,838	5,490	7,934
Income (loss) on unconsolidated joint ventures	(603)	3,548	11,160	6,100
Other income	16,150	5,674	30,985	5,557
Total non-interest income	$78,528	$88,471	$217,101	$253,301
Non-interest expense
Employee compensation and benefits	(25,941)	(24,537)	(79,998)	(71,584)
Allocated employee compensation and benefits from related party	(1,745)	(3,804)	(6,549)	(9,226)
Variable expenses on residential mortgage banking activities	(9,061)	(24,380)	(5,508)	(61,286)
Professional fees	(3,865)	(6,900)	(12,842)	(12,754)
Management fees – related party	(5,410)	(2,742)	(14,071)	(8,061)
Incentive fees – related party	(949)	(2,775)	(949)	(3,061)
Loan servicing expense	(10,697)	(8,124)	(29,913)	(21,079)
Transaction related expenses	(1,535)	(2,629)	(8,606)	(10,202)
Other operating expenses	(15,396)	(12,926)	(42,421)	(45,600)
Total non-interest expense	$(74,599)	$(88,817)	$(200,857)	$(242,853)
Income before provision for income taxes	71,029	53,075	222,424	128,602
Income tax provision	(4,776)	(6,540)	(32,943)	(22,216)
Net income	$66,253	$46,535	$189,481	$106,386
Less: Dividends on preferred stock	1,999	1,999	5,997	5,504
Less: Net income attributable to non-controlling interest	3,023	756	6,672	1,859
Net income attributable to Ready Capital Corporation	$61,231	$43,780	$176,812	$99,023

Earnings per common share - basic	$0.53	$0.61	$1.66	$1.47
Earnings per common share - diluted	$0.50	$0.60	$1.56	$1.46

Weighted-average shares outstanding
Basic	114,371,160	71,618,168	105,576,826	66,606,749
Diluted	125,666,609	71,787,228	116,865,770	66,768,918

Dividends declared per share of common stock	$0.42	$0.42	$1.26	$1.24

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$66,253	$46,535	$189,481	$106,386
Other comprehensive income (loss)- net change by component
Net change in hedging derivatives (cash flow hedges)	323	221	887	2,323
Foreign currency translation adjustment	(2,035)	675	298	1,426
Other comprehensive income (loss)	$(1,712)	$896	$1,185	$3,749
Comprehensive income	$64,541	$47,431	$190,666	$110,135
Less: Comprehensive income attributable to non-controlling interests	2,998	771	6,680	1,937
Comprehensive income attributable to Ready Capital Corporation	$61,543	$46,660	$183,986	$108,198

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three Months Ended September 30, 2022
	Preferred Stock Shares Outstanding			Common Stock	Preferred Stock			Common Stock	Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Series B	Series D	Series E	Shares Outstanding	Series B	Series D	Series E	Par Value	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at July 1, 2022	—	—	4,600,000	114,375,070	$—	$—	$111,378	$11	$1,723,580	$27,298	$(2,815)	$1,859,452	$102,613	$1,962,065
Dividend declared:
Common stock ($0.42 per share)	—	—	—	—	—	—	—	—	—	(48,450)	—	(48,450)	—	(48,450)
OP units	—	—	—	—	—	—	—	—	—	—	—	—	(686)	(686)
$0.390625 per Series C preferred share	—	—	—	—	—	—	—	—	—	(131)	—	(131)	—	(131)
$0.406250 per Series E preferred share	—	—	—	—	—	—	—	—	—	(1,868)	—	(1,868)	—	(1,868)
Retirement of OP units	—	—	—	—	—	—	—	—	—	—	—	—	(1,500)	(1,500)
Offering costs	—	—	—	—	—	—	—	—	(114)	—	—	(114)	(2)	(116)
Contributions, net	—	—	—	—	—	—	—	—	—	—	—	—	(1,392)	(1,392)
Equity component of 2017 convertible note issuance	—	—	—	—	—	—	—	—	(113)	—	—	(113)	(1)	(114)
Sale of subsidiary interest to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	167	167
Stock-based compensation	—	—	—	11,596	—	—	—	—	167	—	—	167	—	167
Share repurchases	—	—	—	(371,311)	—	—	—	—	(3,820)	—	—	(3,820)	—	(3,820)
Reallocation of non-controlling interest	—	—	—	—	—	—	—	—	319	—	(3)	316	(316)	—
Net income	—	—	—	—	—	—	—	—	—	63,230	—	63,230	3,023	66,253
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(1,687)	(1,687)	(25)	(1,712)
Balance at September 30, 2022	—	—	4,600,000	114,015,355	$—	$—	$111,378	$11	$1,720,019	$40,079	$(4,505)	$1,866,982	$101,881	$1,968,863

	Three Months Ended September 30, 2021
	Preferred Stock Shares Outstanding			Common Stock	Preferred Stock			Common Stock	Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Series B	Series D	Series E	Shares Outstanding	Series B	Series D	Series E	Par Value	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at July 1, 2021	1,919,378	2,010,278	4,600,000	71,231,422	$47,984	$50,257	$111,378	$7	$1,090,162	$(23,105)	$(7,157)	$1,269,526	$18,857	$1,288,383
Dividend declared:
Common stock ($0.42 per share)	—	—	—	—	—	—	—	—	—	(31,070)	—	(31,070)	—	(31,070)
OP units	—	—	—	—	—	—	—	—	—	—	—	—	(494)	(494)
$0.390625 per Series C preferred share	—	—	—	—	—	—	—	—	—	(131)	—	(131)	—	(131)
$0.406250 per Series E preferred share	—	—	—	—	—	—	—	—	—	(1,868)	—	(1,868)	—	(1,868)
Equity issuances	—	—	—	1,660,449	—	—	—	—	25,358	—	—	25,358	—	25,358
Equity redemptions	(1,919,378)	(2,010,278)	—	—	(47,984)	(50,257)	—	—	—	—	—	(98,241)	—	(98,241)
Offering costs	—	—	—	—	—	—	—	—	(428)	—	—	(428)	(7)	(435)
Equity component of 2017 convertible note issuance	—	—	—	—	—	—	—	—	(103)	—	—	(103)	(2)	(105)
Stock-based compensation	—	—	—	36,015	—	—	—	—	109	—	—	109	—	109
Share repurchases	—	—	—	(8,062)	—	—	—	—	373	—	—	373	—	373
Net income	—	—	—	—	—	—	—	—	—	45,779	—	45,779	756	46,535
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	881	881	15	896
Balance at September 30, 2021	—	—	4,600,000	72,919,824	$—	$—	$111,378	$7	$1,115,471	$(10,395)	$(6,276)	$1,210,185	$19,125	$1,229,310

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Nine Months Ended September 30, 2022
	Preferred Stock Shares Outstanding			Common Stock	Preferred Stock			Common Stock	Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Series B	Series D	Series E	Shares Outstanding	Series B	Series D	Series E	Par Value	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at January 1, 2022	—	—	4,600,000	75,838,050	$—	$—	$111,378	$8	$1,161,853	$8,598	$(5,733)	$1,276,104	$4,494	$1,280,598
Dividend declared:
Common stock ($1.26 per share)	—	—	—	—	—	—	—	—	—	(145,331)	—	(145,331)	—	(145,331)
OP units	—	—	—	—	—	—	—	—	—	—	—	—	(2,156)	(2,156)
$1.171875 per Series C preferred share	—	—	—	—	—	—	—	—	—	(393)	—	(393)	—	(393)
$1.218750 per Series E preferred share	—	—	—	—	—	—	—	—	—	(5,604)	—	(5,604)	—	(5,604)
Contributions, net	—	—	—	—	—	—	—	—	—	—	—	—	(10,145)	(10,145)
Shares issued pursuant to merger transaction	—	—	—	30,252,764	—	—	—	3	437,308	—	—	437,311	—	437,311
OP units issued pursuant to merger transaction	—	—	—	—	—	—	—	—	—	—	—	—	20,745	20,745
Non-controlling interest acquired in merger transaction	—	—	—	—	—	—	—	—	—	—	—	—	82,257	82,257
Retirement of OP units	—	—	—	—	—	—	—	—	—	—	—	—	(1,500)	(1,500)
Equity issuances	—	—	—	8,100,926	—	—	—	—	124,515	—	—	124,515	—	124,515
Offering costs	—	—	—	—	—	—	—	—	(1,017)	—	—	(1,017)	(8)	(1,025)
Equity component of 2017 convertible note issuance	—	—	—	—	—	—	—	—	(332)	—	—	(332)	(3)	(335)
Sale of subsidiary interest to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	167	167
Stock-based compensation	—	—	—	281,372	—	—	—	—	4,207	—	—	4,207	—	4,207
Share repurchases	—	—	—	(457,757)	—	—	—	—	(5,114)	—	—	(5,114)	—	(5,114)
Reallocation of non-controlling interest	—	—	—	—	—	—	—	—	(1,401)	—	51	(1,350)	1,350	—
Net income	—	—	—	—	—	—	—	—	—	182,809	—	182,809	6,672	189,481
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	1,177	1,177	8	1,185
Balance at September 30, 2022	—	—	4,600,000	114,015,355	$—	$—	$111,378	$11	$1,720,019	$40,079	$(4,505)	$1,866,982	$101,881	$1,968,863

	Nine Months Ended September 30, 2021
	Preferred Stock Shares Outstanding			Common Stock	Preferred Stock			Common Stock	Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Series B	Series D	Series E	Shares Outstanding	Series B	Series D	Series E	Par Value	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at January 1, 2021	—	—	—	54,368,999	$—	$—	$—	$5	$849,541	$(24,203)	$(9,947)	$815,396	$18,812	$834,208
Dividend declared:
Common stock ($1.24 per share)	—	—	—	—	—	—	—	—	—	(85,215)	—	(85,215)	—	(85,215)
OP units	—	—	—	—	—	—	—	—	—	—	—	—	(1,458)	(1,458)
$1.078125 per Series B preferred share	—	—	—	—	—	—	—	—	—	(1,162)	—	(1,162)	(1)	(1,163)
$1.171875 per Series C preferred share	—	—	—	—	—	—	—	—	—	(361)	—	(361)	—	(361)
$0.953125 per Series D preferred share	—	—	—	—	—	—	—	—	—	(1,074)	—	(1,074)	(1)	(1,075)
$0.631944 per Series E preferred share	—	—	—	—	—	—	—	—	—	(2,907)	—	(2,907)	—	(2,907)
Shares issued pursuant to merger transactions	1,919,378	2,010,278	—	16,774,337	47,984	50,257	—	2	239,535	—	—	337,778	—	337,778
Equity issuances	—	—	4,600,000	1,660,449	—	—	111,378	—	25,358	—	—	136,736	—	136,736
Equity redemptions	(1,919,378)	(2,010,278)	—	—	(47,984)	(50,257)	—	—	—	—	—	(98,241)	—	(98,241)
Offering costs	—	—	—	—	—	—	—	—	(498)	—	—	(498)	(8)	(506)
Distributions, net	—	—	—	—	—	—	—	—	—	—	—	—	(150)	(150)
Equity component of 2017 convertible note issuance	—	—	—	—	—	—	—	—	(305)	—	—	(305)	(6)	(311)
Stock-based compensation	—	—	—	161,342	—	—	—	—	2,454	—	—	2,454	—	2,454
Share repurchases	—	—	—	(45,303)	—	—	—	—	(614)	—	—	(614)	—	(614)
Net income	—	—	—	—	—	—	—	—	—	104,527	—	104,527	1,859	106,386
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	3,671	3,671	78	3,749
Balance at September 30, 2021	—	—	4,600,000	72,919,824	$—	$—	$111,378	$7	$1,115,471	$(10,395)	$(6,276)	$1,210,185	$19,125	$1,229,310

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash Flows From Operating Activities:
Net income	$189,481	$106,386
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	(17,733)	(10,654)
Stock-based compensation	6,150	5,215
Provision for loan losses	583	7,088
Impairment loss on real estate owned, held for sale	2,667	1,715
Repair and denial reserve	(7,264)	6,051
Allowance for doubtful accounts on purchased future receivables	1,381	1,383
Loans, held for sale, at fair value, net	132,671	21,909
Net income of unconsolidated joint ventures, net of distributions	(11,477)	(6,099)
Realized (gains) losses, net	(61,102)	(146,135)
Unrealized (gains) losses, net	(60,408)	(34,142)
Changes in operating assets and liabilities:
Purchased future receivables, net	(2,102)	9,358
Derivative instruments	54,264	(62,818)
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	(15,534)	10,157
Receivable from third parties	(12,660)	(12,789)
Other assets	(2,461)	(10,133)
Accounts payable and other accrued liabilities	(54,300)	32,940
Net cash provided by (used for) operating activities	$142,156	$(80,568)
Cash Flows From Investing Activities:
Origination of loans	(2,909,082)	(2,584,002)
Purchase of loans	(675,198)	(111,810)
Proceeds from disposition and principal payment of loans	1,152,337	928,678
Origination of Paycheck Protection Program loans	—	(2,133,861)
Purchase of Paycheck Protection Program loans	—	(3,866)
Proceeds from disposition and principal payment of Paycheck Protection Program loans	641,370	468,650
Funding of investments held to maturity	(1,656)	—
Proceeds from principal payments of investments held to maturity	13,173	—
Proceeds from sale and principal payment of mortgage-backed securities, at fair value	56,187	1,997,268
Funding of real estate, held for sale	(4,951)	—
Proceeds from sale of real estate, held for sale	7,008	2,264
Investment in unconsolidated joint ventures	(122,221)	(22,644)
Proceeds from sale of investment in joint venture	125,715	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	29,859	18,282
Payment of liabilities under participation agreements, net of proceeds received	(19,552)	—
Net cash provided by (used for) business acquisitions	123,566	(11,536)
Sale of a subsidiary	(33)	—
Net cash used for investing activities	$(1,583,478)	$(1,452,577)
Cash Flows From Financing Activities:
Proceeds from secured borrowings	8,434,576	9,440,080
Repayment of secured borrowings	(7,664,522)	(10,472,037)
Proceeds from the Paycheck Protection Program Liquidity Facility borrowings	—	2,299,167
Repayment of the Paycheck Protection Program Liquidity Facility borrowings	(635,708)	(429,560)
Proceeds from issuance of securitized debt obligations of consolidated VIEs	1,735,343	1,239,770
Repayment of securitized debt obligations of consolidated VIEs	(501,066)	(462,198)
Proceeds from corporate debt	220,146	195,768
Repayment of corporate debt	—	(50,000)
Repayment of guaranteed loan financing	(86,046)	(63,526)
Payment of deferred financing costs	(27,966)	(27,714)
Payment of contingent consideration	(9,000)	—
Proceeds from issuance of equity, net of issuance costs	123,490	136,230
Preferred stock redemption	—	(98,241)
Common stock repurchased	(3,820)	—
Settlement of share-based awards in satisfaction of withholding tax requirements	(1,294)	(614)
Dividend payments	(136,696)	(78,361)
Tender offer of preferred shares	—	(11,133)
Distributions to non-controlling interests, net	(10,145)	(150)
Net cash provided by financing activities	$1,437,292	$1,617,481
Net increase (decrease) in cash, cash equivalents, and restricted cash	(4,030)	84,336
Cash, cash equivalents, and restricted cash beginning balance	323,328	200,482
Cash, cash equivalents, and restricted cash ending balance	$319,298	$284,818

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2022	2021
Supplemental disclosures:
Cash paid for interest	$218,627	$138,828
Cash paid for income taxes	$27,137	$12,235
Non-cash investing activities
Loans transferred from loans, held for sale, at fair value to loans, net	$4,003	$—
Loans transferred from loans, net to loans, held for sale, at fair value	$3,255	$1,677
Loans transferred to real estate owned	$1,532	$1,388
Contingent consideration in connection with acquisitions	$25,000	$12,400
Non-cash financing activities
Shares and OP units issued in connection with merger transactions	$458,056	$239,537
Retirement of OP units	$1,500	$—
Cash, cash equivalents, and restricted cash reconciliation
Cash and cash equivalents	$208,037	$209,769
Restricted cash	57,675	52,692
Cash, cash equivalents, and restricted cash in assets of consolidated VIEs	53,586	22,357
Cash, cash equivalents, and restricted cash ending balance	$319,298	$284,818

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

Sutherland Partners, L.P. (the “operating partnership”) holds substantially all of the Company’s assets and conducts substantially all of the Company’s business. As of September 30, 2022 and December 31, 2021, the Company owned approximately 98.6% and 99.6% of the operating partnership, respectively. The Company, as sole general partner of the operating partnership, has responsibility and discretion in the management and control of the operating partnership, and the limited partners of the operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the operating partnership. Therefore, the Company consolidates the operating partnership.

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

Red Stone. On July 31, 2021, the Company acquired Red Stone and its affiliates (“Red Stone”), a privately owned real estate finance and investment company that provides innovative financial products and services to multifamily affordable housing, in exchange for an initial purchase price of approximately $63 million paid in cash, retention payments to key executives aggregating $7 million in cash and 128,533 shares of common stock of the Company issued to Red Stone executives under the Company’s 2013 equity incentive plan (the “Equity Incentive Plan”). Refer to Note 21 – Redeemable Preferred Stock and Stockholders’ Equity for more information on the Equity Incentive Plan. Additional purchase price payments may be made over the three years following the acquisition date if the Red Stone business achieves certain hurdles. The acquisition of Red Stone supported a significant growth opportunity for the Company by expanding presence in a sector with otherwise low correlation to the Company’s assets. Part of the Company’s strategy in acquiring Red Stone included the value of the anticipated synergies arising from the acquisition and the value of the acquired assembled workforce, neither of which qualify for recognition as an intangible asset. Refer to Note 5 for assets acquired and liabilities assumed in the merger.

Anworth Mortgage Asset Corporation. On March 19, 2021, the Company completed the acquisition of Anworth Mortgage Asset Corporation (“Anworth”), through a merger of Anworth with and into a wholly owned subsidiary of the Company, in exchange for approximately 16.8 million shares of the Company’s common stock and approximately $60.6 million in cash (“Anworth Merger”). In accordance with the Agreement and Plan of Merger, dated as of December 6, 2020 (the “Anworth Merger Agreement”), by and among the Company, RC Merger Subsidiary, LLC and Anworth, the number of shares of the Company’s common stock issued was based on an exchange ratio of 0.1688 per share plus $0.61 in cash per share. The total purchase price for the merger of $417.9 million consists of the Company’s common stock issued in exchange for shares of Anworth common stock and cash paid in lieu of fractional shares of the Company’s common stock, which was based on a price of $14.28 per share of the Company’s common stock on the acquisition date, and $0.61 in cash per share.

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

The acquisition of Anworth increased the Company’s equity capitalization, supported continued growth of the Company’s platform and execution of the Company’s strategy, and provided the Company with improved scale, liquidity and capital alternatives, including additional borrowing capacity. Also, the stockholder base resulting from the acquisition of Anworth enhanced the trading volume and liquidity for the Company’s stockholders. In addition, part of the Company’s strategy in acquiring Anworth was to manage the liquidation and runoff of certain assets within the Anworth portfolio and repay certain indebtedness on the Anworth portfolio following the completion of the Anworth Merger, and to redeploy the capital into opportunities in its core SBC strategies and other assets expected to generate attractive risk-adjusted returns and long-term earnings accretion.

In addition, concurrently with entering into the Anworth Merger Agreement, the Company, the operating partnership and the Manager entered into the First Amendment to the Amended and Restated Management Agreement (the “Amendment”), pursuant to which, upon the closing of the Anworth Merger, the Manager’s base management fee was reduced by $1,000,000 per quarter for each of the first full four quarters following the effective time of the Anworth Merger (the “Temporary Fee Reduction”). Other than the Temporary Fee Reduction set forth in the Amendment, the terms of the Management Agreement remain the same.

REIT Status

The Company qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with its first taxable year ended December 31, 2011. To maintain its tax status as a REIT, the Company distributes dividends equal to at least 90% of its taxable income in the form of distributions to shareholders.

Note 2. Basis of Presentation

The unaudited interim consolidated financial statements herein, referred to as the “consolidated financial statements”, as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)—as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.

The accompanying interim consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. Such operating results may not be indicative of the expected results for any other interim period or the entire year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC.

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

Cash and cash equivalents

The Company accounts for cash and cash equivalents in accordance with ASC 305, Cash and Cash Equivalents. The Company defines cash and cash equivalents as cash, demand deposits, and short-term, highly liquid investments with original maturities of 90 days or less when purchased. Cash and cash equivalents are exposed to concentrations of credit risk. The Company deposits cash with institutions believed to have highly valuable and defensible business franchises, strong financial fundamentals, and predictable and stable operating environments.

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

ASC 326, Financial Instruments-Credit Losses (“ASC 326”), became effective for the Company on January 1, 2020 and replaced the “incurred loss” methodology previously required by GAAP with an expected loss model known as the Current Expected Credit Loss (“CECL”) model. CECL amends the previous credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost. The allowance for credit losses required under ASC 326 is deducted from the respective loans’ amortized cost basis on the consolidated balance sheets. The related Accounting Standards Update No. 2016-13 (“ASU 2016-13”) also requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption.

In connection with ASU 2016-13, the Company implemented new processes including the utilization of loan loss forecasting models, updates to the Company’s reserve policy documentation, changes to internal reporting processes and related internal controls. The Company has implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for its loan portfolio. The CECL forecasting methods used by the Company include (i) a probability of default and loss given default method using underlying third-party CMBS/CRE loan databases with historical loan losses and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. The Company might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data.

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

While the Company has a formal methodology to determine the adequate and appropriate level of the allowance for credit losses, estimates of inherent loan losses involve judgment and assumptions as to various factors, including current economic conditions. The Company’s determination of adequacy of the allowance for credit losses is based on quarterly evaluations of the above factors. Accordingly, the provision for credit losses will vary from period to period based on management's ongoing assessment of the adequacy of the allowance for credit losses.

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

Troubled debt restructurings. In situations where, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants concessions for a period of time to the borrower that we would not otherwise consider, the related loans are classified as troubled debt restructurings (“TDR”). These modified terms may include interest rate reductions, principal forgiveness, term extensions, payment forbearance and other actions intended to minimize the Company’s economic loss and to avoid foreclosure or repossession of collateral. For modifications where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off. Other than resolutions such as foreclosures and sales, the Company may remove loans held-for-investment from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as a new loan.

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

The Company’s loan originations in the second round of the program are accounted for as loans, held-for-investment under ASC 310, Receivables. Loan origination fees and related direct loan origination costs are capitalized into the initial recorded investment in the loan and are deferred over the loan term. The Company recognizes the difference between the initial recorded investment and the principal amount of the loan as interest income using the effective yield method. The effective yield is determined based on the payment terms required by the loan contract as well as with actual and expected prepayments from loan forgiveness by the federal government.

Mortgage-backed securities, at fair value

The Company accounts for MBS as trading securities and carries them at fair value under ASC 320, Investments-Debt and Equity Securities. The Company’s MBS portfolio is comprised of asset-backed securities collateralized by interest in, or obligations backed by, pools of SBC loans, as well as residential Agency MBS, which are guaranteed by the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”), or guaranteed by federally sponsored enterprises, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Purchases and sales of MBS are recorded as of the trade date. MBS securities pledged as collateral against borrowings under repurchase agreements are included in mortgage-backed securities, at fair value on the Company’s consolidated balance sheets.

MBS are recorded at fair value as determined by market prices provided by independent broker dealers or other independent valuation service providers. The fair values assigned to these investments are based upon available information and may not reflect amounts that may be realized. The Company generally intends to hold its investments in MBS to generate interest income; however, the Company has and may continue to sell certain of its investment securities as part of the overall management of assets and liabilities and operating the business. The fair value adjustments on MBS are reported within net unrealized gain (loss) on financial instruments in the consolidated statements of income.

Loans eligible for repurchase from Ginnie Mae

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the right to repurchase the loan as an asset and liability in its consolidated balance sheets. Such amounts reflect the unpaid principal balance of the loans.

Derivative instruments, at fair value

Subject to maintaining qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, comprised of credit default swaps (“CDSs”), interest rate swaps, TBA agency securities, FX forwards and interest rate lock commitments (“IRLCs”) as part of its risk management strategy. The Company accounts for derivative instruments under ASC 815, Derivatives and Hedging. All derivatives are reported as either assets or liabilities in the consolidated balance sheets at the estimated fair value with the changes in the fair value recorded in earnings unless hedge accounting is elected. As of September 30, 2022, the Company had offset $42.8 million of cash collateral payable against gross derivative asset positions. As of December 31, 2021, the Company had offset $1.8 million of cash collateral receivable against gross derivative liability positions and had not offset $9.0 million of cash collateral receivable against derivative liability positions which are included in restricted cash in the consolidated balance sheets.

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

IRLC. IRLCs are agreements under which GMFS agrees to extend credit to a borrower under certain specified terms and conditions in which the interest rate and the maximum amount of the loan are set prior to funding. Unrealized gains and losses on the IRLCs, reflected as derivative assets and derivative liabilities, respectively, are measured based on the value of the underlying mortgage loan, quoted government-sponsored enterprise (Fannie Mae, Freddie Mac, and Ginnie Mae) or MBS prices, estimates of the fair value of the mortgage servicing rights (“MSRs”) and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees. The realized and unrealized gains or losses are reported in the consolidated statements of income as residential mortgage banking activities. IRLCs are classified as Level 3 in the fair value hierarchy.

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

To qualify as an accounting hedge under the hedge accounting rules (versus an economic hedge where hedge accounting is not applied), a hedging relationship must be highly effective in offsetting the risk designated as being hedged. We use cash flow hedges to hedge the exposure to variability in cash flows from forecasted transactions, including the anticipated issuance of securitized debt obligations. ASC 815, Derivatives and Hedging requires that a forecasted transaction be identified as either: 1) a single transaction, or 2) a group of individual transactions that share the same risk exposures for which they are designated as being hedged. Hedges of forecasted transactions are considered cash flow hedges since the price is not fixed, hence involve variability of cash flows.

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

During May 2021, the Company discontinued hedge accounting for the anticipated issuance of securitized debt obligations for certain hedges. As a general rule, derivative gains or losses reported in AOCI are required to be recorded in earnings when it becomes probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period thereafter. The guidance in ASC 815, Derivatives and Hedging includes an exception to the general rule when extenuating circumstances that are outside the control or influence of the reporting entity cause the forecasted transaction to be probable of occurring on a date that is beyond the additional two-month period. The issuance of the securitized debt obligations was delayed beyond the additional two-month period due to the uncertainty in the capital markets and lower origination volumes as a result of the COVID-19 pandemic. Since the delay was caused by extenuating circumstances related to the COVID-19 pandemic and the issuance of securitized debt obligations remained probable over a reasonable time period after the additional two-month period, the discontinued cash flow hedges qualify for the exception in accordance with FASB Staff Q&A Topic 815: Cashflow hedge accounting affected by the Covid-19 Pandemic. Accordingly, the previously recorded net derivative instrument gains or losses related to the discontinued cash flow hedges remained in AOCI. Gains and losses from the derivative instruments will be recorded in the earnings from the date of the discontinuation of cash flow hedges.

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

For purposes of testing servicing rights for impairment, the Company first determines whether facts and circumstances exist that would suggest the carrying value of the servicing asset is not recoverable. If so, the Company then compares the net present value of servicing cash flow to its carrying value. The estimated net present value of servicing cash flows is determined using discounted cash flow modeling techniques, which require management to make estimates regarding future net servicing cash flows, taking into consideration historical and forecasted loan prepayment rates, delinquency rates and anticipated maturity defaults. If the carrying value of the servicing rights exceeds the net present value of servicing cash flows, the servicing rights are considered impaired, and an impairment loss is recognized in earnings for the amount by which carrying value exceeds the net present value of servicing cash flows.

The Company estimates the fair value of servicing rights by determining the present value of future expected servicing cash flows using modeling techniques that incorporate management's best estimates of key variables including estimates regarding future net servicing cash flows, forecasted loan prepayment rates, delinquency rates, and return requirements commensurate with the risks involved. Cash flow assumptions are modeled using internally forecasted revenue and expenses, and where possible, the reasonableness of assumptions is periodically validated through comparisons to market data. Prepayment speed estimates are determined from historical prepayment rates or obtained from third-party industry data. Return requirement assumptions are determined using data obtained from market participants, where available, or based on current relevant interest rates plus a risk-adjusted spread. The Company also considers other factors that can impact the value of the servicing rights, such as surety provider termination clauses and servicer terminations that could result if the Company failed to materially comply with the covenants or conditions of its servicing agreements and did not remedy the failure. Since many factors can affect the estimate of the fair value of servicing rights, the Company regularly evaluates the major assumptions and modeling techniques used in its estimate and reviews these assumptions against market comparables, if available. The Company monitors the actual performance of its servicing rights by regularly comparing actual cash flow, credit, and prepayment experience to modeled estimates.

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

Investment in unconsolidated joint ventures

According to ASC 323, Equity Method and Joint Ventures, investors in unincorporated entities such as partnerships and unincorporated joint ventures generally shall account for their investments using the equity method of accounting if the investor has the ability to exercise significant influence over the investee. Under the equity method, the Company recognizes its allocable share of the earnings or losses of the investment monthly in earnings and adjust the carrying amount for its share of the distributions that exceed its allocable share of earnings.

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

In assessing goodwill for impairment, the Company follows ASC 350, Intangibles- Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, including goodwill, or the Company chooses not to perform the qualitative assessment, then the Company compares the fair value of that reporting unit with its carrying value, including goodwill, in a quantitative assessment. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss measured as the excess of the reporting unit’s carrying value, including goodwill, over its fair value. The estimated fair value of the reporting unit is derived based on valuation techniques the Company believes market participants would use for each of the reporting units.

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

There were no events or changes in circumstances during the three months ended September 30, 2022 that would indicate that it was more likely than not that the fair value of each of the reporting units did not exceed its respective carrying value as of September 30, 2022.

Deferred financing costs

Costs incurred in connection with secured borrowings are accounted for under ASC 340, Other Assets and Deferred Costs. Deferred costs are capitalized and amortized using the effective interest method over the respective financing term with such amortization reflected on the Company’s consolidated statements of income as a component of interest expense. Secured Borrowings may include legal, accounting and other related fees. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Unamortized deferred financing costs related to securitizations and note issuances are presented in the consolidated balance sheets as a direct deduction from the associated liability.

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

Borrowings under credit facilities and other financing agreements. Borrowings under credit facilities and other financing agreements are accounted for under ASC 470, Debt. The Company partially finances its loans, net through credit agreements and other financing agreements with various counterparties. These borrowings are collateralized by loans, held-for-investment, and loans, held for sale, at fair value and have maturity dates within two years from the consolidated balance sheet date. If the fair value (as determined by the applicable counterparty) of the collateral securing these borrowings decreases, the Company may be subject to margin calls during the period the borrowings are outstanding. In instances where margin calls are not satisfied within the required time frame the counterparty may retain the collateral and pursue collection of any outstanding debt. Interest paid and accrued in connection with credit facilities is recorded as interest expense in the consolidated statements of income.

Borrowings under repurchase agreements. Borrowings under repurchase agreements are accounted for under ASC 860, Transfers and Servicing. Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. As of the current period ended, the Company had no such repurchase agreements that have been accounted for as components of linked transactions. All securities financed through a repurchase agreement have remained on the Company’s consolidated balance sheets as an asset and cash received from the lender has been recorded on the Company’s consolidated balance sheets as a liability. Interest paid and accrued in connection with repurchase agreements is recorded as interest expense in the consolidated statements of income.

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

Securitized debt obligations of consolidated VIEs, net

Since 2011, the Company has engaged in several securitization transactions, which the Company accounts for under ASC 810, Consolidation. Securitization involves transferring assets to a special purpose entity or securitization trust, which typically qualifies as a VIE. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE. The consolidation of the VIE includes the VIE’s issuance of senior securities to third parties, which are shown as securitized debt obligations of consolidated VIEs in the consolidated balance sheets.

Debt issuance costs related to securitizations are presented as a direct deduction from the carrying value of the related debt liability. Debt issuance costs are amortized using the effective interest method and are included in interest expense in the consolidated statements of income.

Convertible note, net

ASC 470, Debt requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires that the initial proceeds from the sale of these notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The Company measured the estimated fair value of the debt component of its convertible notes as of the issuance date based on its nonconvertible debt borrowing rate. The equity components of the convertible senior notes have been reflected within additional paid-in capital in the Company’s consolidated balance sheet, and the resulting debt discount is amortized over the period during which the convertible notes are expected to be outstanding (through the maturity date) as additional non-cash interest expense.

Upon repurchase of convertible debt instruments, ASC 470-20 requires the issuer to allocate total settlement consideration, inclusive of transaction costs, amongst the liability and equity components of the instrument based on the fair value of the liability component immediately prior to repurchase. The difference between the settlement consideration allocated to the liability component and the net carrying value of the liability component, including unamortized debt issuance costs, would be recognized as gain (loss) on extinguishment of debt in the Company’s consolidated statements of income. The remaining settlement consideration allocated to the equity component would be recognized as a reduction of additional paid-in capital in the consolidated balance sheets.

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

Due to third parties

Due to third parties primarily relates to funds held by the Company to advance certain expenditures necessary to fulfill the Company’s obligations under its existing indebtedness or to be released at the Company’s discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans. While retained, these balances earn interest in accordance with the specific loan terms they are associated with.

Repair and denial reserve

The repair and denial reserve represents the potential liability to the SBA in the event that the Company is required to make the SBA whole for reimbursement of the guaranteed portion of SBA loans. The Company may be responsible for the guaranteed portion of SBA loans if there are lien and collateral issues, unauthorized use of proceeds, liquidation deficiencies, undocumented servicing actions or denial of SBA eligibility. This reserve is calculated using an estimated frequency of a repair and denial event upon default, as well as an estimate of the severity of the repair and denial as a percentage of the guaranteed balance.

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

In determining whether the Company is the primary beneficiary of a VIE, both qualitative and quantitative factors are considered regarding the nature, size and form of its involvement with the VIE, such as its role establishing the VIE and ongoing rights and responsibilities, the design of the VIE, its economic interests, servicing fees and servicing responsibilities, and other factors. The Company performs ongoing reassessments to evaluate whether changes in the entity’s capital structure or changes in the nature of its involvement with the entity result in a change to the VIE designation or a change to its consolidation conclusion.

Non-controlling interests

Non-controlling interests are presented on the consolidated balance sheets and the consolidated statements of income and represent direct investment in the operating partnership by Sutherland OP Holdings II, Ltd., which is managed by the Manager, and third parties. The Company also has non-controlling interest related to the operating partnership units issued to satisfy a portion of the purchase price in connection with the Mosaic Merger. In addition, the Company has non-controlling interests from investments in consolidated joint ventures whereby, net income or loss is generally based upon relative ownership interests or contractual arrangements.

Fair value option

ASC 825, Financial Instruments, provides a fair value option election that allows entities to make an election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately in the consolidated balance sheets from those instruments using another accounting method.

The Company has elected the fair value option for certain loans held-for-sale originated by the Company that it intends to sell in the near term. The fair value elections for loans, held for sale, at fair value originated by the Company were made due to the short-term nature of these instruments. This includes loans originated in round one of the PPP, loans held-for-sale originated by GMFS that the Company intends to sell in the near term and residential MSRs. The Company additionally elected the fair value option for certain held to maturity investments and investments in unconsolidated joint ventures due to their short-term tenor.

Share repurchase program

The Company accounts for repurchases of its common stock as a reduction in additional paid in capital. The amounts recognized represent the amount paid to repurchase these shares and are categorized on the balance sheet and changes in equity as a reduction in additional paid in capital.

Earnings per share

The Company presents both basic and diluted earnings per share (“EPS”) amounts in its consolidated financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from the Company’s share-based compensation, consisting of unvested restricted stock units (“RSUs”), unvested restricted stock awards (“RSAs”), performance-based equity awards, as well as the dilutive impact of convertible senior notes and convertible preferred stock under the if-converted method. Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

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

Income taxes

U.S. GAAP establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current period and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s consolidated financial statements or tax returns. The Company assesses the recoverability of deferred tax assets through evaluation of carryback availability, projected taxable income and other factors as applicable. Significant judgment is required in assessing the future tax consequences of events that have been recognized in the consolidated financial statements or tax returns as well as the recoverability of amounts recorded, including deferred tax assets.

The Company provides for exposure in connection with uncertain tax positions, which requires significant judgment by management including determination, based on the weight of the tax law and available evidence, that it is more-likely-than-not that a tax result will be realized. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense on the consolidated statements of income. As of the date of the consolidated balance sheets, the Company has accrued no taxes, interest or penalties related to uncertain tax positions. In addition, changes in this position in the next 12 months are not anticipated.

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

Most of the Company’s revenue streams, such as revenue associated with financial instruments, including interest income, realized or unrealized gains on financial instruments, loan servicing fees, loan origination fees, among other revenue streams, follow specific revenue recognition criteria and therefore the guidance referenced above does not have a material impact on the consolidated financial statements. In addition, revisions to existing accounting rules regarding the determination of whether a company is acting as a principal or agent in an arrangement and accounting for sales of nonfinancial assets where the seller has continuing involvement, did not materially impact the Company. A further description of the revenue recognition criteria is outlined below.

Interest income. Interest income on loans, held-for-investment, loans, held at fair value, loans, held for sale, at fair value, and MBS, at fair value is accrued based on the outstanding principal amount and contractual terms of the instrument. Discounts or premiums associated with the loans and investment securities are amortized or accreted into interest income as a yield adjustment on the effective interest method, based on contractual cash flows through the maturity date of the investment. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to the accrual status of the asset. If the asset has been delinquent for the previous 90 days, the asset status will turn to non-accrual, and recognition of interest income will be suspended until the asset resumes contractual payments for three consecutive months.

Realized gains (losses). Upon the sale or disposition (not including the prepayment of outstanding principal balance) of loans or securities, the excess (or deficiency) of net proceeds over the net carrying value or cost basis of such loans or securities is recognized as a realized gain (loss).

Origination income and expense. Origination income represents fees received for origination of either loans, held at fair value, loans, held for sale, at fair value, or loans, held-for-investment. For loans held, at fair value, and loans, held for sale, at fair value, pursuant to ASC 825, Financial Instruments, the Company reports origination fee income as revenue and fees charged and costs incurred as expenses. These fees and costs are excluded from the fair value. For originated loans, held-for-investment, under ASC 310-10, Receivables, the Company defers these origination fees and costs at origination and amortizes them under the effective interest method over the life of the loan. Origination fees and expenses for loans, held at fair value and loans, held for sale, at fair value, are presented in the consolidated statements of income as components of other income and operating expenses. Origination fees for residential mortgage loans originated by GMFS are presented in the consolidated statements of income in residential mortgage banking activities, while origination expenses are presented within variable expenses on residential mortgage banking activities. The amortization of net origination fees and expenses for loans, held-for-investment are presented in the consolidated statements of income as a component of interest income.

Residential mortgage banking activities

Residential mortgage banking activities reflects revenue within the Company’s residential mortgage banking business directly related to loan origination and sale activity. This primarily consists of the realized gains on sales of residential loans held for sale and loan origination fee income, Residential mortgage banking activities also consists of unrealized gains and losses associated with the changes in fair value of the loans held for sale, the fair value of retained MSR additions, and the realized and unrealized gains and losses from derivative instruments.

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

The Company has not adopted any of the optional expedients or exceptions through September 30, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions.
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

The table below summarizes the fair value of assets acquired and liabilities assumed from the acquisition.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Assets
Cash and cash equivalents	$100,236	$—	$100,236
Restricted cash	23,330	—	23,330
Loans, net	432,779	(20,034)	412,745
Investments held to maturity	165,302	(6,306)	158,996
Real estate owned, held for sale	78,693	(33,945)	44,748
Other assets	25,761	(3,683)	22,078
Total assets acquired	$826,101	$(63,968)	$762,133
Liabilities
Secured borrowings	66,202	—	66,202
Loan participations sold	73,656	—	73,656
Due to third parties	24,634	(333)	24,301
Accounts payable and other accrued liabilities	38,182	(900)	37,282
Total liabilities assumed	$202,674	$(1,233)	$201,441
Net assets acquired	$623,427	$(62,735)	$560,692
Non-controlling interests	(82,257)	—	(82,257)
Net assets acquired, net of non-controlling interests	$541,170	$(62,735)	$478,435

In a business combination, the initial allocation of the purchase price is considered preliminary and therefore, is subject to change until the end of the measurement period. The final determination must occur within one year of the acquisition date. Because the measurement period is still open for the Mosaic Mergers, certain fair value estimates may change once all information necessary to make a final fair value assessment has been received. The provisional amounts presented in the table above pertained to the preliminary purchase price allocation reported at the time of the Mosaic Mergers based on information that was available to management at the time the consolidated financial statements were prepared. The preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value of the assets acquired and liabilities assumed, which could have an impact on the consolidated financial statements. During September 2022, the Company recorded a measurement period adjustment based on the updated valuations obtained by decreasing net assets acquired by $62.7 million and decreasing the fair value of the CERs issued by $59.3 million, with the remainder of the offset recorded as a $3.4 million increase to goodwill as reflected in the table below. In addition, the Company recognized $2.8 million of interest from non-credit discounts on acquired assets which was reported as interest income in the consolidated statements of income.

The table below illustrates the aggregate consideration transferred, net assets acquired, and the related goodwill.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Fair value of net assets acquired	$541,170	$(62,735)	$478,435

Consideration transferred based on the value of Class B shares issued	437,311	—	437,311
Consideration transferred based on the value of OP units issued	20,745	—	20,745
Fair value of CERs issued	84,348	(59,348)	25,000
Total consideration transferred	$542,404	$(59,348)	$483,056

Goodwill	$1,234	$3,387	$4,621

The table above includes contingent consideration in the form of CERs valued at approximately $25.0 million or $0.83 per CER. See Note 7 for more information about the valuation of the CERs.

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

On March 19, 2021, the Company completed a merger with Anworth, a specialty finance company that focused primarily on residential MBS and loans that are either rated “investment grade” or are guaranteed by federally sponsored enterprises. See Note 1 for more information about the Anworth Merger. The consideration transferred was allocated to the assets acquired and liabilities assumed based on their respective fair values. The methodologies used and key assumptions made to estimate the fair value of the assets acquired and liabilities assumed are primarily based on future cash flows and discount rates.

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

As of September 30, 2022, the goodwill recorded in connection with the Mosaic Mergers, Anworth Merger and Red Stone acquisition have been allocated to the SBC Lending and Acquisitions segment.

The following pro-forma income and earnings (unaudited) of the combined company are presented as if the Mosaic Mergers had occurred on January 1, 2022 and January 1, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Selected Financial Data
Interest income	$186,026	$124,888	$477,163	$337,126
Interest expense	(115,495)	(52,555)	(260,264)	(168,877)
Provision for loan losses	(3,431)	(1,579)	(583)	(7,088)
Non-interest income	78,528	88,512	217,768	253,365
Non-interest expense	(73,064)	(93,595)	(206,336)	(250,485)
Income before provision for income taxes	$72,564	$65,671	$227,748	$164,041
Income tax expense	(4,776)	(6,540)	(32,943)	(22,216)
Net income	$67,788	$59,131	$194,805	$141,825

Non-recurring pro-forma transaction costs directly attributable to the Mosaic Mergers were $1.5 million and $8.6 million for the three and nine months ended September 30, 2022, respectively and have been deducted from the non-interest expense amount above. These costs included legal, accounting, valuation, and other professional or consulting fees directly attributable to the Mosaic Mergers.

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

Loan portfolio

The table below summarizes the classification, UPB, and carrying value of loans held by the Company including loans of consolidated VIEs.

	September 30, 2022		December 31, 2021
(in thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Residential	$2,311	$2,485	$3,641	$3,914
SBA - 7(a)	490,134	508,213	503,991	519,408
Fixed rate	124,677	121,215	344,673	341,356
Freddie Mac	6,164	6,056	3,087	2,985
Bridge	2,904,295	2,926,835	1,849,524	1,861,932
Construction	389,104	392,650	—	—
Other	293,201	297,358	243,746	248,246
Total Loans, before allowance for loan losses	$4,209,886	$4,254,812	$2,948,662	$2,977,841
Allowance for loan losses	$(51,079)	$—	$(33,216)	$—
Total Loans, net	$4,158,807	$4,254,812	$2,915,446	$2,977,841
Loans in consolidated VIEs
Fixed rate	$853,188	$853,661	$749,364	$746,720
Bridge	4,429,262	4,458,450	2,693,186	2,717,487
SBA - 7(a)	68,892	76,435	88,348	98,604
Other	341,139	341,906	563,111	562,771
Total Loans, in consolidated VIEs, before allowance for loan losses	$5,692,481	$5,730,452	$4,094,009	$4,125,582
Allowance for loan losses on loans in consolidated VIEs	$(9,174)	$—	$(12,161)	$—
Total Loans, net, in consolidated VIEs	$5,683,307	$5,730,452	$4,081,848	$4,125,582
Loans, held for sale, at fair value
Residential	$156,987	$159,572	$269,164	$263,479
SBA - 7(a)	47,913	45,061	42,760	38,966
Fixed rate	187,334	214,259	197,290	195,114
Freddie Mac	7,575	7,429	42,384	41,864
Other	3,800	3,657	1,337	1,337
Total Loans, held for sale, at fair value	$403,609	$429,978	$552,935	$540,760
Total Loans, net and Loans, held for sale, at fair value	$10,245,723	$10,415,242	$7,550,229	$7,644,183
Paycheck Protection Program loans
Paycheck Protection Program loans, held-for-investment	$275,162	$289,041	$867,109	$927,766
Paycheck Protection Program loans, held at fair value	599	599	3,243	3,243
Total Paycheck Protection Program loans	$275,761	$289,640	$870,352	$931,009
Total Loan portfolio	$10,521,484	$10,704,882	$8,420,581	$8,575,192

Loan vintage and credit quality indicators

The Company monitors the credit quality of its loan portfolio based on primary credit quality indicators, such as delinquency rates. Loans that are 30 days or more past due, provide an indication of the borrower’s capacity and willingness to meet its financial obligations. In the tables below, Total Loans, net includes Loans, net in consolidated VIEs and a specific allowance for loan losses of $30.5 million, including $16.0 million of reserves of PCD loans as of September 30, 2022 and $17.3 million of specific allowance for loan losses as of December 31, 2021.

The tables below summarize the classification, UPB and carrying value of loans by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2022	2021	2020	2019	2018	Pre 2018	Total
September 30, 2022
Bridge	$7,385,285	$2,754,528	$3,682,145	$387,775	$326,252	$146,296	$30,930	$7,327,926
Construction	392,650	24,234	—	10,000	296,171	42,727	—	373,132
Fixed rate	974,876	46,499	143,773	92,381	335,631	135,456	219,679	973,419
Freddie Mac	6,056	—	—	6,164	—	—	—	6,164
Residential	2,485	308	156	—	441	345	1,060	2,310
SBA - 7(a)	584,648	80,993	82,948	40,450	85,024	94,669	171,439	555,523
Other	639,264	2,227	27,294	10,452	71,874	13,911	507,678	633,436
Total Loans, before general allowance for loan losses	$9,985,264	$2,908,789	$3,936,316	$547,222	$1,115,393	$433,404	$930,786	$9,871,910
General allowance for loan losses								$(29,796)
Total Loans, net								$9,842,114
	UPB	2021	2020	2019	2018	2017	Pre 2017	Total
December 31, 2021
Bridge	$4,579,419	$3,461,864	$430,248	$399,603	$205,855	$11,327	$29,490	$4,538,387
Fixed rate	1,088,076	142,801	103,528	393,563	163,912	98,123	187,918	1,089,845
Freddie Mac	2,985	—	3,093	—	—	—	—	3,093
Residential	3,914	1,413	492	468	—	—	1,215	3,588
SBA - 7(a)	618,012	92,030	44,955	104,938	122,242	49,031	173,616	586,812
Other	811,017	4,523	22,973	76,320	31,570	14,868	653,428	803,682
Total Loans, before general allowance for loan losses	$7,103,423	$3,702,631	$605,289	$974,892	$523,579	$173,349	$1,045,667	$7,025,407
General allowance for loan losses								$(28,113)
Total Loans, net								$6,997,294

The tables below present delinquency information on loans, net by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2022	2021	2020	2019	2018	Pre 2018	Total
September 30, 2022
Current and less than 30 days past due	$9,700,041	$2,908,789	$3,927,896	$539,893	$1,052,098	$317,302	$876,602	$9,622,580
30 - 59 days past due	10,145	—	7,730	3	—	—	2,184	9,917
60+ days past due	275,078	—	690	7,326	63,295	116,102	52,000	239,413
Total Loans, before general allowance for loan losses	$9,985,264	$2,908,789	$3,936,316	$547,222	$1,115,393	$433,404	$930,786	$9,871,910
General allowance for loan losses								$(29,796)
Total Loans, net								$9,842,114
		Carrying Value by Year of Origination
	UPB	2021	2020	2019	2018	2017	Pre 2017	Total
December 31, 2021
Current and less than 30 days past due	$6,901,474	$3,666,020	$596,289	$953,269	$473,798	$167,629	$984,680	$6,841,685
30 - 59 days past due	73,836	35,549	352	18,393	3,714	228	14,601	72,837
60+ days past due	128,113	1,062	8,648	3,230	46,067	5,492	46,386	110,885
Total Loans, before general allowance for loan losses	$7,103,423	$3,702,631	$605,289	$974,892	$523,579	$173,349	$1,045,667	$7,025,407
General allowance for loan losses								$(28,113)
Total Loans, net								$6,997,294

The table below presents delinquency information on loans, net by portfolio.

(in thousands)	Current	30-59 days past due	60+ days past due	Total	Non-Accrual Loans	90+ days past due and Accruing
September 30, 2022
Bridge	$7,200,286	$7,730	$119,910	$7,327,926	$124,037	$—
Construction	317,329	—	55,803	373,132	55,804	—
Fixed rate	948,958	—	24,461	973,419	20,662	—
Freddie Mac	3,071	—	3,093	6,164	3,093	—
Residential	700	—	1,610	2,310	1,610	—
SBA - 7(a)	550,061	860	4,602	555,523	11,277	—
Other	602,175	1,327	29,934	633,436	33,277	—
Total Loans, before general allowance for loan losses	$9,622,580	$9,917	$239,413	$9,871,910	$249,760	$—
General allowance for loan losses				$(29,796)
Total Loans, net				$9,842,114
Percentage of loans outstanding	97.5%	0.1%	2.4%	100%	2.5%	0.0%
December 31, 2021
Bridge	$4,451,230	$52,997	$34,160	$4,538,387	$28,820	$—
Fixed rate	1,057,708	—	32,137	1,089,845	24,031	—
Freddie Mac	—	—	3,093	3,093	3,093	-
Residential	1,674	—	1,914	3,588	1,914	—
SBA - 7(a)	576,593	6,741	3,478	586,812	15,119	—
Other	754,480	13,099	36,103	803,682	26,525	—
Total Loans, before general allowance for loan losses	$6,841,685	$72,837	$110,885	$7,025,407	$99,502	$—
General allowance for loan losses				$(28,113)
Total Loans, net				$6,997,294
Percentage of loans outstanding	97.4%	1.0%	1.6%	100%	1.4%	0.0%

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

The table below presents quantitative information on the credit quality of loans, net.

	LTV (1)
(in thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
September 30, 2022
Bridge	$—	$299,929	$700,981	$6,045,241	$254,893	$26,882	$7,327,926
Construction	10,895	12,267	26,090	294,166	23,877	5,837	373,132
Fixed rate	9,962	43,667	378,783	518,464	15,768	6,775	973,419
Freddie Mac	—	—	3,071	3,093	—	—	6,164
Residential	59	48	705	587	911	—	2,310
SBA - 7(a)	7,846	46,696	96,027	186,722	81,930	136,302	555,523
Other	169,728	255,929	157,909	35,484	10,085	4,301	633,436
Total Loans, before general allowance for loan losses	$198,490	$658,536	$1,363,566	$7,083,757	$387,464	$180,097	$9,871,910
General allowance for loan losses							$(29,796)
Total Loans, net							$9,842,114
Percentage of loans outstanding	2.0%	6.7%	13.8%	71.8%	3.9%	1.8%
December 31, 2021
Bridge	$—	$107,606	$338,355	$3,432,820	$640,215	$19,391	$4,538,387
Fixed rate	13,983	40,570	390,213	624,462	9,972	10,645	1,089,845
Freddie Mac	—	—	—	3,093	—	—	3,093
Residential	69	262	835	1,050	1,219	153	3,588
SBA - 7(a)	7,219	41,943	119,114	197,950	81,388	139,198	586,812
Other	221,823	300,723	185,538	76,590	8,701	10,307	803,682
Total Loans, before general allowance for loan losses	$243,094	$491,104	$1,034,055	$4,335,965	$741,495	$179,694	$7,025,407
General allowance for loan losses							$(28,113)
Total Loans, net							$6,997,294
Percentage of loans outstanding	3.5%	7.0%	14.7%	61.7%	10.5%	2.6%
(1) LTV is calculated using carrying amount as a percentage of current collateral value

The table below presents the geographic concentration of loans, net, secured by real estate.

Geographic Concentration (% of Unpaid Principal Balance)	September 30, 2022	December 31, 2021
Texas	20.9%	19.2%
California	10.1	14.3
Georgia	7.6	7.0
Arizona	6.8	7.4
Florida	6.5	6.7
New York	5.5	7.3
Illinois	4.4	4.3
North Carolina	4.2	2.6
Washington	1.6	2.1
Colorado	1.3	1.9
Other	31.1	27.2
Total	100.0%	100.0%

The table below presents the collateral type concentration of loans, net.

Collateral Concentration (% of Unpaid Principal Balance)	September 30, 2022	December 31, 2021
Multi-family	66.8%	54.4%
Mixed Use	7.6	7.1
Retail	5.9	10.2
SBA	5.9	8.7
Office	5.1	8.2
Industrial	4.9	6.4
Lodging/Residential	1.7	1.8
Other	2.1	3.2
Total	100.0%	100.0%

The table below presents the collateral type concentration of SBA loans within loans, net.

Collateral Concentration (% of Unpaid Principal Balance)	September 30, 2022	December 31, 2021
Lodging	14.9%	17.0%
Offices of Physicians	8.4	10.9
Child Day Care Services	6.0	7.4
Gasoline Service Stations	4.0	3.7
Eating Places	3.8	5.0
Veterinarians	1.8	2.4
Grocery Stores	1.7	1.8
Funeral Service & Crematories	1.3	1.9
Couriers	1.1	1.3
Car washes	0.7	1.4
Other	56.3	47.2
Total	100.0%	100.0%

Allowance for credit losses

The allowance for credit losses consists of the allowance for losses on loans and lending commitments accounted for at amortized cost. Such loans and lending commitments are reviewed quarterly considering credit quality indicators, including probable and historical losses, collateral values, LTV ratios, and economic conditions.

The table below presents the allowance for loan losses by loan product and impairment methodology.

(in thousands)	Bridge	Construction	Fixed Rate	Residential	SBA - 7(a)	Other	Total Allowance for loan losses
September 30, 2022
General	$14,823	$971	$1,928	$4	$9,842	$2,228	$29,796
Specific	5,631	—	4,446	1	3,503	904	14,485
PCD	—	15,972	—	—	—	—	15,972
Ending balance	$20,454	$16,943	$6,374	$5	$13,345	$3,132	$60,253
December 31, 2021
General	$15,204	$—	$2,667	$8	$6,653	$3,581	$28,113
Specific	4,315	—	4,194	52	5,527	3,176	17,264
Ending balance	$19,519	$—	$6,861	$60	$12,180	$6,757	$45,377

The table below presents a summary of the changes in the allowance for loan losses.

(in thousands)	Bridge	Construction	Fixed Rate	Residential	SBA - 7(a)	Other	Total Allowance for loan losses
Three Months Ended September 30, 2022
Beginning balance	$18,393	$5,122	$6,222	$57	$13,126	$3,205	$46,125
Provision for (recoveries of) loan losses	2,061	849	242	(1)	200	(72)	3,279
Measurement period adjustment - PCD	—	10,972	—	—	—	—	10,972
Charge-offs and sales	—	—	(90)	—	(692)	—	(782)
Recoveries	—	—	—	(51)	711	(1)	659
Ending balance	$20,454	$16,943	$6,374	$5	$13,345	$3,132	$60,253
Three Months Ended September 30, 2021
Beginning balance	$21,178	$—	$6,865	$61	13,350	$8,175	$49,629
Provision for (recoveries of) loan losses	4,056	—	(1,142)	—	20	(1,214)	1,720
Charge-offs and sales	—	—	—	—	(1,401)	(27)	(1,428)
Recoveries	(660)	—	—	—	30	(44)	(674)
Ending balance	$24,574	$—	$5,723	$61	$11,999	$6,890	$49,247
Nine Months Ended September 30, 2022
Beginning balance	$19,519	$—	$6,861	$60	$12,180	$6,757	$45,377
Provision for (recoveries of) loan losses	935	971	(397)	(4)	1,691	(3,404)	(208)
PCD(1)	—	15,972	—	—	—	—	15,972
Charge-offs and sales	—	—	(90)	—	(1,191)	(7)	(1,288)
Recoveries	—	—	—	(51)	665	(214)	400
Ending balance	$20,454	$16,943	$6,374	$5	$13,345	$3,132	$60,253
Nine Months Ended September 30, 2021
Beginning balance	$14,588	$—	$7,629	$52	$14,600	$9,863	$46,732
Provision for (recoveries of) loan losses	10,646	—	(406)	9	461	(2,893)	7,817
Charge-offs and sales	—	—	(1,311)	—	(3,105)	(26)	(4,442)
Recoveries	(660)	—	(189)	—	43	(54)	(860)
Ending balance	$24,574	$—	$5,723	$61	$11,999	$6,890	$49,247
(1)	Includes impact of measurement period adjustment related to the Mosaic Mergers. See Note 5 for further details on assets acquired and liabilities assumed in connection with the Mosaic Mergers.

The table above excludes $1.0 million and $0.2 million of allowance for loan losses on unfunded lending commitments as of September 30, 2022 and September 30, 2021, respectively. Refer to Note 3 – Summary of Significant Accounting Policies for more information on accounting policies, methodologies and judgment applied to determine the allowance for loan losses and lending commitments.

Non-accrual loans

A loan is placed on nonaccrual status when it is probable that principal and interest will not be collected under the original contractual terms. At that time, interest income is no longer accrued.

The table below presents information on non-accrual loans.

(in thousands)	September 30, 2022	December 31, 2021
Non-accrual loans
With an allowance	$201,950	$71,644
Without an allowance	47,810	27,858
Total recorded carrying value of non-accrual loans	$249,760	$99,502
Allowance for loan losses related to non-accrual loans	$(30,543)	$(17,264)
Unpaid principal balance of non-accrual loans	$286,406	$119,554

	September 30, 2022	September 30, 2021
Interest income on non-accrual loans for the three months ended	$506	$586
Interest income on non-accrual loans for the nine months ended	$4,218	$2,144

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

The table below presents details on TDR loans by type.

	September 30, 2022			December 31, 2021
(in thousands)	SBC	SBA	Total	SBC	SBA	Total
Carrying value of modified loans classified as TDRs:
On accrual status	$106	$12,177	$12,283	$284	$8,242	$8,526
On non-accrual status	10,848	8,875	19,723	11,220	11,409	22,629
Total carrying value of modified loans classified as TDRs	$10,954	$21,052	$32,006	$11,504	$19,651	$31,155
Allowance for loan losses on loans classified as TDRs	$38	$1,121	$1,159	$46	$2,626	$2,672

The table below presents TDR loan activity and the financial effects of these modifications by type.

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(in thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	1	7	8	—	3	3
Pre-modification recorded balance (a)	$1,036	$752	$1,788	$—	$322	$322
Post-modification recorded balance (a)	$1,036	$752	$1,788	$—	$321	$321

Number of loans that remain in default (b)	1	—	1	—	—	—
Balance of loans that remain in default (b)	$1,036	$—	$1,036	$—	$—	$—

Concession granted (a):
Term extension	$—	$706	$706	$—	$277	$277
Interest rate reduction	—	—	—	—	—	—
Principal reduction	—	—	—	—	—	—
Foreclosure	1,036	—	1,036	—	—	—
Total	$1,036	$706	$1,742	$—	$277	$277
	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(in thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	2	13	15	1	20	21
Pre-modification recorded balance (a)	$1,532	$2,306	$3,838	$1,276	$8,630	$9,906
Post-modification recorded balance (a)	$1,532	$1,812	$3,344	$1,276	$8,164	$9,440

Number of loans that remain in default (b)	1	1	2	—	3	3
Balance of loans that remain in default (b)	$1,036	$5	$1,041	$—	$686	$686

Concession granted (a):
Term extension	$—	$1,662	$1,662	$—	$6,912	$6,912
Interest rate reduction	—	—	—	—	—	—
Principal reduction	—	—	—	—	—	—
Foreclosure	1,036	—	1,036	1,276	90	1,366
Total	$1,036	$1,662	$2,698	$1,276	$7,002	$8,278
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

The remaining elements of the Company’s modification programs are generally considered insignificant and do not have a material impact on financial results. For loans that the Company determines foreclosure of the collateral is probable, expected losses are measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. As of September 30, 2022 and December 31, 2021, the Company’s total carrying amount of loans in the foreclosure process was $31.9 million and $2.3 million, respectively.

PCD loans

During September 2022, based on updated valuations obtained, the Company recorded a measurement period adjustment of $11.0 million to increase the PCD allowance in connection with the Mosaic Mergers. A reconciliation between the PCD asset’s UPB and purchase price is presented in the table below. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Mosaic Mergers.

(in thousands)	PCD Reconciliation
Unpaid principal balance	$21,960
Allowance for credit losses	(15,972)
Non-credit discount	(732)
Purchase price of loans classified as PCD	$5,256

The Company did not acquire any PCD loans during the three months ended September 30, 2022 and September 30, 2021.

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

Level 3 — One or more pricing inputs is significant to the overall valuation and unobservable. Significant unobservable inputs are based on the best information available in the circumstances, to the extent observable inputs are not available, including the Company’s own assumptions used in determining the fair value of financial instruments. Fair value for these investments is determined using valuation methodologies that consider a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment.

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

The fair value of the acquired contingent consideration was determined using a Monte Carlo simulation model which considers various potential results based on Level 3 inputs, including management’s latest estimates of future operating results. Fair value measurements of the contingent consideration liability are sensitive to changes in assumptions related to earnings before tax (“EBT”), discount rate and risk-free rate of return. Contingent consideration also consists of CERs. Pursuant to the CER agreement, if, as of the revaluation date, the sum of the updated fair value of the acquired portfolio less all advances made on such assets, plus all principal payments, return of capital and liquidation proceeds received on such assets exceeds the initial discounted fair value of the acquired portfolio, then the Company will issue to the CER holders, with respect to each CER, a number of shares of common stock equal to 90% of the lesser of the valuation excess and the discount amount, divided by the number of initially issued CERs divided by the Company share value, with cash being paid in lieu of any fractional shares of common stock otherwise due to such holder. In addition, each CER holder will be entitled to receive a number of additional shares of common stock equal to (i) the amount of any dividends or other distributions paid with respect to the number of whole shares of common stock received by such CER holder in respect of such holder’s CERs and having a record date on or after the closing of the Mosaic Mergers and a payment date prior to the issuance date of such shares of common stock, divided by (ii) the Company share value. The probability-weighted expected return method (“PWERM”) was utilized to estimate the return of capital and liquidation proceeds of the acquired asset portfolio, considering each possible outcome, including the economic and projected performance of each acquired asset, using a probability of 65%-100% return of capital. The discounted cashflow technique was utilized by the Company to assess the updated value of the acquired portfolio as of the revaluation date. The fair value of dividend distributions to the CER holders was determined using a Monte Carlo simulation model which considers various potential results based on the CER payments, volatility of the Company’s share value and projected dividend distributions. During September 2022, based on updated valuations obtained, the Company recorded a measurement period adjustment of $59.3 million to decrease the fair value of the CERs in connection with the Mosaic Mergers. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Mosaic Mergers.

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

The table below presents financial instruments carried at fair value on a recurring basis.

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2022
Assets:
Loans, held for sale, at fair value	$—	$215,894	$187,715	$403,609
Loans, net, at fair value	—	—	9,582	9,582
Paycheck Protection Program loans	—	599	—	599
MBS, at fair value	—	37,895	—	37,895
Derivative instruments, at fair value	—	26,212	—	26,212
Residential MSRs, at fair value	—	—	192,153	192,153
Investment in unconsolidated joint ventures	—	—	8,268	8,268
Total assets	$—	$280,600	$397,718	$678,318

Liabilities:
Derivative instruments, at fair value	$—	$—	$4,345	$4,345
Contingent consideration	—	—	33,200	33,200
Total liabilities	$—	$—	$37,545	$37,545
December 31, 2021
Assets:
Loans, held for sale, at fair value	$—	$321,070	$231,865	$552,935
Loans, net, at fair value	—	—	10,766	10,766
Paycheck Protection Program loans	—	—	3,243	3,243
MBS, at fair value	—	97,915	1,581	99,496
Derivative instruments, at fair value	—	4,683	2,339	7,022
Residential MSRs, at fair value	—	—	120,142	120,142
Investment in unconsolidated joint ventures	—	—	8,894	8,894
Total assets	$—	$423,668	$378,830	$802,498

Liabilities:
Derivative instruments, at fair value	$—	$410	$—	$410
Contingent consideration	—	—	16,400	16,400
Total liabilities	$—	$410	$16,400	$16,810

The table below presents the valuation techniques and significant unobservable inputs used to value Level 3 financial instruments, using third party information without adjustment.

(in thousands)	Fair Value	Predominant Valuation Technique (a)	Type	Range	Weighted Average
September 30, 2022
Residential MSRs, at fair value	$192,153	Income Approach	Forward prepayment rate | Forward Default Rate | Discount rate | Servicing expense	(b)	(b)
Investment in unconsolidated joint ventures	$8,268	Income Approach	Discount rate	9.0%	9.0%
Derivative instruments, at fair value	$(4,345)	Market Approach	Origination pull-through rate | Servicing Fee Multiple | Percentage of unpaid principal balance	55.0 - 100% | 0.2 - 6.7% | 0.1 to 3.3%	85.1% | 5.3% | 1.8%
Contingent consideration- Red Stone	$(8,200)	Monte Carlo Simulation Model	EBT volatility | EBT discount rate | Liability discount rate	25.0% | 15.2% | 3.8%	25.0% | 15.2% | 3.8%
Contingent consideration- Mosaic CER dividends	$(5,000)	Monte Carlo Simulation Model	Equity volatility | Risk-free rate of return | Discount Rate	45.0% | 4.2% | 11.8%	45.0% | 4.2% | 11.8%
Contingent consideration- Mosaic CER units	$(20,000)	Income Approach and PWERM Model	Revaluation discount rate | Discount rate	12.0% | 11.8%	12.0% | 11.8%
December 31, 2021
Derivative instruments, at fair value	$2,339	Market Approach	Origination pull-through rate | Servicing Fee Multiple | Percentage of unpaid principal balance	63.0 - 100% | 0.4 - 5.2% | 0.1 to 3.1%	86.7% | 4.1% | 1.3%
Residential MSRs, at fair value	$120,142	Income Approach	Forward prepayment rate | Forward Default Rate | Discount rate | Servicing expense	(b)	(b)
Investment in unconsolidated joint ventures	$8,894	Income Approach	Discount rate	9.0%	9.0%
Contingent consideration	$(16,400)	Monte Carlo Simulation Model	EBT volatility | Risk-free rate of return | EBT discount rate | Liability discount rate	25.0% | 0.4% | 17.6% | 3.8%	25.0% | 0.4% | 17.6% | 3.8%
(a)	Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class.
(b)Refer to Note 9 - Servicing Rights for more information on residential MSRs unobservable inputs.

Included within Level 3 assets of $397.7 million as of September 30, 2022 and $378.8 million as of December 31, 2021, is $197.4 million and $247.5 million of quoted or transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value, respectively.

The table below presents a summary of changes in fair value for Level 3 assets and liabilities.

(in thousands)	MBS	Derivatives	Loans, net	Loans, held for sale, at fair value	Investments held to maturity	PPP loans	Residential MSRs	Investment in unconsolidated joint ventures	Contingent Consideration	Total
Three Months Ended September 30, 2022
Beginning Balance	$1,666	$2,399	$9,956	$200,863	$9,601	$—	$168,653	$8,439	$(92,548)	$309,029
Additions due to loans sold, servicing retained	—	—	—	—	—	—	9,463	—	—	9,463
Sales / Principal payments	—	—	—	(182)	(5,877)	—	(2,610)	—	—	(8,669)
Measurement Period Adjustment	—	—	—	—	(3,724)	—	—	—	59,348	55,624
Realized losses, net	—	—	—	(1)	—	—	—	—	—	(1)
Unrealized gains (losses), net	(17)	(6,744)	(374)	(12,965)	—	—	16,647	(171)	—	(3,624)
Transfer to (from) Level 3	(1,649)	—	—	—	—	—	—	—	—	(1,649)
Ending Balance	$—	$(4,345)	$9,582	$187,715	$—	$—	$192,153	$8,268	$(33,200)	$360,173

Nine Months Ended September 30, 2022
Beginning Balance	$1,581	$2,339	$10,766	$231,865	$—	$3,243	$120,142	$8,894	$(16,400)	$362,430
Purchases or Originations	—	—	—	23,470	—	—	—	—	—	23,470
Additions due to loans sold, servicing retained	—	—	—	—	—	—	32,417	—	—	32,417
Sales / Principal payments	(1,352)	—	—	(32,891)	(13,173)	(1,400)	(9,636)	—	9,000	(49,452)
Accreted discount, net	1	—	—	—	—	—	—	—	—	1
Realized gains (losses), net	(1,449)	—	—	(788)	(156)	—	—	—	—	(2,393)
Unrealized gains (losses), net	2,688	(6,684)	(1,184)	(28,739)	—	—	49,230	(626)	(800)	13,885
Measurement Period Adjustment	—	—	—	—	(3,724)	—	—	—	59,348	55,624
Merger	—	—	—	—	17,053	—	—	—	(84,348)	(67,295)
Transfer to loans, held for investment	—	—	—	(3,862)	—	—	—	—	—	(3,862)
Transfer to (from) Level 3	(1,469)	—	—	(1,340)	—	(1,843)	—	—	—	(4,652)
Ending Balance	$—	$(4,345)	$9,582	$187,715	$—	$—	$192,153	$8,268	$(33,200)	$360,173

Three Months Ended September 30, 2021
Beginning Balance	$1,714	$6,130	$13,681	$—	$—	$16,431	$100,820	$—	$—	$138,776
Purchases or Originations	—	—	—	—	—	—	—	—	(12,400)	(12,400)
Additions due to loans sold, servicing retained	—	—	—	—	—	—	11,622	—	—	11,622
Sales / Principal payments	—	—	(1,380)	—	—	(6,558)	(5,000)	—	—	(12,938)
Unrealized gains (losses), net	29	(3,770)	(139)	—	—	—	147	—	—	(3,733)
Transfer to (from) Level 3	(191)	—	—	—	—	—	—	—	—	(191)
Ending Balance	$1,552	$2,360	$12,162	$—	$—	$9,873	$107,589	$—	$(12,400)	$121,136

Nine Months Ended September 30, 2021
Beginning Balance	$25,131	$16,363	$13,795	$—	$—	$74,931	$76,840	$—	$—	$207,060
Purchases or Originations	—	—	—	—	—	3,866	—	—	(12,400)	(8,534)
Additions due to loans sold, servicing retained	—	—	—	—	—	—	35,595	—	—	35,595
Sales / Principal payments	(92)	—	(1,592)	—	—	(68,924)	(15,650)	—	—	(86,258)
Realized losses, net	—	—	(5)	—	—	—	—	—	—	(5)
Unrealized gains (losses), net	1,223	(14,003)	(36)	—	—	—	10,804	—	—	(2,012)
Accreted discount, net	60	—	—	—	—	—	—	—	—	60
Transfer to (from) Level 3	(24,770)	—	—	—	—	—	—	—	—	(24,770)
Ending Balance	$1,552	$2,360	$12,162	$—	$—	$9,873	$107,589	$—	$(12,400)	$121,136

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

	September 30, 2022		December 31, 2021
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Loans, net	$9,832,532	$9,564,785	$6,986,528	$7,112,282
Paycheck Protection Program loans	275,162	289,041	867,109	927,766
Investments held to maturity	148,512	148,512	—	—
Purchased future receivables, net	8,593	8,593	7,872	7,872
Servicing rights	85,539	89,338	84,457	89,470
Total assets	$10,350,338	$10,100,269	$7,945,966	$8,137,390
Liabilities:
Secured borrowings	$3,348,249	$3,348,249	$2,517,600	$2,517,600
Paycheck Protection Program Liquidity Facility borrowings	305,797	305,797	941,505	941,505
Securitized debt obligations of consolidated VIEs, net	4,429,846	4,377,054	3,214,303	3,238,155
Senior secured note, net	341,720	298,390	342,035	338,990
Guaranteed loan financing	283,822	297,402	345,217	366,887
Convertible notes, net	114,108	115,617	113,247	118,922
Corporate debt, net	663,439	641,978	441,817	457,741
Total liabilities	$9,486,981	$9,384,487	$7,915,724	$7,979,800

Other assets of $59.3 million as of September 30, 2022, and $45.6 million as of December 31, 2021, are not carried at fair value and include due from servicers and accrued interest, which are presented in Note 19 – Other Assets and Other Liabilities. Receivables from third parties of $41.7 million as of September 30, 2022, and $29.3 million as of December 31, 2021, are not carried at fair value but generally approximate fair value and are classified as Level 3. Accounts payable and other accrued liabilities of $44.1 million as of September 30, 2022, and $27.5 million as of December 31, 2021 are not carried at fair value and include payables to related parties and accrued interest payable which are included in Note 19. For these instruments, carrying value generally approximates fair value and are classified as Level 3.

Note 8. Investments held to maturity

The table below presents information about held to maturity investments.

				Gross	Gross
	Weighted Average	Amortized		Unrealized	Unrealized
(in thousands)	Interest Rate (a)	Cost	Fair Value	Gains	Losses
September 30, 2022
Less than one year	12.0%	$446	$446	$—	$—
One to five years	14.9%	39,643	39,643	—	—
Construction preferred equities	14.9%	$40,089	$40,089	$—	$—
One to five years	12.0%	108,423	108,423	—	—
Construction preferred equities in consolidated VIEs	12.0%	$108,423	$108,423	$—	$—
Total held to maturity investments	12.8%	$148,512	$148,512	$—	$—
(a) Weighted based on current principal balance

Provision for credit losses on held to maturity securities was not material for the three and nine months ended September 30, 2022. The Company had no such held to maturity investments as of December 31, 2021.

During September 2022, based on updated valuations obtained, the Company recorded a measurement period adjustment of $6.3 million to decrease the value of held to maturity investments in connection with the Mosaic Mergers. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Mosaic Mergers.

Note 9. Servicing rights

The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The Company’s servicing fees are specified by pooling and servicing agreements.

The table below presents information about servicing rights.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
SBA servicing rights, at amortized cost
Beginning net carrying amount	$21,670	$19,721	$22,157	$18,764
Additions due to loans sold, servicing retained	1,921	2,778	5,700	6,478
Amortization	(929)	(986)	(2,878)	(3,075)
Impairment	(765)	(308)	(3,082)	(962)
Ending net carrying amount	$21,897	$21,205	$21,897	$21,205
Multi-family servicing rights, at amortized cost
Beginning net carrying amount	$63,188	$24,724	$62,300	$19,059
Additions due to loans sold, servicing retained	2,883	3,292	8,510	10,760
Acquisitions	—	15,800	—	15,800
Amortization	(2,429)	(1,504)	(7,168)	(3,307)
Ending net carrying amount	$63,642	$42,312	$63,642	$42,312
Total servicing rights, at amortized cost	$85,539	$63,517	$85,539	$63,517
Residential MSRs, at fair value
Beginning net carrying amount	$168,653	$100,820	$120,142	$76,840
Additions due to loans sold, servicing retained	9,463	11,622	32,417	35,595
Loan pay-offs	(2,610)	(5,000)	(9,636)	(15,650)
Unrealized gains	16,647	147	49,230	10,804
Ending fair value amount	$192,153	$107,589	$192,153	$107,589
Total servicing rights	$277,692	$171,106	$277,692	$171,106

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

The table below presents additional information about SBA and multi-family servicing rights.

	As of September 30, 2022		As of December 31, 2021
(in thousands)	UPB	Carrying Value	UPB	Carrying Value
SBA	$976,135	$21,897	$856,188	$22,157
Multi-family	4,659,868	63,642	4,232,969	62,300
Total	$5,636,003	$85,539	$5,089,157	$84,457

The table below presents significant assumptions used in the estimated valuation of SBA and multi-family servicing rights carried at amortized cost.

	September 30, 2022				December 31, 2021
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA servicing rights
Forward prepayment rate	9.6	-	21.7%	10.1%	7.9	-	21.0%	8.9%
Forward default rate	0.0	-	10.0%	9.2%	0.0	-	10.4%	9.1%
Discount rate	13.4	-	21.4%	13.9%	10.0	-	21.3%	10.7%
Servicing expense	0.4	-	0.4%	0.4%	0.4	-	0.4%	0.4%

Multi-family servicing rights
Forward prepayment rate	0.0	-	7.3%	3.5%	0.0	-	7.3%	3.5%
Forward default rate	0.0	-	1.3%	0.9%	0.0	-	1.3%	1.0%
Discount rate	6.0	-	6.0%	6.0%	6.0	-	6.0%	6.0%
Servicing expense	0.0	-	0.8%	0.1%	0.0	-	0.8%	0.1%

Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The table below presents the possible impact of 10% and 20% adverse changes to key assumptions on SBA and multi-family servicing rights.

(in thousands)	September 30, 2022	December 31, 2021
SBA servicing rights
Forward prepayment rate
Impact of 10% adverse change	$(679)	$(670)
Impact of 20% adverse change	$(1,320)	$(1,305)
Default rate
Impact of 10% adverse change	$(146)	$(155)
Impact of 20% adverse change	$(290)	$(309)
Discount rate
Impact of 10% adverse change	$(828)	$(746)
Impact of 20% adverse change	$(1,591)	$(1,443)
Servicing expense
Impact of 10% adverse change	$(1,339)	$(1,344)
Impact of 20% adverse change	$(2,679)	$(2,687)
Multi-family servicing rights
Forward prepayment rate
Impact of 10% adverse change	$(280)	$(291)
Impact of 20% adverse change	$(553)	$(575)
Default rate
Impact of 10% adverse change	$(25)	$(25)
Impact of 20% adverse change	$(49)	$(50)
Discount rate
Impact of 10% adverse change	$(1,894)	$(1,910)
Impact of 20% adverse change	$(3,698)	$(3,726)
Servicing expense
Impact of 10% adverse change	$(2,658)	$(2,659)
Impact of 20% adverse change	$(5,316)	$(5,318)

The table below presents estimated future amortization expense for SBA and multi-family servicing rights.

(in thousands)	September 30, 2022
2022	$5,480
2023	12,266
2024	10,840
2025	9,583
2026	8,589
Thereafter	38,781
Total	$85,539

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

The table below presents additional information about residential MSRs carried at fair value.

	September 30, 2022		December 31, 2021
(in thousands)	UPB	Fair Value	UPB	Fair Value
Fannie Mae	$4,435,689	$64,610	$4,056,595	$41,698
Freddie Mac	4,502,736	68,710	4,131,904	45,017
Ginnie Mae	3,033,547	58,833	2,807,186	33,427
Total	$11,971,972	$192,153	$10,995,685	$120,142

The table below presents significant assumptions used in the valuation of residential MSRs carried at fair value.

	September 30, 2022				December 31, 2021
	Range of input values			Weighted Average	Range of input values			Weighted Average
Residential MSRs
Forward prepayment rate	6.0	-	8.6%	6.2%	8.4	-	20.9%	9.5%
Discount rate	9.5	-	12.0%	10.1%	9.0	-	11.0%	9.4%
Servicing expense	$70	-	$85	$74	$70	-	$85	$74

Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The table below presents the possible impact of 10% and 20% adverse changes to key assumptions on the fair value of residential MSRs.

(in thousands)	September 30, 2022	December 31, 2021
Residential MSRs
Prepayment rate
Impact of 10% adverse change	$(5,564)	$(5,262)
Impact of 20% adverse change	$(10,845)	$(9,262)
Discount rate
Impact of 10% adverse change	$(8,957)	$(4,533)
Impact of 20% adverse change	$(17,158)	$(8,745)
Servicing expense
Impact of 10% adverse change	$(2,682)	$(2,125)
Impact of 20% adverse change	$(5,365)	$(4,251)

Note 10. Residential mortgage banking activities and variable expenses on residential mortgage banking activities

Residential mortgage banking activities reflects revenue within the Company’s residential mortgage banking business directly related to loan origination and sale activity. This primarily consists of the realized gains on sales of residential loans held for sale and loan origination fee income. Residential mortgage banking activities also consists of unrealized gains and losses associated with the changes in fair value of the loans held for sale, the fair value of retained MSR additions, and the realized and unrealized gains and losses from derivative instruments. Variable expenses include correspondent fee expenses and other direct expenses relating to these loans, which vary based on loan origination volumes.

The table below presents the components of residential mortgage banking activities and associated variable expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Realized and unrealized gain (loss) of residential mortgage loans held for sale, at fair value	$(1,854)	$26,346	$(14,827)	$86,926
Creation of new MSRs, net of payoffs	6,853	6,623	22,781	19,947
Loan origination fee income on residential mortgage loans	3,701	4,720	12,560	16,143
Unrealized gain (loss) on IRLCs and other derivatives	3,353	(419)	2,910	(7,647)
Residential mortgage banking activities	$12,053	$37,270	$23,424	$115,369

Variable expenses on residential mortgage banking activities	$(9,061)	$(24,380)	$(5,508)	$(61,286)

Note 11. Secured borrowings

The table below presents certain characteristics of secured borrowings.

					Pledged Assets	Carrying Value
Lender	Asset Class	Current Maturity	Pricing	Facility Size	Carrying Value	September 30, 2022	December 31, 2021
JPMorgan	SBA loans	October 2023	SOFR + 2.875%	$125,000	$108,643	$74,828	$54,164
KeyBank	Freddie Mac loans	February 2023	SOFR + 1.35%	100,000	7,575	7,429	41,864
East West Bank	SBA loans	October 2023	Prime - 0.821% to + 0.00%	75,000	96,120	72,835	58,622
Credit Suisse	Acquired loans (non USD)	December 2022	Euribor + 2.50% to 3.00%	198,080	43,737	34,726	40,373
Comerica Bank	Residential loans	June 2023	1M L + 1.75%	100,000	53,197	53,769	63,991
TBK Bank	Residential loans	February 2023	Variable Pricing	150,000	56,104	57,641	125,145
Origin Bank	Residential loans	October 2023	Variable Pricing	80,000	12,148	11,560	16,052
Associated Bank	Residential loans	November 2023	SOFR + 1.50%	60,000	22,272	22,160	14,449
East West Bank	Residential MSRs	September 2023	1M L + 2.50%	50,000	133,320	49,900	49,400
Credit Suisse	Purchased future receivables	October 2023	1M L + 4.50%	50,000	8,593	2,000	1,000
Western Alliance	Residential loans	December 2022	Variable Pricing	50,000	12,396	10,680	6,823
Madison	Construction loans	June 2023	1 ML +7.00%	260,000	272,365	65,165	—
HSBC	Construction loans (non USD)	June 2026	SONIA + 3.25% to 4.25%	111,700	24,235	14,749	—
Total borrowings under credit facilities and other financing agreements				$1,409,780	$850,705	$477,442	$471,883
Citibank	Fixed rate, Transitional, Acquired loans	November 2022	SOFR + 2.10% to 3.10%	$500,000	$161,107	$124,976	$128,851
Deutsche Bank	Fixed rate, Transitional loans	November 2023	SOFR + 1.90% to 2.75%	350,000	328,373	236,432	236,073
JPMorgan	Transitional loans	November 2022	SOFR + 1.75% to 3.60%	1,250,000	1,344,994	979,027	825,265
Performance Trust	Fixed rate, Transitional, Acquired loans	March 2024	1M T + 2.00%	263,000	218,002	189,502	124,057
Credit Suisse	Fixed rate, Transitional, Acquired loans	February 2023	SOFR + 2.00% to 3.00%	750,000	591,824	436,001	403,644
Credit Suisse	Residential loans	Matured	L + 3.00%	—	—	—	27,058
Goldman Sachs	Fixed rate, Transitional, Acquired loans	February 2025	SOFR + 1.50% to 3.00%	350,000	228,580	181,713	—
Churchill	Transitional, Acquired loans	March 2026	SOFR + 2.85%	500,000	407,710	331,477	—
Various	MBS	November 2022 - February 2023	3.07% to 5.77%	391,679	729,219	391,679	300,769
Total borrowings under repurchase agreements				$4,354,679	$4,009,809	$2,870,807	$2,045,717
Total secured borrowings				$5,764,459	$4,860,514	$3,348,249	$2,517,600

In the table above:

●	The current facility size for borrowings under credit facilities due to Credit Suisse and HSBC is approximately €200.0 million and £100.0 million, respectively but has been converted into USD for purposes of this disclosure.
●	The weighted average interest rate of borrowings under credit facilities was 6.7% and 2.8% as of September 30, 2022 and December 31, 2021, respectively.
●	The weighted average interest rate of borrowings under repurchase agreements was 5.3% and 2.1% as of September 30, 2022 and December 31, 2021, respectively.
●	The agreements governing secured borrowings require maintenance of certain financial and debt covenants. As of September 30, 2022, certain financing counterparties covenants calculations were amended to exclude the PPPLF from certain covenant calculations. As of December 31, 2021, the Company received a waiver from certain financing counterparties to exclude the PPPLF from certain covenant calculations. As of both September 30, 2022 and December 31, 2021 the Company was in compliance with all debt and financial covenants.

The table below presents the carrying value of collateral pledged with respect to secured borrowings outstanding.

	Pledged Assets Carrying Value
(in thousands)	September 30, 2022	December 31, 2021
Collateral pledged - borrowings under credit facilities and other financing agreements
Loans, held for sale, at fair value	$161,980	$276,022
Loans, net	546,812	206,169
MSRs	133,320	86,714
Purchased future receivables	8,593	7,872
Total	$850,705	$576,777
Collateral pledged - borrowings under repurchase agreements
Loans, net	$3,091,831	$2,062,867
Mortgage-backed securities	32,817	53,194
Retained interest in assets of consolidated VIEs	696,402	379,349
Loans, held for sale, at fair value	187,334	208,558
Real estate acquired in settlement of loans	1,425	1,425
Total	$4,009,809	$2,705,393
Total collateral pledged on secured borrowings	$4,860,514	$3,282,170

Note 12. Senior secured notes, convertible notes, and corporate debt, net

Senior secured notes, net

ReadyCap Holdings, LLC (“ReadyCap Holdings”) 4.50% senior secured notes due 2026. On October 20, 2021, ReadyCap Holdings, an indirect subsidiary of the Company, completed the offer and sale of $350.0 million of its 4.50% Senior Secured Notes due 2026 (the “Senior Secured Notes”). The net proceeds from the sale of the Senior Secured Notes were approximately $341.8 million, after deducting discounts, commissions and offering expenses. The proceeds of the Senior Secured Notes were used to redeem all of ReadyCap Holdings’ outstanding 7.50% Senior Secured Notes due 2022 and for general corporate purposes. The Senior Secured Notes are fully and unconditionally guaranteed by the Company, each direct parent entity of ReadyCap Holdings, and other direct or indirect subsidiaries of the Company from time to time that is a direct parent entity of Sutherland Asset III, LLC or otherwise pledges collateral to secure the Senior Secured Notes (collectively, the “Guarantors”).

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

Prior to October 20, 2023, ReadyCap Holdings may redeem the Senior Secured Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the outstanding principal amount thereof, plus the applicable “make-whole” premium as of, and unpaid interest, if any, accrued to, the redemption date.

On or after October 20, 2023 and prior to October 20, 2024, ReadyCap Holdings may redeem the Senior Secured Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 102.25% of the principal amount of the Senior Secured Notes being redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.

On or after October 20, 2024 and prior to October 20, 2025, ReadyCap Holdings may redeem the Senior Secured Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 101.125% of the principal amount of the Senior Secured Notes being redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.

On or after October 20, 2025 and prior to the maturity date, ReadyCap Holdings may redeem the Senior Secured Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the Senior Secured Notes being redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.

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

Convertible notes, net

On August 9, 2017, the Company closed an underwritten public sale of $115.0 million aggregate principal amount of its 7.00% convertible senior notes due 2023 (“Convertible Notes”). The Convertible Notes will mature on August 15, 2023, unless earlier repurchased, redeemed or converted. During certain periods and subject to certain conditions, the Convertible Notes will be convertible by holders into shares of the Company's common stock. As of September 30, 2022, the conversion rate was 1.6452 shares of common stock per $25 principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $15.20 per share of common stock. Upon conversion, holders will receive, at the Company's discretion, cash, shares of the Company's common stock or a combination thereof.

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

As of September 30, 2022, the Company was in compliance with all covenants with respect to the Convertible Notes.

Corporate debt, net

The 7.375% 2027 Notes. In July 2022, the Company entered into a note purchase agreement pursuant to which the identified Purchasers agreed to purchase directly from the Company, and the Company agreed to issue and sell, $80.0 million aggregate principal amount of 7.375% Senior Notes due 2027 (the “7.375% 2027 Notes”). The net proceeds from the sale of the 7.375% 2027 Notes were approximately $77.5 million, after deducting transaction expenses. The Company contributed the net proceeds to the operating partnership in exchange for the issuance by the operating partnership of a senior unsecured note with terms that are substantially equivalent to the terms of the 7.375% 2027 Notes.

The 7.375% 2027 Notes are governed by a base indenture, dated August 9, 2017, between the Company and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, as amended and supplemented by the Third Supplemental Indenture thereto, dated as of February 26, 2019, and the Eighth Supplemental Indenture thereto, dated as of July 25, 2022 (collectively, the “7.375% 2027 Notes Indenture”), and bear interest at a rate of 7.375% per annum, payable semi-annually in arrears on January 31 and July 31 of each year, beginning on January 31, 2023. The 7.375% 2027 Notes will mature on July 31, 2027, unless earlier repurchased or redeemed.

Prior to July 31, 2025, the Company may redeem the 7.375% 2027 Notes, in whole or in part, at any time and from time to time at a redemption price (expressed as a percentage of principal amount and rounded to three decimal places) equal to the greater of: (1) (a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the 7.375% 2027 Notes matured on July 31, 2025) on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Notes Treasury Rate (as defined in the 7.375% 2027 Notes Indenture) plus 50 basis points, less (b) interest accrued to, but excluding, the redemption date, and (2) 100% of the principal amount of the 7.375% 2027 Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to, but excluding, the redemption date of the 7.375% 2027 Notes.

On or after July 31, 2025 and prior to July 31, 2026, the Company may redeem the 7.375% 2027 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 103.688% of the principal amount of the 7.375% 2027 Notes being redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date. On or after July 31, 2026 and prior to the maturity date, the Company may redeem the 7.375% 2027 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 7.375% 2027 Notes being redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date. If the Company undergoes a change of control repurchase event, holders may require it to purchase the 7.375% 2027 Notes, in whole or in part, for cash at a repurchase price equal to 101% of the aggregate principal amount of the 7.375% 2027 Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase, as described in greater detail in the 7.375% 2027 Notes Indenture.

On September 16, 2022, the Company entered into a new note purchase agreement and completed the issuance and sale of an additional $20.0 million aggregate principal amount of 7.375% 2027 Notes under the existing 7.375% 2027 Notes Indenture. The net proceeds from the sale of the 7.375% 2027 Notes were approximately $19.3 million, after deducting transaction expenses. The Company contributed the net proceeds to the operating partnership in exchange for the issuance by the operating partnership of a senior unsecured note with terms that are substantially equivalent to the terms of the 7.375% 2027 Notes.

The 6.125% 2025 Notes. On April 18, 2022, the Company completed the public offer and sale of $120.0 million aggregate principal amount of 6.125% Senior Notes due 2025 (the “6.125% 2025 Notes”). The net proceeds from the sale of the 6.125% 2025 Notes were approximately $116.8 million, after deducting underwriters’ discounts, commissions and offering expenses. The Company contributed the net proceeds to the operating partnership in exchange for the issuance by the operating partnership of a senior unsecured note with terms that are substantially equivalent to the terms of the 6.125% 2025 Notes.

The 6.125% 2025 Notes bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on April 30 and October 30 of each year, beginning on October 30, 2022. The 6.125% 2025 Notes will mature on April 30, 2025, unless earlier repurchased or redeemed.

On or after January 30, 2025, the Company may redeem for cash all or any portion of the 6.125% 2025 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 6.125% 2025 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company undergoes a change of control repurchase event, holders may require it to purchase the 6.125% 2025 Notes, in whole or in part, for cash at a repurchase price equal to 101% of the aggregate principal amount of the 6.125% 2025 Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase, as described in greater detail in the indenture governing the 6.125% 2025 Notes.

The 5.50% 2028 Notes. On December 21, 2021, the Company completed the public offer and sale of $110.0 million aggregate principal amount of 5.50% Senior Notes due 2028 (the “5.50% 2028 Notes”). The net proceeds from the sale of the 5.50% 2028 Notes were approximately $107.4 million, after deducting underwriters’ discounts, commissions and offering expenses. The Company contributed the net proceeds to the operating partnership in exchange for the issuance by the operating partnership of a senior unsecured note with terms that are substantially equivalent to the terms of the 5.50% 2028 Notes.

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

The 5.75% 2026 Notes. On February 10, 2021, the Company completed the public offer and sale of $201.3 million aggregate principal amount of 5.75% Senior Notes due 2026 (the “5.75% 2026 Notes”), which includes $26.3 million aggregate principal amount of 5.75% 2026 Notes relating to the full exercise of the underwriters’ over-allotment option. The net proceeds from the sale of the 5.75% 2026 Notes were approximately $195.2 million, after deducting underwriters’ discount and offering expenses. The Company contributed the net proceeds to the operating partnership in exchange for the issuance by the operating partnership of a senior unsecured note with terms that are substantially equivalent to the terms of the 5.75% 2026 Notes.

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

The 5.75% 2026 Notes are the Company’s senior unsecured obligations and will not be guaranteed by any of its subsidiaries, except to the extent described in the indenture governing the 5.75% 2026 Notes upon the occurrence of certain events. The 5.75% 2026 Notes rank equal in right of payment to any of the Company’s existing and future unsecured and unsubordinated indebtedness; effectively junior in right of payment to any of its existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness, other liabilities (including trade payables) and (to the extent not held by the Company) preferred stock, if any, of its subsidiaries.

The 6.20% 2026 Notes. On July 22, 2019, the Company completed the public offer and sale of $57.5 million aggregate principal amount of its 6.20% Senior Notes due 2026 (the “6.20% 2026 Notes”), which includes $7.5 million aggregate principal amount of the 6.20% 2026 Notes relating to the full exercise of the underwriters’ over-allotment option. The net proceeds from the sale of the 6.20% 2026 Notes were approximately $55.3 million, after deducting underwriters’ discount and offering expenses. The Company contributed the net proceeds to the operating partnership in exchange for the issuance by the operating partnership of a senior unsecured note with terms that are substantially equivalent to the terms of the 6.20% 2026 Notes.

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

The 6.20% 2026 Notes are the Company’s senior unsecured obligations and will not be guaranteed by any of its subsidiaries, except to the extent described in the indenture governing the 6.20% 2026 Notes upon the occurrence of certain events. The 6.20% 2026 Notes rank equal in right of payment to any of the Company’s existing and future unsecured and unsubordinated indebtedness; effectively junior in right of payment to any of its existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness, other liabilities (including trade payables) and (to the extent not held by the Company) preferred stock, if any, of its subsidiaries.

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

Junior subordinated notes. On March 19, 2021, the Company completed the Anworth Merger which included the Company inheriting the outstanding junior subordinated notes (“Junior subordinated notes”) issued of Anworth. On March 15, 2005 Anworth issued $37.38 million of junior subordinated notes to a newly formed statutory trust, Anworth Capital Trust I, organized by Anworth under Delaware law. The trust issued $36.25 million in trust preferred securities, of which $15 million were for I-A notes and $21.25 million for I-B notes, to unrelated third party investors. Both the junior subordinated notes and the trust preferred securities require quarterly payments and bear interest at the prevailing three-month LIBOR rate plus 3.10%, reset quarterly. Both the junior subordinated notes and the trust preferred securities will mature in 2035 and are currently redeemable, at the Company’s option, in whole or in part, without penalty. Anworth used the net proceeds of this issuance to invest in Agency MBS. In accordance with ASC 810-10, Anworth Capital Trust I does not meet the requirements for consolidation.

The Debt ATM Agreement

On May 20, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”), pursuant to which the Company may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and the Company. During the nine months ended September 30, 2022, the Company sold an aggregate of 215.3 thousand of the 6.20% 2026 Notes and 5.75% 2026 Notes at an average price of $25.40 per note and $25.05 per note, respectively, for net proceeds of $5.3 million after related expenses paid of $0.1 million through the Debt ATM Program. No such sales through the Debt ATM Program were made during the three months ended September 30, 2022.

As of September 30, 2022, the Company was in compliance with all covenants with respect to Corporate debt.

The table below presents information about senior secured notes, convertible notes and corporate debt.

(in thousands)	Coupon Rate	Maturity Date	September 30, 2022
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Unamortized deferred financing costs - Senior secured notes			(7,088)
Total Senior secured notes, net			$342,912
Convertible notes principal amount (2)	7.00%	8/15/2023	115,000
Unamortized discount - Convertible notes (3)			(308)
Unamortized deferred financing costs - Convertible notes			(584)
Total Convertible notes, net			$114,108
Corporate debt principal amount(4)	5.50%	12/30/2028	110,000
Corporate debt principal amount(5)	6.20%	7/30/2026	104,613
Corporate debt principal amount(5)	5.75%	2/15/2026	206,270
Corporate debt principal amount(6)	6.125%	4/30/2025	120,000
Corporate debt principal amount(7)	7.375%	7/31/2027	100,000
Unamortized discount - corporate debt			(10,389)
Unamortized deferred financing costs - corporate debt			(4,497)
Junior subordinated notes principal amount(8)	3M + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(9)	3M + 3.10%	4/30/2035	21,250
Total corporate debt, net			$662,247
Total carrying amount of debt			$1,119,267
Total carrying amount of conversion option of equity components recorded in equity			$308
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
(7) Interest on the corporate debt is payable semiannually on January 31, and July 31 of each year.
(8) Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(9) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.

The table below presents the contractual maturities for senior secured notes, convertible notes, and corporate debt.

(in thousands)	September 30, 2022
2022	$—
2023	115,000
2024	—
2025	120,000
2026	660,883
Thereafter	246,249
Total contractual amounts	$1,142,132
Unamortized deferred financing costs, discounts, and premiums, net	(22,865)
Total carrying amount of debt	$1,119,267

Note 13. Guaranteed loan financing

Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment in the consolidated balance sheets and the portion sold is recorded as guaranteed loan financing in the liabilities section of the consolidated balance sheets. For these partial loan sales, the interest earned on the entire loan balance is recorded as interest income and the interest earned by the buyer in the partial loan sale is recorded within interest expense in the accompanying consolidated statements of income. Guaranteed loan financings are secured by loans of $284.6 million and $346.1 million as of September 30, 2022 and December 31, 2021, respectively.

The table below presents guaranteed loan financing and the related interest rates and maturity dates.

	Weighted Average	Range of	Range of
(in thousands)	Interest Rate	Interest Rates	Maturities (Years)	Ending Balance
September 30, 2022	5.21%	1.45-7.00%	2022-2046	$283,822
December 31, 2021	3.78%	0.99-6.50%	2022-2046	$345,217

The table below presents the contractual maturities of guaranteed loan financing.

(in thousands)	September 30, 2022
2022	$338
2023	322
2024	1,343
2025	1,524
2026	5,034
Thereafter	275,261
Total	$283,822

Note 14. Variable interest entities and securitization activities

In the normal course of business, the Company enters into certain types of transactions with entities that are considered to be VIEs. The Company’s primary involvement with VIEs has been related to its securitization transactions in which it transfers assets to securitization vehicles, most notably trusts. The Company primarily securitizes its acquired and originated loans, which provides a source of funding and has enabled it to transfer a certain portion of economic risk on loans or related debt securities to third parties. The Company also transfers originated loans to securitization trusts sponsored by third parties, most notably Freddie Mac. Third-party securitizations are securitization entities in which it maintains an economic interest but does not sponsor. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE. The majority of the VIE activity in which the Company is involved in are consolidated within its financial statements. Refer to Note 3 – Summary of Significant Accounting Policies for a discussion of accounting policies applied to the consolidation of the VIE and transfer of the loans in connection with the securitization.

Securitization-related VIEs

Company sponsored securitizations. In a securitization transaction, assets are transferred to a trust, which generally meets the definition of a VIE. The Company’s primary securitization activity is in the form of SBC and SBA loan securitizations, conducted through securitization trusts, which are typically consolidated, as the Company is the primary beneficiary.

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

The table below presents additional information on the Company’s securitized debt obligations.

	September 30, 2022			December 31, 2021
	Current		Weighted	Current		Weighted
	Principal	Carrying	Average	Principal	Carrying	Average
(in thousands)	Balance	value	Interest Rate	Balance	value	Interest Rate
ReadyCap Lending Small Business Trust 2019-2	$55,221	$54,580	3.4%	$79,294	$78,268	2.6%
Sutherland Commercial Mortgage Trust 2017-SBC6	9,722	9,581	4.3	16,729	16,471	3.8
Sutherland Commercial Mortgage Trust 2019-SBC8	127,529	125,589	2.9	145,351	143,153	2.9
Sutherland Commercial Mortgage Trust 2020-SBC9	—	—	4.2	86,680	85,459	4.1
Sutherland Commercial Mortgage Trust 2021-SBC10	115,881	114,086	1.6	159,745	157,483	1.6
ReadyCap Commercial Mortgage Trust 2014-1	—	—	5.7	6,770	6,756	5.7
ReadyCap Commercial Mortgage Trust 2015-2	2,873	2,462	5.1	17,598	15,960	5.1
ReadyCap Commercial Mortgage Trust 2016-3	12,602	11,965	5.1	19,106	18,285	4.9
ReadyCap Commercial Mortgage Trust 2018-4	62,811	60,572	4.3	81,379	78,751	4.1
ReadyCap Commercial Mortgage Trust 2019-5	117,304	110,939	4.5	150,547	143,204	4.3
ReadyCap Commercial Mortgage Trust 2019-6	216,964	212,054	3.3	269,315	263,752	3.2
ReadyCap Commercial Mortgage Trust 2022-7	203,257	194,932	4.2	—	—	—
Ready Capital Mortgage Financing 2019-FL3	59,556	59,556	3.0	92,930	92,921	1.6
Ready Capital Mortgage Financing 2020-FL4	236,085	234,384	4.1	304,157	300,832	3.1
Ready Capital Mortgage Financing 2021-FL5	444,208	441,474	2.4	506,721	501,697	1.5
Ready Capital Mortgage Financing 2021-FL6	542,990	538,070	2.2	543,223	536,270	1.3
Ready Capital Mortgage Financing 2021-FL7	752,104	745,738	2.5	753,314	744,449	1.6
Ready Capital Mortgage Financing 2022-FL8	913,675	906,004	3.0	—	—	—
Ready Capital Mortgage Financing 2022-FL9	612,055	599,117	5.1	—	—	—
Total	$4,484,837	$4,421,103	3.2%	$3,232,859	$3,183,711	2.2%

The table above excludes non-company sponsored securitized debt obligations of $8.7 million and $30.6 million that are consolidated in the consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.

Repayment of securitized debt will be dependent upon the cash flows generated by the loans in the securitization trust that collateralize such debt. The actual cash flows from the securitized loans are comprised of coupon interest, scheduled principal payments, prepayments and liquidations of the underlying loans. The actual term of the securitized debt may differ significantly from the Company’s estimate given that actual interest collections, mortgage prepayments and/or losses on liquidation of mortgages may differ significantly from those expected.

Third-party sponsored securitizations. For most third-party sponsored securitizations, the Company determined that it is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact the economic performance of these entities. Specifically, the Company does not manage these entities or otherwise solely hold decision making powers that are significant, which include special servicing decisions. As a result of this assessment, the Company does not consolidate any of the underlying assets and liabilities of these trusts and only accounts for its specific interests in them.

Joint Venture Investments- VIEs

Unconsolidated VIEs. The Company does not consolidate variable interests held in an acquired joint venture investment accounted for as an equity method investment as it does not have the power to direct the activities that most significantly impact their economic performance and therefore, the Company only accounts for its specific interest.

Consolidated VIEs. The Company consolidates variable interests held in an acquired joint venture investment for which it is the primary beneficiary. The equity held by the remaining owners and their portions of net income (loss) are reflected in stockholders’ equity on the consolidated balance sheets as Non-controlling interests and in the consolidated statements of income as Net income attributable to noncontrolling interests, respectively. As of September 30, 2022, the Company’s financial results on joint venture investments identified as consolidated VIEs were not material.

Assets and liabilities of consolidated VIEs

The table below presents assets and liabilities of consolidated VIEs.

(in thousands)	September 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$1,247	$9,041
Restricted cash	52,339	33,187
Loans, net	5,683,307	4,081,848
Investments held to maturity	108,423	—
Other assets	38,058	21,488
Total assets	$5,883,374	$4,145,564
Liabilities:
Securitized debt obligations of consolidated VIEs, net	4,429,846	3,214,303
Due to third parties	4,120	—
Accounts payable and other accrued liabilities	9	—
Total liabilities	$4,433,975	$3,214,303

Assets of unconsolidated VIEs

The table below reflects variable interests in identified VIEs for which the Company is not the primary beneficiary.

	Carrying Amount		Maximum Exposure to Loss (1)
(in thousands)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
MBS, at fair value(2)	$24,344	$80,756	$24,344	$80,756
Investment in unconsolidated joint ventures	112,776	74,334	112,776	74,334
Total assets in unconsolidated VIEs	$137,120	$155,090	$137,120	$155,090
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Interest income
Loans
Bridge	$118,755	$40,602	$266,234	$97,891
Fixed rate	13,473	16,431	42,412	45,119
Construction	9,942	—	18,942	—
SBA - 7(a)	10,604	10,059	29,725	28,377
PPP	14,000	18,680	50,140	51,927
Residential	53	44	103	166
Other	9,090	11,256	29,381	35,236
Total loans (1)	$175,917	$97,072	$436,937	$258,716
Held for sale, at fair value, loans
Fixed rate	$2,292	$786	$6,585	$1,356
Freddie Mac	230	235	729	997
Residential	2,103	3,225	6,401	8,511
Other	—	—	46	—
Total loans, held for sale, at fair value (1)	$4,625	$4,246	$13,761	$10,864
Investments held to maturity	$4,764	$—	$8,983	$—
MBS, at fair value	$720	$3,818	$4,421	$11,974
Total interest income	$186,026	$105,136	$464,102	$281,554
Interest expense
Secured borrowings	$(42,124)	$(14,048)	$(89,894)	$(49,687)
Paycheck Protection Program Liquidity Facility borrowings	(323)	(2,258)	(1,470)	(4,137)
Securitized debt obligations of consolidated VIEs	(52,186)	(19,490)	(110,241)	(60,004)
Guaranteed loan financing	(3,798)	(3,472)	(10,069)	(10,595)
Senior secured note	(4,380)	(3,465)	(13,117)	(10,380)
Convertible note	(2,188)	(2,188)	(6,564)	(6,564)
Corporate debt	(10,496)	(5,215)	(25,984)	(14,945)
Total interest expense	$(115,495)	$(50,136)	$(257,339)	$(156,312)
Net interest income before provision for loan losses	$70,531	$55,000	$206,763	$125,242
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

		September 30, 2022			December 31, 2021
		Notional	Derivative	Derivative	Notional	Derivative	Derivative
(in thousands)	Primary Underlying Risk	Amount	Asset	Liability	Amount	Asset	Liability
IRLCs	Interest rate risk	$303,705	$—	$(4,345)	$348,348	$2,340	$—
Interest Rate Swaps - not designated as hedges	Interest rate risk	539,545	13,963	—	536,548	4,076	—
TBA Agency Securities	Interest rate risk	254,500	9,184	—	346,000	—	(410)
FX forwards	Foreign exchange rate risk	22,717	3,065	—	27,484	606	—
Total		$1,120,467	$26,212	$(4,345)	$1,258,380	$7,022	$(410)

The table below presents gains and losses on derivatives.

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Net Realized	Net Unrealized	Net Realized	Net Unrealized
(in thousands)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Interest rate swaps	$9,278	$13,965	$6,785	$54,540
TBA Agency Securities	—	10,097	—	9,596
IRLCs	—	(6,744)	—	(6,685)
FX forwards	599	2,147	2,825	2,459
Total	$9,877	$19,465	$9,610	$59,910
	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Net Realized	Net Unrealized	Net Realized	Net Unrealized
	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
CDSs	$(286)	$301	$(286)	$322
Interest rate swaps	(1,419)	4,126	(7,198)	12,596
TBA Agency Securities	—	3,351	—	6,356
IRLCs	—	(3,769)	—	(14,003)
FX forwards	634	17	276	1,260
Total	$(1,071)	$4,026	$(7,208)	$6,531

In the table above:

●	Gains (losses) on CDSs, interest rate swaps and FX forwards are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of income.
●	For qualifying hedges of interest rate risk on interest rate swaps, the effective portion relating to the unrealized gain (loss) on derivatives are recorded in AOCI.
●	Gains (losses) on residential mortgage banking activity TBAs and IRLCs are recorded in residential mortgage banking activities in the consolidated statements of income.

The table below summarizes the gains and losses on derivatives which have qualified for hedge accounting.

(in thousands)	Derivatives - effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives- effective portion recorded in OCI	Total change in OCI for period
Interest rate hedges- forecasted transactions:
Three Months Ended September 30, 2022	$(402)	$—	$(402)	$(79)	$323
Three Months Ended September 30, 2021	$(264)	$—	$(264)	$(43)	$221
Nine Months Ended September 30, 2022	$(1,094)	$—	$(1,094)	$(207)	$887
Nine Months Ended September 30, 2021	$(874)	$—	$(874)	$1,449	$2,323

In the table above:

●	Forecasted transactions on interest rates consists of benchmark interest rate hedges of LIBOR-indexed floating-rate liabilities.
●	Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.
●	Amounts recorded in OCI for the period represents after tax amounts.

Note 17. Real estate owned, held for sale

The table below presents details on the real estate owned, held for sale portfolio.

(in thousands)	September 30, 2022	December 31, 2021
Acquired Portfolio:
Mixed Use	$34,947	$1,020
Land	—	6,318
Multi-family	14,752	—
Total Acquired REO	$49,699	$7,338
Other REO held for sale:
Single Family	$24,300	$24,300
Retail	1,853	3,129
Office	7,125	7,384
SBA	—	137
Total Other REO	$33,278	$34,950
Total real estate owned, held for sale	$82,977	$42,288

In the table above, Other REO excludes $1.0 million as of September 30, 2022 of real estate owned, held for sale within consolidated VIEs. No such exclusions were made as of December 31, 2021.

During September 2022, based on updated valuations obtained, the Company recorded a measurement period adjustment of $33.9 million to decrease the value of real estate owned, held for sale in connection with the Mosaic Mergers. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Mosaic Mergers.

Note 18. Agreements and transactions with related parties

Management Agreement

The Company has entered into a management agreement with its Manager (the “Management Agreement”), which describes the services to be provided to the Company by its Manager and compensation for such services. The Company’s Manager is responsible for managing the Company’s day-to-day operations, subject to the direction and oversight of the Company’s board of directors.

Management fee. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee calculated and payable quarterly in arrears equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement) up to $500 million and 1.00% per annum of stockholders’ equity in excess of $500 million. Concurrently with entering into the Anworth Merger Agreement, the Company, the operating partnership and the Manager entered into an Amendment which provides that, upon the closing of the Merger, the Manager’s base management fee was to be reduced by the Temporary Fee Reduction. Other than the Temporary Fee Reduction set forth in the Amendment, the terms of the Management Agreement remain the same. Refer to Note 1 – Organization for a more detailed description of the Management Agreement terms.

The table below presents the management fee payable to the Manager.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Management fee - total	$5.4 million	$2.7 million	$14.1 million	$8.1 million
Management fee - amount unpaid	$5.4 million	$2.7 million	$5.4 million	$2.7 million

Incentive distribution. The Manager is entitled to an incentive distribution in an amount equal to the product of (i) 15% and (ii) the excess of (a) distributable earnings (which is referred to as core earnings in the partnership agreement of the operating partnership) on a rolling four-quarter basis over (b) an amount equal to 8.00% per annum multiplied by the weighted average of the issue price per share of the common stock or OP units multiplied by the weighted average number of shares of common stock outstanding, provided that distributable earnings over the prior twelve calendar quarters is greater than zero. For purposes of determining the incentive distribution payable to the Manager, distributable earnings is defined under the partnership agreement of the operating partnership in a manner that is similar to the definition of Distributable Earnings described below under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” included in this quarterly report on Form 10-Q but with the following additional adjustments which (i) further exclude: (a) the incentive distribution, (b) non-cash equity compensation expense, if any, (c) unrealized gains or losses on SBC loans (not just MBS and MSRs), (d) depreciation and amortization (to the extent we foreclose on any property), and (e) one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the independent directors and (ii) add back any realized gains or losses on the sales of MBS and on discontinued operations which were excluded from the definition of distributable earnings described under "Non-GAAP Financial Measures".

The table below presents the incentive fee payable to the Manager.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Incentive fee distribution - total	$0.9 million	$2.8 million	$0.9 million	$3.1 million
Incentive fee distribution - amount unpaid	$0.9 million	$2.8 million	$0.9 million	$2.8 million

The Management Agreement may be terminated upon the affirmative vote of at least two-thirds of the Company’s independent directors or the holders of a majority of the outstanding common stock (excluding shares held by employees and affiliates of the Manager), based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term. Additionally, upon such a termination by the Company without cause (or upon termination by the Manager due to the Company’s material breach), the management agreement provides that the Company will pay the Manager a termination fee equal to three times the average annual base management fee earned by the Manager during the prior 24 month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination, except upon an internalization. Additionally, if the management agreement is terminated under circumstances in which the Company is obligated to make a termination payment to the Manager, the operating partnership shall repurchase, concurrently with such termination, the Class A special unit for an amount equal to three times the average annual amount of the incentive distribution paid or payable in respect of the Class A special unit during the 24 month period immediately preceding such termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.

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

Expense reimbursement. In addition to the management fees and incentive distribution described above, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company and for certain services provided by the Manager to the Company. Expenses incurred by the Manager and reimbursed by the Company are typically included in salaries and benefits or general and administrative expense in the consolidated statements of income.

The table below presents reimbursable expenses payable to the Manager.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reimbursable expenses payable to Manager - total	$2.4 million	$1.5 million	$8.2 million	$7.0 million
Reimbursable expenses payable to Manager - amount unpaid	$5.6 million	$1.0 million	$5.6 million	$1.0 million

Co-Investment with Manager

On July 15, 2022, the Company closed on a $125.0 million commitment to invest into a parallel vehicle, Waterfall Atlas Fund, LP (the “Fund”), a fund managed by the Manager, in exchange for interests in the Fund. In exchange for the Company’s commitment, the Company is entitled to 15% of any carried interest distributions received by the general partner of the Fund such that over the life of the Fund, the Company receives an internal rate of return of 1.5% over the internal rate of return of the Fund. The Fund will focus on commercial real estate equity through the acquisition of distressed and value-add real estate across property types with local operating partners. As of September 30, 2022, the Company has contributed $36.6 million of cash into the Fund for a remaining commitment of $88.4 million.

Other

During 2021, the Company acquired $6.3 million of interests in unconsolidated joint ventures from a fund which is managed by an affiliate of its Manager.

Note 19. Other assets and other liabilities

The table below presents the composition of other assets and other liabilities.

(in thousands)	September 30, 2022	December 31, 2021
Other assets:
Deferred tax asset	$3,601	$3,601
Deferred loan exit fees	34,746	25,923
Accrued interest	37,147	21,873
Goodwill	37,559	31,470
Due from servicers	22,114	23,729
Right-of-use lease asset	1,863	2,402
Intangible assets	13,622	14,842
Deferred financing costs	2,955	3,840
PPP fee receivable	338	407
Receivable from third party	41,742	29,298
Receivable from related parties	318	—
Other assets	17,025	14,713
Other assets	$213,030	$172,098
Accounts payable and other accrued liabilities:
Deferred tax liability	$11,986	$11,986
Accrued salaries, wages and commissions	35,248	42,715
Accrued interest payable	37,670	22,278
Servicing principal and interest payable	10,108	19,100
Repair and denial reserve	12,461	19,725
Payable to related parties	6,469	5,232
Accrued professional fees	884	4,324
Lease payable	2,003	3,002
Deferred LSP revenue	151	286
Accrued PPP related costs	4,294	12,460
Other liabilities	49,878	42,303
Total accounts payable and other accrued liabilities	$171,152	$183,411

Goodwill

The table below presents the carrying value of goodwill by reportable segment.

(in thousands)	September 30, 2022	December 31, 2021
SBC Lending and Acquisitions	$26,353	$20,264
Small Business Lending	11,206	11,206
Total	$37,559	$31,470

During September 2022, the Company recorded a measurement period adjustment based on the updated valuations obtained by decreasing net assets acquired by $62.7 million and decreasing the fair value of the CERs issued by $59.3 million, with the remainder of the offset recorded as a $3.4 million increase to goodwill. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Mosaic Mergers.

Intangible assets

The table below presents information on intangible assets.

(in thousands)	September 30, 2022	December 31, 2021	Estimated Useful Life
Customer Relationships - Red Stone	$6,383	$6,651	19 years
Internally developed software - Knight Capital	1,953	2,428	6 years
Trade name - Red Stone	2,500	2,500	Indefinite life
SBA license	1,000	1,000	Indefinite life
Broker network - Knight Capital	422	622	4.5 years
Favorable lease	550	640	12 years
Trade name - Knight Capital	452	562	6 years
Trade name - GMFS	362	439	15 years
Total intangible assets	$13,622	$14,842

The amortization expense related to intangible assets was $0.4 million and $1.2 million for the three and nine months ended September 30, 2022 and $0.4 million and $1.0 million for the three and nine months ended September 30, 2021. Such amounts are recorded as other operating expenses in the consolidated statements of income.

The table below presents accumulated amortization for finite-lived intangible assets.

(in thousands)	September 30, 2022
Internally developed software - Knight Capital	$1,847
Favorable lease	930
Trade name - GMFS	860
Broker network - Knight Capital	778
Trade name - Knight Capital	428
Customer Relationship - Red Stone	418
Total accumulated amortization	$5,261

The table below presents amortization expense related to finite-lived intangible assets for the subsequent five years.

(in thousands)	September 30, 2022
2022	$406
2023	1,599
2024	1,390
2025	1,144
2026	477
Thereafter	5,106
Total	$10,122

Loan indemnification reserve

A liability has been established for potential losses related to representations and warranties made by GMFS for loans sold with a corresponding provision recorded for loan indemnification losses. The liability is included in accounts payable and other accrued liabilities in the Company's consolidated balance sheets and the provision for loan indemnification losses is included in variable expenses on residential mortgage banking activities, in the Company's consolidated statements of income. In assessing the adequacy of the liability, management evaluates various factors including historical repurchases and indemnifications, historical loss experience, known delinquent and other problem loans, outstanding repurchase demand, historical rescission rates and economic trends and conditions in the industry. Actual losses incurred are reflected as a reduction of the reserve liability. As of September 30, 2022 and December 31, 2021, the loan indemnification reserve was $3.2 million and $4.0 million, respectively.

Due to the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. As of September 30, 2022 and December 31, 2021, the reasonably possible loss above the recorded loan indemnification reserve was not material.

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

The Company has participated in the PPP as both direct lender and service provider. Under the CARES Act, the Company originated $109.5 million of PPP loans and was a Lender Service Provider (“LSP”) for $2.5 billion of PPP loans. For the Company’s originations as direct lender, it elected the fair value option and thus, classified the loans as held at fair value on the consolidated balance sheets. Fees totaling $5.2 million were recognized in the period of origination. For loans processed under the LSP, the Company was obligated to perform certain services including: 1) assistance and services to the third-party in the underwriting, marketing, processing and funding of loans, 2) processing forgiveness of the loans with the SBA and 3) servicing and management of subsequently resulting PPP loan portfolios. Such loans are not carried on the consolidated balance sheet and fees totaling $43.3 million were recognized as services were performed. Unrecognized fees as of September 30, 2022 were $0.2 million. Expenses related to PPP loans under the CARES Act are recognized in the period in which they are incurred.

The table below presents details about the Company’s assets and liabilities related to its PPP activities.

(in thousands)	September 30, 2022	December 31, 2021
Assets
Paycheck Protection Program loans	$275,162	$867,109
Paycheck Protection Program loans, at fair value	599	3,243
PPP fee receivable	338	407
Accrued interest receivable	2,328	7,025
Total PPP related assets	$278,427	$877,784
Liabilities
Paycheck Protection Program Liquidity Facility borrowings	$305,797	$941,505
Interest payable	1,532	2,358
Deferred LSP revenue	151	286
Accrued PPP related costs	4,294	12,460
Payable to third parties	360	2,091
Repair and denial reserve	5,855	12,844
Total PPP related liabilities	$317,989	$971,544

In the table above,

●	Originations of PPP loans under the Economic Aid Act were $2.2 billion. These loans are classified as held-for-investment and are accounted for under ASC 310-10, Receivables.
●	Total net fees of $123.7 million are deferred over the expected life of the loans and will be recognized as interest income.
●	As of September 30, 2022, PPPLF borrowings exceed PPP loans on the balance sheet due to net fees of $13.9 million. In addition, PPP loans are forgiven before the related PPPLF borrowings are repaid. These proceeds are unrestricted and held in cash and cash equivalents on the consolidated balance sheet.

The table below presents details about the Company’s income and expenses related to its pre-tax PPP activities.

	Three Months Ended September 30,		Nine Months Ended September 30,		Financial statement account
(in thousands)	2022	2021	2022	2021
Income
LSP fee income	$26	$417	$5,336	$10,275	Servicing income
Interest income	14,000	18,680	50,140	51,927	Interest income
Repair and denial reserve	2,153	(196)	6,553	(5,585)	Other income - change in repair and denial reserve
Total PPP related income	$16,179	$18,901	$62,029	$56,617
Expense
Direct operating expenses	$93	$(25)	$434	$8,193	Other operating expenses - origination costs
Interest expense	323	1,196	1,470	13,818	Interest expense
Total PPP related expenses (direct)	$416	$1,171	$1,904	$22,011
Net PPP related income	$15,763	$17,730	$60,125	$34,606

Other income and expenses

The table below presents the composition of other income and operating expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Other income:
Origination income	$3,660	$2,794	$8,039	$6,297
Change in repair and denial reserve	1,864	45	5,362	(6,108)
Employee retention credit consulting income	6,958	—	7,261	—
Other	3,668	2,835	10,323	5,368
Total other income	$16,150	$5,674	$30,985	$5,557
Other operating expenses:
Origination costs	$3,288	$4,041	$10,390	$20,069
Technology expense	2,619	2,058	7,035	5,968
Impairment on real estate	—	184	2,667	1,462
Rent and property tax expense	1,764	1,538	4,423	4,967
Recruiting, training and travel expense	395	297	1,221	1,126
Marketing expense	575	1,121	1,499	2,306
Loan acquisition costs	(36)	115	182	449
Financing costs on purchased future receivables	40	31	102	87
Other	6,751	3,541	14,902	9,166
Total other operating expenses	$15,396	$12,926	$42,421	$45,600

Note 21. Redeemable Preferred Stock and Stockholders’ Equity

Common stock dividends

The table below presents dividends declared by the board of directors on common stock during the last twelve months.

Declaration Date	Record Date	Payment Date	Dividend per Share
September 15, 2021	September 30, 2021	October 29, 2021	$0.42
December 14, 2021	December 31, 2021	January 31, 2022	$0.42
March 15, 2022	March 31, 2022	April 29, 2022	$0.42
June 15, 2022	June 30, 2022	July 29, 2022	$0.42
September 15, 2022	September 30, 2022	October 31, 2022	$0.42

Stock incentive plan

The Company currently maintains the Equity Incentive Plan which authorizes the Compensation Committee to approve grants of equity-based awards to its officers, directors, and employees of the Manager and its affiliates. The Equity Incentive Plan provides for grants of equity-based awards up to an aggregate of 5% of the shares of the Company’s common stock issued and outstanding from time to time on a fully diluted basis.

The Company’s current policy for issuing shares upon settlement of stock-based incentive awards is to issue new shares. The fair value of the RSUs and RSAs granted, which is determined based upon the stock price on the grant date, is recorded as compensation expense on a straight-line basis over the vesting periods for the awards, with an offsetting increase in stockholders’ equity.

The table below summarizes RSU and RSA activity.

	Restricted Stock Awards
(in thousands, except share data)	Number of Shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, December 31, 2021	888,777	$13,517	$15.21
Granted	349,824	4,964	14.19
Vested	(252,259)	(3,791)	15.03
Forfeited	(2,064)	(26)	12.82
Outstanding, March 31, 2022	984,278	$14,664	$14.90
Granted	18,192	264	14.52
Vested	(17,516)	(257)	14.66
Forfeited	(2,326)	(33)	14.19
Outstanding, June 30, 2022	982,628	$14,638	$14.90
Granted	4,154	55	13.24
Vested	(11,596)	(167)	14.36
Forfeited	(3,266)	(46)	14.14
Outstanding, September 30, 2022	971,920	$14,480	$14.90

The Company recognized $2.0 million and $6.2 million for the three and nine months ended September 30, 2022, respectively and $1.8 million and $5.2 million for the three and nine months ended September 30, 2021, respectively, of non-cash compensation expense related to its stock-based incentive plan in the consolidated statements of income.

As of September 30, 2022 and December 31, 2021, approximately $14.5 million and $13.5 million, respectively, of non-cash compensation expense related to unvested awards had not yet been charged to net income. These costs are expected to be amortized into compensation expense ratably over the course of the remaining vesting periods.

Performance-based equity awards

2022 performance-based equity awards. In February 2022, the Company granted, to certain key employees 84,566 shares of performance-based equity awards which are allocated 50% to awards that vest based on return metrics and relative total shareholder return (“TSR”) for the three-year forward-looking period ending December 31, 2024 and 50% to awards that vest based on TSR for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the return metrics and relative TSR achieved during the vesting period, the actual number of shares that the key employees receive at the end of the period may range from 0% to 300% of the target shares granted. The fair value of the performance-based equity awards granted is recorded as compensation expense and will cliff vest at the end of a three year vesting period, with an offsetting increase in stockholders’ equity.

2021 performance-based equity awards. In February 2021, the Company granted, to certain key employees, 43,327 shares of performance-based equity awards which are allocated 50% to awards that vest based on absolute TSR for the three-year forward-looking period ending December 31, 2023 and 50% to awards that vest based on TSR for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the absolute and relative TSR achieved during the vesting period, the actual number of shares that the key employees receive at the end of the period may range from 0% to 300% of the target shares granted. The fair value of the performance-based equity awards granted is recorded as compensation expense and will cliff vest at the end of a three year vesting period, with an offsetting increase in stockholders’ equity.

Preferred Stock

In the event of a liquidation or dissolution of the Company, any outstanding preferred stock ranks senior to the outstanding common stock with respect to payment of dividends and the distribution of assets.

We classify Series C Cumulative Convertible Preferred Stock, or Series C Preferred Stock, on the balance sheets using the guidance in ASC 480‑10‑S99. The Series C Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur, such as a change in control. As of September 30, 2022, the conversion rate was 1.2018 shares of common stock per $25 principal amount of the Series C Preferred Stock, which is equivalent to a conversion price of approximately $20.80 per share of common stock. As redemption under these circumstances is not solely within the Company’s control, the Series C Preferred Stock has been classified as temporary equity. The Company has analyzed whether the conversion features should be bifurcated under the guidance in ASC 815‑10 and has determined that bifurcation is not necessary.

The table below presents details on preferred equity by series.

			Preferential Cash Dividends			Carrying Value (in thousands)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference	Rate per Annum	Annual Dividend (per share)	September 30, 2022
C	335	0.0001	$25.00	6.25%	$1.56	$8,361
E	4,600	0.0001	$25.00	6.50%	$1.63	$111,378

In the table above,

●	Shareholders are entitled to receive dividends, when and as authorized by the Company's Board, out of funds legally available for the payment of dividends. Dividends for Series C Preferred Stock are payable quarterly on the 15th day of January, April, July and October of each year or if not a business day, the next succeeding business day. Dividends for Series E preferred stock are payable quarterly on or about the last day of each January, April, July and October of each year. Any dividend payable on the preferred stock for any partial dividend period will be computed on the basis of a 360- day year consisting of twelve 30-day months. Dividends will be payable in arrears to holders of record as they appear on the Company’s records at the close of business on the last day of each of March, June, September and December, as the case may be, immediately preceding the applicable dividend payment date.

●	The Company declared dividends of $0.1 million and $1.9 million of its Series C Preferred Stock and Series E Preferred Stock during the three months ended September 30, 2022. The dividends were paid on October 14, 2022 for Series C Preferred Stock and on October 31, 2022 for Series E Preferred Stock to the holders of record as of the close of business on September 30, 2022.

●	The Company may, at its option, redeem the Series E Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. Series E Preferred Stock is not redeemable prior to June 10, 2026, except under certain conditions.

Equity ATM Program

On July 9, 2021, the Company entered into an Equity Distribution Agreement, as amended on March 8, 2022, (the “Equity Distribution Agreement”) with JMP Securities LLC, (the “Sales Agent”), pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $150 million, through the Sales Agent either as agent or principal (the “Equity ATM Program”). During the nine months ended September 30, 2022, the Company sold 1.1 million shares of common stock at an average price of $15.82 per share through the Equity ATM Program, for net proceeds of $17.2 million, after deducting offering related expenses paid of $0.3 million. The Company made no such sales through the Equity ATM Program during the three months ended September 30, 2022. As of September 30, 2022, shares representing approximately $78.4 million remain available for sale under the Equity ATM Program.

Other

On January 14, 2022, the Company completed a public offering of 7 million shares of common stock, par value $0.0001 per share, at a price of $15.30 per share. The Company received aggregate net proceeds of approximately $106.6 million, after deducting offering expenses.

Note 22. Earnings per Share of Common Stock

The table below provides information on the basic and diluted EPS computations, including the number of shares of common stock used for purposes of these computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share and per share amounts)	2022	2021	2022	2021
Basic Earnings
Net income	$66,253	$46,535	$189,481	$106,386
Less: Income attributable to non-controlling interest	3,023	756	6,672	1,859
Less: Income attributable to participating shares	2,407	2,444	7,231	6,717
Basic earnings	$60,823	$43,335	$175,578	$97,810

Diluted Earnings
Net income	$66,253	$46,535	$189,481	$106,386
Less: Income attributable to non-controlling interest	3,023	756	6,672	1,859
Less: Income attributable to participating shares	2,407	2,444	7,231	6,717
Add: Expenses attributable to dilutive instruments	2,319	—	6,957	—
Diluted earnings	$63,142	$43,335	$182,535	$97,810

Number of Shares
Basic — Average shares outstanding	114,371,160	71,618,168	105,576,826	66,606,749
Effect of dilutive securities — Unvested participating shares	11,295,449	169,060	11,288,944	162,169
Diluted — Average shares outstanding	125,666,609	71,787,228	116,865,770	66,768,918

EPS Attributable to RC Common Stockholders:
Basic	$0.53	$0.61	$1.66	$1.47
Diluted	$0.50	$0.60	$1.56	$1.46

In the table above, participating unvested RSUs were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

The Company adopted ASU 2020-06, Debt – Debt with Conversion and other Options and Derivatives and Hedging-Contracts in Entity’s Own Equity, which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance eliminates the treasury stock method to calculate diluted EPS for convertible instruments and requires the use of the if-converted method.

Certain investors own OP units in the operating partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the operating partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company's equity is increased. As of September 30, 2022 and December 31, 2021, the non-controlling interest OP unit holders owned 1,632,924 and 293,003 OP units, respectively.

Note 23. Offsetting assets and liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default, including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of September 30, 2022 and December 31, 2021, the Company was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.

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

In accordance with ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, the Company is required to disclose the impact of offsetting of assets and liabilities represented in the consolidated balance sheets to enable users of the consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c) the Company intends to offset, and (d) the Company’s right of offset is enforceable at law. As of September 30, 2022 and December 31, 2021, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the consolidated balances sheets.

The table below presents the gross fair value of derivative contracts by product type and secured borrowings, the amount of netting reflected in the consolidated balance sheets, as well as the amount not offset in the consolidated balance sheets as they do not meet the enforceable credit support criteria for netting under U.S. GAAP.

				Gross amounts not offset in the Consolidated Balance Sheets(1)
(in thousands)	Gross amounts of Assets / Liabilities	Gross amounts offset	Balance in Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received / Paid	Net Amount
September 30, 2022
Assets
FX forwards	$3,065	$—	$3,065	$—	$—	$3,065
TBA Agency Securities	9,226	42	9,184	—	—	9,184
Interest rate swaps	56,787	42,824	13,963	—	—	13,963
Total	$69,078	$42,866	$26,212	$—	$—	$26,212
Liabilities
IRLCs	$4,345	$—	$4,345	$—	$—	$4,345
TBA Agency Securities	42	42	—	—	—	—
Secured borrowings	3,348,249	—	3,348,249	3,348,249	—	—
Paycheck Protection Program Liquidity Facility	305,797	—	305,797	275,761	—	30,036
Total	$3,658,433	$42	$3,658,391	$3,624,010	$—	$34,381
December 31, 2021
Assets
IRLCs	$2,340	$—	$2,340	$—	$—	$2,340
FX forwards	606	—	606	—	—	606
TBA Agency Securities	128	128	—	—	—	—
Interest rate swaps	6,076	2,000	4,076	—	—	4,076
Total	$9,150	$2,128	$7,022	$—	$—	$7,022
Liabilities
Interest rate swaps	$3,830	$3,830	$—	$—	$—	$—
TBA Agency Securities	538	128	410	—	—	410
Secured borrowings	2,517,600	—	2,517,600	2,517,600	—	—
Paycheck Protection Program Liquidity Facility	941,505	—	941,505	870,349	—	71,156
Total	$3,463,473	$3,958	$3,459,515	$3,387,949	$—	$71,566
(1)	Amounts presented in these columns are limited in total to the net amount of assets or liabilities presented in the prior column by instrument. In certain cases, there is excess cash collateral or financial assets we have pledged to a counterparty that exceed the financial liabilities subject to a master netting repurchase arrangement or similar agreement. Additionally, in certain cases, counterparties may have pledged excess cash collateral to us that exceeds our corresponding financial assets. In each case, any of these excess amounts are excluded from the table although they are separately reported in our consolidated balance sheets as assets or liabilities, respectively.

Note 24. Financial instruments with off-balance sheet risk, credit risk, and certain other risks

In the normal course of business, the Company enters into transactions in various financial instruments that expose us to various types of risk, both on and off-balance sheet. Such risks are associated with financial instruments and markets in which the Company invests. These financial instruments expose us to varying degrees of market risk, credit risk, interest rate risk, liquidity risk, off-balance sheet risk and prepayment risk.

Market Risk — Market risk is the potential adverse changes in the values of the financial instrument due to unfavorable changes in the level or volatility of interest rates, foreign currency exchange rates, or market values of the underlying financial instruments. The Company attempts to mitigate its exposure to market risk by entering into offsetting transactions, which may include purchase or sale of interest-bearing securities and equity securities.

Credit Risk — The Company is subject to credit risk in connection with its investments in SBC loans and SBC MBS and other target assets we may acquire in the future. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. The Company believes that loan credit quality is primarily determined by the borrowers' credit profiles and loan characteristics and seeks to mitigate this risk by seeking to acquire assets at appropriate prices given anticipated and unanticipated losses and by deploying a value−driven approach to underwriting and diligence, consistent with our historical investment strategy, with a focus on projected cash flows and potential risks to cash flow. The Company further mitigates its risk of potential losses while managing and servicing loans by performing various workout and loss mitigation strategies with delinquent borrowers. Nevertheless, unanticipated credit losses could occur, which could adversely impact operating results.

The Company is also subject to credit risk with respect to the counterparties to derivative contracts. If a counterparty becomes bankrupt or otherwise fails to perform its obligation under a derivative contract due to financial difficulties, the Company may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy, or other analogous proceeding. In the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair market value. If the Company is owed this fair market value in the termination of the derivative transaction and its claim is unsecured, it will be treated as a general creditor of such counterparty and will not have any claim with respect to the underlying security. The Company may obtain only a limited recovery or may obtain no recovery in such circumstances. In addition, the business failure of a counterparty with whom it enters a hedging transaction will most likely result in its default, which may result in the loss of potential future value and the loss of our hedge and force the Company to cover its commitments, if any, at the then current market price.

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

The Company is exposed to changing interest rates and market conditions, which affects cash flows associated with borrowings. The Company enters into derivative instruments, such as interest rate swaps and CDS, to mitigate these risks. Interest rate swaps are used to mitigate the exposure to changes in interest rates and involve the receipt of variable-rate interest amounts from a counterparty in exchange for making payments based on a fixed interest rate over the life of the swap contract. CDSs are executed in order to mitigate the risk of deterioration in the current credit health of the commercial mortgage market.

Certain subsidiaries have entered into OTC interest rate swap agreements to hedge risks associated with movements in interest rates. Because certain interest rate swaps were not cleared through a central counterparty, the Company remains exposed to the counterparty's ability to perform its obligations under each such swap and cannot look to the creditworthiness of a central counterparty for performance. As a result, if an OTC swap counterparty cannot perform under the terms of an interest rate swap, the Company’s subsidiary would not receive payments due under that agreement, the Company may lose any unrealized gain associated with the interest rate swap and the hedged liability would cease to be hedged by the interest rate swap. While the Company would seek to terminate the relevant OTC swap transaction and may have a claim against the defaulting counterparty for any losses, including unrealized gains, there is no assurance that the Company would be able to recover such amounts or to replace the relevant swap on economically viable terms or at all. In such case, the Company could be forced to cover its unhedged liabilities at the then current market price. The Company may also be at risk for any pledged collateral to secure its obligations under the OTC interest rate swap if the counterparty becomes insolvent or files for bankruptcy. Therefore, upon a default by an interest rate swap agreement counterparty, the interest rate swap would no longer mitigate the impact of changes in interest rates as intended.

Liquidity Risk — Liquidity risk arises from investments and the general financing of the Company’s investing activities. It includes the risk of not being able to fund acquisition and origination activities at settlement dates and/or liquidate positions in a timely manner at reasonable prices, in addition to potential increases in collateral requirements during times of heightened market volatility. If the Company was forced to dispose of an illiquid investment at an inopportune time, it might be forced to do so at a substantial discount to the market value, resulting in a realized loss. The Company attempts to mitigate its liquidity risk by regularly monitoring the liquidity of its investments in SBC loans, MBS and other financial instruments. Factors such as expected exit strategy for, the bid to offer spread of, and the number of broker dealers making an active market in a particular strategy and the availability of long-term funding, are considered in analyzing liquidity risk. To reduce any perceived disparity between the liquidity and the terms of the debt instruments in which the Company invests, it attempts to minimize its reliance on short-term financing arrangements. While the Company may finance certain investments in security positions using traditional margin arrangements and reverse repurchase agreements, other financial instruments such as collateralized debt obligations, and other longer term financing vehicles may be utilized to provide it with sources of long-term financing.

Off-Balance Sheet Risk —The Company has undrawn commitments on outstanding loans which are disclosed in Note 25.

Interest Rate — Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control.

The Company’s operating results will depend, in part, on differences between the income from its investments and financing costs. Generally, debt financing is based on a floating rate of interest calculated on a fixed spread over the relevant index, subject to a floor, as determined by the particular financing arrangement. In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations and prospects. Furthermore, such defaults could have an adverse effect on the spread between the Company’s interest-earning assets and interest-bearing liabilities.

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

Prepayment Risk — As the Company receives prepayments of principal on its assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest income earned on the assets.

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

Unfunded Loan Commitments

The table below presents unfunded loan commitments for SBC loans.

(in thousands)	September 30, 2022	December 31, 2021
Loans, net	$714,203	$455,119
Loans, held for sale at fair value	$23,870	$24,150
Investments held to maturity	$1,479	$—

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

The table below presents commitments to originate residential agency loans.

(in thousands)	September 30, 2022	December 31, 2021
Commitments to originate residential agency loans	$188,001	$346,660

Note 26. Income Taxes

The Company is a REIT pursuant to Internal Revenue Code Section 856. Qualification as a REIT depends on the Company’s ability to meet various requirements imposed by the Internal Revenue Code, which relate to its organizational structure, diversity of stock ownership and certain requirements with regard to the nature of its assets and the sources of its income. As a REIT, the Company generally must distribute annually dividends equal to at least 90% of its net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to earnings that are distributed. To the extent the Company satisfies this distribution requirement but distribute less than 100% of its net taxable income, it will be subject to U.S. federal income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount paid to stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if the Company qualifies as a REIT, it may be subject to certain U.S. federal income and excise taxes and state and local taxes on its income and assets. If the Company fails to maintain its qualification as a REIT for any taxable year, it may be subject to material penalties as well as federal, state and local income tax on its taxable income at regular corporate rates and it would not be able to qualify as a REIT for the subsequent four taxable years. As of September 30, 2022 and December 31, 2021, the Company was in compliance with all REIT requirements.

Certain subsidiaries have elected to be treated as taxable REIT subsidiaries (“TRSs”). TRSs permit the Company to participate in certain activities that would not be qualifying income if earned directly by the parent REIT, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Internal Revenue Code and are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code. To the extent these criteria are met, the Company will continue to maintain our qualification as a REIT. The Company’s TRSs engage in various real estate - related operations, including originating and securitizing commercial and residential mortgage loans, and investments in real property. Such TRSs are not consolidated for federal income tax purposes but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred income taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs.

The income tax provision was $4.8 million and $32.9 million for the three and nine months ended September 30, 2022 and $6.5 million and $22.2 million for the three and nine months ended September 30, 2021. The income tax provision primarily relates to activities of the Company’s TRSs.

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

Small Business Lending

The Company acquires, originates and services loans guaranteed by the SBA under the SBA Section 7(a) Program. This segment also reflects the impact of SBA securitization activities. The Company also acquires purchased future receivables through its Knight Capital platform.

Residential mortgage banking

The Company originates residential mortgage loans eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, USDA and VA through retail, correspondent and broker channels.

Corporate- Other

Corporate - Other consists primarily of unallocated activities including interest expense relating to senior secured and convertible notes, allocated employee compensation from the Manager, management and incentive fees paid to the Manager and other general corporate overhead expenses.

Prior to the fourth quarter of 2021, the Company reported its activities in the following four business segments: Acquisitions, SBC Originations, Small Business Lending and Residential Mortgage Banking. The Chief Executive Officer, as the CODM, realigned the business segments to incorporate results from the Acquisitions segment in the SBC Lending and Acquisitions segment. The Company believes this to be more closely aligned with the activities for and projections of its business models. The Company has recasted prior period amounts and segment information to conform to this presentation.

Results of business segments and all other. The tables below present reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other.

	Three Months Ended September 30, 2022
		Small	Residential
	SBC Lending	Business	Mortgage	Corporate-
(in thousands)	and Acquisitions	Lending	Banking	Other	Consolidated
Interest income	$159,307	$24,605	$2,114	$—	$186,026
Interest expense	(105,560)	(7,097)	(2,479)	(359)	(115,495)
Net interest income before provision for loan losses	$53,747	$17,508	$(365)	$(359)	$70,531
Provision for loan losses	(3,231)	(200)	—	—	(3,431)
Net interest income after provision for loan losses	$50,516	$17,308	$(365)	$(359)	$67,100
Non-interest income
Residential mortgage banking activities	$—	$—	$12,053	$—	$12,053
Net realized gain on financial instruments and real estate owned	13,060	8,057	—	—	21,117
Net unrealized gain (loss) on financial instruments	322	(509)	16,647	—	16,460
Servicing income, net	1,191	1,991	9,007	—	12,189
Income on purchased future receivables, net	—	1,162	—	—	1,162
Loss on unconsolidated joint ventures	(603)	—	—	—	(603)
Other income	5,476	10,641	15	18	16,150
Total non-interest income	$19,446	$21,342	$37,722	$18	$78,528
Non-interest expense
Employee compensation and benefits	$(6,603)	$(12,329)	$(5,274)	$(1,735)	$(25,941)
Allocated employee compensation and benefits from related party	(175)	—	—	(1,570)	(1,745)
Variable expenses on residential mortgage banking activities	—	—	(9,061)	—	(9,061)
Professional fees	(1,630)	(1,426)	(138)	(671)	(3,865)
Management fees – related party	—	—	—	(5,410)	(5,410)
Incentive fees – related party	—	—	—	(949)	(949)
Loan servicing expense	(8,226)	(103)	(2,368)	—	(10,697)
Transaction related expenses	—	—	—	(1,535)	(1,535)
Other operating expenses	(6,208)	(5,482)	(2,034)	(1,672)	(15,396)
Total non-interest expense	$(22,842)	$(19,340)	$(18,875)	$(13,542)	$(74,599)
Income (loss) before provision for income taxes	$47,120	$19,310	$18,482	$(13,883)	$71,029
Total assets	$10,268,015	$930,577	$459,058	$200,561	$11,858,211

	Nine Months Ended September 30, 2022
		Small	Residential
	SBC Lending	Business	Mortgage	Corporate-
(in thousands)	and Acquisitions	Lending	Banking	Other	Consolidated
Interest income	$378,077	$79,866	$6,159	$—	$464,102
Interest expense	(231,338)	(18,703)	(6,663)	(635)	(257,339)
Net interest income before recovery of (provision for) loan losses	$146,739	$61,163	$(504)	$(635)	$206,763
Recovery of (provision for) loan losses	1,108	(1,691)	—	—	(583)
Net interest income after recovery of (provision for) loan losses	$147,847	$59,472	$(504)	$(635)	$206,180
Non-interest income
Residential mortgage banking activities	$—	$—	$23,424	$—	$23,424
Net realized gain on financial instruments and real estate owned	25,976	24,262	—	—	50,238
Net unrealized gain (loss) on financial instruments	10,234	(942)	49,230	—	58,522
Servicing income, net	3,542	8,042	25,698	—	37,282
Income on purchased future receivables, net	—	5,490	—	—	5,490
Income on unconsolidated joint ventures	11,160	—	—	—	11,160
Other income	14,828	15,462	60	635	30,985
Total non-interest income	$65,740	$52,314	$98,412	$635	$217,101
Non-interest expense
Employee compensation and benefits	$(24,666)	$(32,064)	$(19,714)	$(3,554)	$(79,998)
Allocated employee compensation and benefits from related party	(655)	—	—	(5,894)	(6,549)
Variable expenses on residential mortgage banking activities	—	—	(5,508)	—	(5,508)
Professional fees	(5,128)	(4,513)	(619)	(2,582)	(12,842)
Management fees – related party	—	—	—	(14,071)	(14,071)
Incentive fees – related party	—	—	—	(949)	(949)
Loan servicing expense	(22,013)	(531)	(7,369)	—	(29,913)
Transaction related expenses	—	—	—	(8,606)	(8,606)
Other operating expenses	(18,041)	(13,583)	(6,233)	(4,564)	(42,421)
Total non-interest expense	$(70,503)	$(50,691)	$(39,443)	$(40,220)	$(200,857)
Income (loss) before provision for income taxes	$143,084	$61,095	$58,465	$(40,220)	$222,424
Total assets	$10,268,015	$930,577	$459,058	$200,561	$11,858,211

	Three Months Ended September 30, 2021
		Small	Residential
	SBC Lending	Business	Mortgage	Corporate-
(in thousands)	and Acquisitions	Lending	Banking	Other	Consolidated
Interest income	$74,184	$28,739	$2,213	$—	$105,136
Interest expense	(41,251)	(6,511)	(2,374)	—	(50,136)
Net interest income before provision for loan losses	$32,933	$22,228	$(161)	$—	$55,000
Provision for loan losses	(1,557)	(22)	—	—	(1,579)
Net interest income after provision for loan losses	$31,376	$22,206	$(161)	$—	$53,421
Non-interest income
Residential mortgage banking activities	$—	$—	$37,270	$—	$37,270
Net realized gain on financial instruments and real estate owned	8,891	14,319	—	—	23,210
Net unrealized gain on financial instruments	5,467	74	147	—	5,688
Servicing income, net	998	1,497	7,748	—	10,243
Income on purchased future receivables, net	—	2,838	—	—	2,838
Income on unconsolidated joint ventures	3,548	—	—	—	3,548
Other income	3,945	1,696	31	2	5,674
Total non-interest income	$22,849	$20,424	$45,196	$2	$88,471
Non-interest expense
Employee compensation and benefits	$(7,034)	$(10,716)	$(5,399)	$(1,388)	$(24,537)
Allocated employee compensation and benefits from related party	(383)	—	—	(3,421)	(3,804)
Variable expenses on residential mortgage banking activities	—	—	(24,380)	—	(24,380)
Professional fees	(1,193)	(582)	(1,534)	(3,591)	(6,900)
Management fees – related party	—	—	—	(2,742)	(2,742)
Incentive fees – related party	—	—	—	(2,775)	(2,775)
Loan servicing expense	(4,334)	(426)	(3,364)	—	(8,124)
Transaction related expenses	—	—	—	(2,629)	(2,629)
Other operating expenses	(5,077)	(4,139)	(1,908)	(1,802)	(12,926)
Total non-interest expense	$(18,021)	$(15,863)	$(36,585)	$(18,348)	$(88,817)
Income (loss) before provision for income taxes	$36,204	$26,767	$8,450	$(18,346)	$53,075
Total assets	$5,796,326	$2,462,862	$570,236	$434,974	$9,264,398

	Nine Months Ended September 30, 2021
		Small	Residential
	SBC Lending	Business	Mortgage	Corporate-
(in thousands)	and Acquisitions	Lending	Banking	Other	Consolidated
Interest income	$194,959	$80,304	$6,291	$—	$281,554
Interest expense	(117,608)	(29,698)	(6,997)	(2,009)	(156,312)
Net interest income before provision for loan losses	$77,351	$50,606	$(706)	$(2,009)	$125,242
Provision for loan losses	(6,627)	(461)	—	—	(7,088)
Net interest income after provision for loan losses	$70,724	$50,145	$(706)	$(2,009)	$118,154
Non-interest income
Residential mortgage banking activities	$—	$—	$115,369	$—	$115,369
Net realized gain on financial instruments and real estate owned	15,457	33,782	—	—	49,239
Net unrealized gain on financial instruments	17,437	3,055	10,804	—	31,296
Servicing income, net	2,520	12,966	22,320	—	37,806
Income on purchased future receivables, net	—	7,934	—	—	7,934
Income on unconsolidated joint ventures	6,100	—	—	—	6,100
Other income (loss)	8,842	(3,454)	84	85	5,557
Total non-interest income	$50,356	$54,283	$148,577	$85	$253,301
Non-interest expense
Employee compensation and benefits	$(13,580)	$(26,097)	$(29,114)	$(2,793)	$(71,584)
Allocated employee compensation and benefits from related party	(926)	—	—	(8,300)	(9,226)
Variable expenses on residential mortgage banking activities	—	—	(61,286)	—	(61,286)
Professional fees	(3,031)	(1,930)	(1,929)	(5,864)	(12,754)
Management fees – related party	—	—	—	(8,061)	(8,061)
Incentive fees – related party	—	—	—	(3,061)	(3,061)
Loan servicing expense	(12,797)	(468)	(7,814)	—	(21,079)
Transaction related expenses	—	—	—	(10,202)	(10,202)
Other operating expenses	(16,676)	(19,209)	(6,325)	(3,390)	(45,600)
Total non-interest expense	$(47,010)	$(47,704)	$(106,468)	$(41,671)	$(242,853)
Income (loss) before provision for income taxes	$74,070	$56,724	$41,403	$(43,595)	$128,602
Total assets	$5,796,326	$2,462,862	$570,236	$434,974	$9,264,398

Note 28. Subsequent events

During October 2022, the Company acquired approximately 3.6 million shares of the Company’s common stock, par value $0.0001 per share, at an average price of $10.34 through the Company’s share repurchase program.

On October 19, 2022 the Company completed the securitization of $860.1 million of floating rate SBC loans and sold $656.9 million of senior bonds with a weighted average cost of debt of SOFR + 3.0%.

Item 1A. Forward-Looking Statements

Except where the context suggests otherwise, the terms “Company,” “we,” “us” and “our” refer to Ready Capital Corporation and its subsidiaries. We make forward-looking statements in this quarterly report on Form 10-Q within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Forward-looking statements contained in this quarterly report reflect our current views about future events and are inherently subject to substantial risks and uncertainties, many of which are difficult to predict and beyond our control, that may cause our actual results to materially differ. These forward-looking statements include information about possible or assumed future results of our operations, financial condition, liquidity, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or other comparable terminology, we intend to identify forward-looking statements, although not all forward-looking statements may contain such words. Statements regarding the following subjects, among others, may be forward-looking, and the occurrence of events impacting these subjects, or otherwise impacting our business, may cause our financial condition, liquidity and consolidated results of operations to vary materially from those expressed in, or implied by, any such forward-looking statements:

●	the severity and duration of the novel coronavirus (“COVID-19”) pandemic and its impact on our business and operations, financial condition, results of operations, liquidity and capital resources;

●	the impact of the COVID-19 pandemic on our borrowers, the real estate industry and global markets;

●	our investment objectives and business strategy;

●	our ability to borrow funds or otherwise raise capital on favorable terms;

●	our expected leverage;

●	our expected investments;

●	estimates or statements relating to, and our ability to make, future distributions;

●	projected capital and operating expenditures;

●	availability of qualified personnel;

●	prepayment rates;

●	projected default rates;

●	increased rates of default and/or decreased recovery rates on our investments;

●	changes in interest rates, interest rate spreads, the yield curve or prepayment rates;

●	the impact of inflation on our business;

●	changes in prepayments of our assets;

●	our ability to achieve the expected synergies, cost savings and other benefits from the acquisition of the Mosaic Funds;

●	risks associated with achieving expected synergies, cost savings and other benefits from acquisitions and our increased scale;

●	risks related to integrating a construction lending platform into our existing operations and the origination and ownership of construction loans, which are subject to additional risks as compared to loans secured by existing structures or land, following the acquisition of the Mosaic Funds;

●	market, industry and economic trends;

●	our ability to compete in the marketplace;

●	the availability of attractive risk-adjusted investment opportunities in small to medium balance commercial loans (“SBC loans”), loans guaranteed by the U.S. Small Business Administration (the “SBA”) under its Section 7(a) loan program (the “SBA Section 7(a) Program”), mortgage backed securities (“MBS”), residential mortgage loans and other real estate-related investments that satisfy our investment objectives and strategies;

●	general volatility of the capital markets;

●	changes in our investment objectives and business strategy;

●	the availability, terms and deployment of capital;

●	the availability of suitable investment opportunities;

●	recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Department of the Treasury (“Treasury”) and the Board of Governors of the Federal Reserve System, the Federal Depositary Insurance Corporation, the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”), Federal Housing Administration (“FHA”) Mortgagee, U.S. Department of Agriculture (“USDA”), U.S. Department of Veterans Affairs (“VA”) and the U.S. Securities and Exchange Commission (“SEC”);

●	applicable regulatory changes;

●	changes in our assets, interest rates or the general economy;

●	mortgage loan modification programs and future legislative actions;

●	our ability to maintain our qualification as a real estate investment trust (“REIT”) and limitations on our business as a result of our qualifications as a REIT;

●	our ability to maintain our exemption from qualification under the Investment Company Act of 1940, as amended (the “1940 Act”);

●	factors described in our annual report on Form 10-K, including those set forth under the captions “Risk Factors” and “Business”;

●	our dependence on our external advisor, Waterfall Asset Management, LLC (“Waterfall” or the “Manager”), and our ability to find a suitable replacement if we or Waterfall were to terminate the management agreement we have entered into with Waterfall (the “management agreement”); and

●	the degree and nature of our competition, including competition for SBC loans, MBS, residential mortgage loans and other real estate-related investments that satisfy our investment objectives and strategies.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and we caution readers not to place undue reliance on any forward-looking statements. These forward-looking statements apply only as of the date of this quarterly report on Form 10-Q. We are not obligated, and do not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law. See Item 1A. “Risk Factors” of the Company’s annual report on Form 10-K.

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

Red Stone. On July 31, 2021, the Company acquired Red Stone, a privately owned real estate finance and investment company that provides innovative financial products and services to multifamily affordable housing, in exchange for an initial purchase price of approximately $63 million paid in cash, retention payments to key executives aggregating $7 million in cash and 128,533 shares of common stock of the Company issued to Red Stone executives under the Company’s 2013 equity incentive plan (the “Equity Incentive Plan”). Additional purchase price payments may be made over the three years following the acquisition date if the Red Stone business achieves certain hurdles. The acquisition of Red Stone supported a significant growth opportunity for the Company by expanding presence in a sector with otherwise low correlation to our assets. In acquiring Red Stone, we considered the value of the anticipated synergies arising from the acquisition and the value of the acquired assembled workforce, neither of which qualify for recognition as an intangible asset.

Anworth Mortgage Asset Corporation. On March 19, 2021, we completed the acquisition of Anworth, through a merger of Anworth with and into a wholly-owned subsidiary of ours, in exchange for approximately 16.8 million shares of our common stock (“Anworth Merger”). In accordance with the Agreement and Plan of Merger, dated as of December 6, 2020 (the “Anworth Merger Agreement”), by and among us, RC Merger Subsidiary, LLC and Anworth, the number of shares of our common stock issued was based on an exchange ratio of 0.1688 per share plus $0.61 in cash per share. The total purchase price for the merger of $417.9 million consists of our common stock issued in exchange for shares of Anworth common stock and cash paid in lieu of fractional shares of our common stock, which was based on a price of $14.28 per share of our common stock on the acquisition date and $0.61 in cash per share.

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

Changes in Market Interest Rates. We own and expect to acquire or originate fixed rate mortgages (“FRMs”) and adjustable rate mortgages (“ARMs”) with maturities ranging from two to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in two to 10 years. FRM loans bear interest that is fixed for the term of the loan and we typically utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with such FRMs. As of September 30, 2022, 75% of fixed rate loans are match funded in securitization. ARM loans generally have a fixed interest rate for a period of five, seven or 10 years and then an adjustable interest rate equal to the sum of a fixed spread plus an index rate, such as the Secured Overnight Financing Rate (“SOFR”), which typically resets monthly. As of September 30, 2022, approximately 85% of the loans in our portfolio were ARMs, and 15% were FRMs, based on UPB.

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

Changes in Fair Value of Our Assets. Certain originated loans, MBS, and servicing rights are carried at fair value, while future assets may also be carried at fair value. Accordingly, changes in the fair value of our assets may impact the results of our operations in the period such changes occur. The expectation of changes in real estate prices is a key determinant for the value of loans and ABS. This factor is beyond our control.

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

Current market conditions.  The third quarter occurred in an environment of market uncertainty amid significant inflationary pressures, macroeconomic concerns and geopolitical shifts which continue to contribute to overall market volatility. In an effort to combat inflation and restore price stability, the U.S. Federal Reserve has raised interest rates and, although the full impact of recent changes remains uncertain and difficult to predict, it is likely the U.S. Federal Reserve will continue to raise interest rates into 2023. The persistence of COVID-19 and its impact on the Company and our borrowers will largely depend on future developments beyond the control of the Company including, but not limited to the emergence and severity of variants, the efficacy of vaccinations and booster programs, the impact and reactions on the U.S. and global economies, the effectiveness of governmental responses thereto and the timing and speed of economic recovery. Concerns and uncertainties about the economic outlook may lead to an adverse impact on our financial condition, results of operations and cash flows.

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

The table below sets forth certain information on our operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share data)	2022	2021	2022	2021
Net Income	$66,253	$46,535	$189,481	$106,386
Earnings per common share - basic	$0.53	$0.61	$1.66	$1.47
Earnings per common share - diluted	$0.50	$0.60	$1.56	$1.46
Distributable earnings	$58,186	$49,365	$167,151	$115,501
Distributable earnings per common share - basic	$0.46	$0.64	$1.46	$1.60
Distributable earnings per common share - diluted	$0.44	$0.64	$1.38	$1.60
Dividends declared per common share	$0.42	$0.42	$1.26	$1.24
Dividend yield	16.6%	11.6%	16.6%	11.5%
Return on equity	14.5%	16.3%	15.1%	13.2%
Distributable return on equity	12.7%	17.3%	13.3%	14.7%
Book value per common share	$15.40	$15.07	$15.40	$15.07
Adjusted net book value per common share	$15.40	$15.06	$15.40	$15.06

In the table above,

●	Dividend yield is based on the respective period end closing share price.
●	Adjusted net book value per common share excludes the equity component of our 2017 convertible note issuance.

Our Loan Pipeline

We have a large and active pipeline of potential acquisition and origination opportunities that are in various stages of our investment process. We refer to assets as being part of our acquisition or origination pipeline if (i) an asset or portfolio opportunity has been presented to us and we have determined, after a preliminary analysis, that the assets fit within our investment strategy and exhibit the appropriate risk/reward characteristics (ii) in the case of acquired loans, we have executed a non-disclosure agreement (“NDA”) or an exclusivity agreement and commenced the due diligence process or we have executed more definitive documentation, such as a letter of intent (“LOI”); and (iii) in the case of originated loans, we have issued an LOI, and the borrower has paid a deposit.

We operate in a competitive market for investment opportunities and competition may limit our ability to originate or acquire the potential investments in the pipeline. The consummation of any of the potential loans in the pipeline depends upon, among other things, one or more of the following: available capital and liquidity, our Manager’s allocation policy, satisfactory completion of our due diligence investigation and investment process, approval of our Manager’s Investment Committee, market conditions, our agreement with the seller on the terms and structure of such potential loan, and the execution and delivery of satisfactory transaction documentation. Historically, we have acquired less than a majority of the assets in our pipeline at any one time and there can be no assurance the assets currently in our pipeline will be acquired or originated by us in the future.

The table below presents information on our investment portfolio originations and acquisitions (based on fully committed amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Loan originations:
SBC loans	$831,104	$1,106,957	$3,629,775	$3,031,476
SBA loans	133,571	144,253	362,698	345,045
Residential agency mortgage loans	534,339	1,020,445	2,050,568	3,332,273
Total loan originations	$1,499,014	$2,271,655	$6,043,041	$6,708,794
Total loan acquisitions	$—	$167,980	$659,636	$167,980
Total loan investment activity	$1,499,014	$2,439,635	$6,702,677	$6,876,774

Balance Sheet Analysis and Metrics

(in thousands)	September 30, 2022	December 31, 2021	$ Change	% Change
Assets
Cash and cash equivalents	$208,037	$229,531	$(21,494)	(9.4)%
Restricted cash	57,675	51,569	6,106	11.8
Loans, net (including $9,582 and $10,766 held at fair value)	4,158,807	2,915,446	1,243,361	42.6
Loans, held for sale, at fair value	403,609	552,935	(149,326)	(27.0)
Paycheck Protection Program loans (including $599 and $3,243 held at fair value)	275,761	870,352	(594,591)	(68.3)
Mortgage-backed securities, at fair value	37,895	99,496	(61,601)	(61.9)
Loans eligible for repurchase from Ginnie Mae	65,188	94,111	(28,923)	(30.7)
Investment in unconsolidated joint ventures (including $8,268 and $8,894 held at fair value)	119,272	141,148	(21,876)	(15.5)
Investments held to maturity	40,089	—	40,089	100.0
Purchased future receivables, net	8,593	7,872	721	9.2
Derivative instruments	26,212	7,022	19,190	273.3
Servicing rights (including $192,153 and $120,142 held at fair value)	277,692	204,599	73,093	35.7
Real estate owned, held for sale	82,977	42,288	40,689	96.2
Other assets	213,030	172,098	40,932	23.8
Assets of consolidated VIEs	5,883,374	4,145,564	1,737,810	41.9
Total Assets	$11,858,211	$9,534,031	$2,324,180	24.4%
Liabilities
Secured borrowings	3,348,249	2,517,600	830,649	33.0
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	305,797	941,505	(635,708)	(67.5)
Securitized debt obligations of consolidated VIEs, net	4,429,846	3,214,303	1,215,543	37.8
Convertible notes, net	114,108	113,247	861	0.8
Senior secured notes, net	342,912	342,035	877	0.3
Corporate debt, net	662,247	441,817	220,430	49.9
Guaranteed loan financing	283,822	345,217	(61,395)	(17.8)
Contingent consideration	33,200	16,400	16,800	102.4
Liabilities for loans eligible for repurchase from Ginnie Mae	65,188	94,111	(28,923)	(30.7)
Derivative instruments	4,345	410	3,935	959.8
Dividends payable	51,136	34,348	16,788	48.9
Loan participations sold	54,104	—	54,104	100.0
Due to third parties	14,881	668	14,213	2,127.7
Accounts payable and other accrued liabilities	171,152	183,411	(12,259)	(6.7)
Total Liabilities	$9,880,987	$8,245,072	$1,635,915	19.8%
Preferred stock Series C, liquidation preference $25.00 per share	8,361	8,361	—	—

Commitments & contingencies

Stockholders’ Equity
Preferred stock Series E liquidation preference $25.00 per share	111,378	111,378	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 114,015,355 and 75,838,050 shares issued and outstanding, respectively	11	8	3	37.5
Additional paid-in capital	1,720,019	1,161,853	558,166	48.0
Retained earnings	40,079	8,598	31,481	366.1
Accumulated other comprehensive loss	(4,505)	(5,733)	1,228	(21.4)
Total Ready Capital Corporation equity	1,866,982	1,276,104	590,878	46.3
Non-controlling interests	101,881	4,494	97,387	2,167.0
Total Stockholders’ Equity	$1,968,863	$1,280,598	$688,265	53.7%
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$11,858,211	$9,534,031	$2,324,180	24.4%

As of September 30, 2022, total assets in our consolidated balance sheet were $11.9 billion, an increase of $2.3 billion from December 31, 2021, primarily reflecting an increase in Assets of consolidated VIEs and Loans, net, partially offset by a decrease in PPP loans. Assets of consolidated VIEs increased $1.7 billion due to the closings of RCMF 2022-FL8, RCMT 2022-7 and RCMF 2022-FL9, partially offset by paydowns including the collapse of SCMT 2020-SBC9. Loans, net increased $1.2 billion primarily reflecting increases in loan originations, partially offset by paydowns. PPP loans decreased $595 million due to principal forgiveness. Additionally, the Mosaic Mergers added $762 million of assets.

As of September 30, 2022, total liabilities in our consolidated balance sheet were $9.9 billion, an increase of $1.6 billion from December 31, 2021, primarily reflecting an increase in Securitized debt obligations of consolidated VIEs, net and Secured borrowings, partially offset by a decrease in PPPLF borrowings. Securitized debt obligations of consolidated VIEs, net increased $1.2 billion due to the closings of RCMF 2022-FL8, RCMT 2022-7 and RCMF 2022-FL9, partially offset by paydowns including the collapse of SCMT 2020-SBC9. Secured borrowings increased $831 million reflecting increased borrowings on originations and acquisitions of loans, partially offset by payments. PPPLF borrowings decreased $636 million due to PPP principal forgiveness.

As of September 30, 2022, Stockholders’ Equity increased $688 million to $2.0 billion, due to equity raised in connection with the Mosaic Mergers, the issuance of common equity through an underwritten public offering and the issuance of common equity through the Equity ATM Program.

Selected Balance Sheet Information by Business Segment. The table below presents certain selected balance sheet data by each of our three business segments, with the remaining amounts reflected in Corporate –Other.

(in thousands)	SBC Lending and Acquisitions	Small Business Lending	Residential Mortgage Banking	Total
September 30, 2022
Assets
Loans, net	$9,341,576	$559,026	$1,765	$9,902,367
Loans, held for sale, at fair value	199,089	47,913	156,607	403,609
Paycheck Protection Program loans	—	275,761	—	275,761
MBS, at fair value	37,895	—	—	37,895
Servicing rights	63,642	21,897	192,153	277,692
Investment in unconsolidated joint ventures	119,272	—	—	119,272
Investments held to maturity	40,089	—	—	40,089
Purchased future receivables, net	—	8,593	—	8,593
Real estate owned, held for sale	84,013	—	—	84,013

Liabilities
Secured borrowings	$2,689,078	$453,460	$205,711	$3,348,249
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	—	305,797	—	305,797
Securitized debt obligations of consolidated VIEs	4,375,266	54,580	—	4,429,846
Guaranteed loan financing	—	283,822	—	283,822
Senior secured notes, net	329,465	13,447	—	342,912
Corporate debt, net	662,247	—	—	662,247
Convertible notes, net	108,411	5,697	—	114,108
Loan participations sold	54,104	—	—	54,104

In the table above,

●	Loans, net includes assets of consolidated VIEs and excludes allowance for loan losses.
●	Investments held to maturity and real estate owned, held for sale includes assets of consolidated VIEs.

Income Statement Analysis and Metrics

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	2022	2021	Change
Interest income
SBC lending and acquisitions	$159,307	$74,184	$85,123	$378,077	$194,959	$183,118
Small business lending	24,605	28,739	(4,134)	79,866	80,304	(438)
Residential mortgage banking	2,114	2,213	(99)	6,159	6,291	(132)
Total interest income	$186,026	$105,136	$80,890	$464,102	$281,554	$182,548
Interest expense
SBC lending and acquisitions	(105,560)	(41,251)	(64,309)	(231,338)	(117,608)	(113,730)
Small business lending	(7,097)	(6,511)	(586)	(18,703)	(29,698)	10,995
Residential mortgage banking	(2,479)	(2,374)	(105)	(6,663)	(6,997)	334
Corporate - other	(359)	—	(359)	(635)	(2,009)	1,374
Total interest expense	$(115,495)	$(50,136)	$(65,359)	$(257,339)	$(156,312)	$(101,027)
Net interest income before recovery of (provision for) loan losses	$70,531	$55,000	$15,531	$206,763	$125,242	$81,521
Recovery of (provision for) loan losses
SBC lending and acquisitions	(3,231)	(1,557)	(1,674)	1,108	(6,627)	7,735
Small business lending	(200)	(22)	(178)	(1,691)	(461)	(1,230)
Total recovery of (provision for) loan losses	$(3,431)	$(1,579)	$(1,852)	$(583)	$(7,088)	$6,505
Net interest income after recovery of (provision for) loan losses	$67,100	$53,421	$13,679	$206,180	$118,154	$88,026
Non-interest income
SBC lending and acquisitions	19,446	22,849	(3,403)	65,740	50,356	15,384
Small business lending	21,342	20,424	918	52,314	54,283	(1,969)
Residential mortgage banking	37,722	45,196	(7,474)	98,412	148,577	(50,165)
Corporate - other	18	2	16	635	85	550
Total non-interest income	$78,528	$88,471	$(9,943)	$217,101	$253,301	$(36,200)
Non-interest expense
SBC lending and acquisitions	(22,842)	(18,021)	(4,821)	(70,503)	(47,010)	(23,493)
Small business lending	(19,340)	(15,863)	(3,477)	(50,691)	(47,704)	(2,987)
Residential mortgage banking	(18,875)	(36,585)	17,710	(39,443)	(106,468)	67,025
Corporate - other	(13,542)	(18,348)	4,806	(40,220)	(41,671)	1,451
Total non-interest expense	$(74,599)	$(88,817)	$14,218	$(200,857)	$(242,853)	$41,996
Net income (loss) before provision for income taxes
SBC lending and acquisitions	47,120	36,204	10,916	143,084	74,070	69,014
Small business lending	19,310	26,767	(7,457)	61,095	56,724	4,371
Residential mortgage banking	18,482	8,450	10,032	58,465	41,403	17,062
Corporate - other	(13,883)	(18,346)	4,463	(40,220)	(43,595)	3,375
Total net income before provision for income taxes	$71,029	$53,075	$17,954	$222,424	$128,602	$93,822

Results of Operations – Supplemental Information. Realized and unrealized gains (losses) on financial instruments are recorded in the consolidated statements of income and classified based on the nature of the underlying asset or liability.

The table below presents the components of realized and unrealized gains (losses) on financial instruments.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	2022	2021	$ Change
Realized gain (loss) on financial instruments
Realized gain on loans - Freddie Mac	$1,209	$1,626	$(417)	$4,817	$6,823	$(2,006)
Creation of MSRs - Freddie Mac	1,903	3,292	(1,389)	5,810	10,760	(4,950)
Realized gain on loans - SBA	6,137	11,559	(5,422)	18,507	27,275	(8,768)
Creation of MSRs - SBA	1,920	2,778	(858)	5,699	6,478	(779)
Creation of MSRs - Red Stone	979	814	165	2,698	814	1,884
Realized gain (loss) on derivatives, at fair value	9,877	(1,072)	10,949	9,610	(7,209)	16,819
Realized gain (loss) on MBS, at fair value	(179)	5,730	(5,909)	6,305	7,502	(1,197)
Net realized loss - all other	(729)	(1,517)	788	(3,208)	(3,204)	(4)
Net realized gain (loss) on financial instruments	$21,117	$23,210	$(2,093)	$50,238	$49,239	$999
Unrealized gain (loss) on financial instruments
Unrealized gain (loss) on loans - Freddie Mac and CMBS	$(12,876)	$339	$(13,215)	$(31,696)	$(178)	$(31,518)
Unrealized gain (loss) on loans - SBA	(509)	74	(583)	(943)	3,055	(3,998)
Unrealized gain on residential MSRs, at fair value	16,647	146	16,501	49,230	10,803	38,427
Unrealized gain on derivatives, at fair value	16,112	4,444	11,668	56,999	12,003	44,996
Unrealized gain (loss) on MBS, at fair value	(2,583)	2,818	(5,401)	(11,947)	8,387	(20,334)
Net unrealized loss - all other	(331)	(2,133)	1,802	(3,121)	(2,774)	(347)
Net unrealized gain (loss) on financial instruments	$16,460	$5,688	$10,772	$58,522	$31,296	$27,226

SBC Lending and Acquisitions Segment Results.

Q3 2022 versus Q3 2021. Interest income of $159.3 million represented an increase of $85.1 million, primarily due to loan acquisitions and originations, driven by higher loan balances and increases in interest rates. Interest expense of $105.6 million represented an increase of $64.3 million, driven by an increase in borrowings to finance originations and increases in interest rates. The provision for loan losses of $3.2 million represented an increase of $1.7 million, due to increased loan balances as well as changes in the forecasted macroeconomic inputs for reserve modeling, particularly the slowdown of expected GDP growth and increases in unemployment rates as monetary policy tightens. Non-interest income of $19.4 million represented a decrease of $3.4 million, primarily due to lower net realized and unrealized gains on financial instruments when compared to the respective prior year period. Non-interest expense of $22.8 million represented an increase of $4.8 million, primarily due to an increase in loan servicing expenses.

YTD 2022 versus YTD 2021. Interest income of $378.1 million represented an increase of $183.1 million, primarily due to loan acquisitions and originations, driven by higher loan balances. Interest expense of $231.3 million represented an increase of $113.7 million, driven by an increase in borrowings to finance originations. The recovery of loan losses of $1.1 million represented an increase of $7.7 million, due to collectability on reserves driven by the impact of COVID-19, partially offset by changes in the forecasted macroeconomic inputs for reserve modeling, particularly the slowdown of expected GDP growth and increases in unemployment rates as monetary policy tightens. Non-interest income of $65.7 million represented an increase of $15.4 million, primarily due to net realized and unrealized gains on financial instruments and income from unconsolidated subsidiaries. Non-interest expense of $70.5 million represented an increase of $23.5 million, primarily due to an increase in compensation and loan servicing expenses.

Small Business Lending Segment Results.

Q3 2022 versus Q3 2021. Interest income of $24.6 million represented a decrease of $4.1 million, primarily due to forgiveness of PPP loans. Interest expense of $7.1 million represented an increase of $0.6 million, driven by an increase in interest rates. The provision for loan losses of $0.2 million represented an increase of $0.2 million, due to SBA 7(a) loan originations. Non-interest income of $21.3 million represented an increase of $0.9 million, primarily due to fees earned related to employee tax credit consulting, partially offset by reduced gains on sales and creation of MSR’s. Non-interest expense of $19.3 million represented an increase of $3.5 million, primarily due to an increase in compensation expense.

YTD 2022 versus YTD 2021. Interest income of $79.9 million was essentially unchanged from the respective prior year period. Interest expense of $18.7 million represented a decrease of $11.0 million, driven by a decrease in costs to support PPP loan originations. The provision for loan losses of $1.7 million represented an increase of $1.2 million, due to an increase in SBA 7(a) loan originations. Non-interest income of $52.3 million represented a decrease of $2.0 million, primarily due to lower realized gains on loan sales as compared to the respective prior period. Non-interest expense of $50.7 million represented an increase of $3.0 million, primarily due to an increase in compensation expense, partially offset by a decrease in variable operating expenses.

Residential Mortgage Banking Segment Results.

Q3 2022 versus Q3 2021. Interest income of $2.1 million was essentially unchanged from the respective prior year period. Interest expense of $2.5 million was essentially unchanged from the respective prior year period. Non-interest income of $37.7 million represented a decrease of $7.5 million, due to a decrease in loan originations, partially offset by unrealized gains on MSRs.  Non-interest expense of $18.9 million represented a decrease of $17.7 million, primarily due to a decrease in origination costs.

YTD 2022 versus YTD 2021. Interest income of $6.2 million was essentially unchanged from the respective prior year period. Interest expense of $6.7 million represented a decrease of $0.3 million, due to a decrease in loan originations. Non-interest income of $98.4 million represented a decrease of $50.2 million, due to a decrease in loan originations, partially offset by unrealized gains on MSRs. Non-interest expense of $39.4 million represented a decrease of $67.0 million, primarily due to a decrease in origination costs.

Corporate – Other.

Q3 2022 versus Q3 2021. Non-interest expense of $13.5 million represented a decrease of $4.8 million, primarily due to a decrease in merger and compensation expenses.

YTD 2022 versus YTD 2021. Interest expense of $0.6 million represented a decrease of $1.4 million, driven by a decrease in unallocated corporate debt. Non-interest expense of $40.2 million represented a decrease of $1.5 million, primarily due to a decrease in compensation expense and incentive fees.

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

In addition, in calculating distributable earnings, net income (in accordance with GAAP) is adjusted to exclude unrealized gains or losses on residential MSRs, held at fair value. We treat our commercial MSRs and residential MSRs as two separate classes based on the nature of the underlying mortgages and our treatment of these assets as two separate pools for risk management purposes. Servicing rights relating to our small business commercial business are accounted for under ASC 860, Transfer and Servicing, while our residential MSRs are accounted for under the fair value option under ASC 825, Financial Instruments. In calculating distributable earnings, we do not exclude realized gains or losses on either commercial MSRs or residential MSRs, held at fair value, as servicing income is a fundamental part of our business and an indicator of the ongoing performance.

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

The table below presents a reconciliation of net income to distributable earnings.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Net Income	$66,253	$46,535	$19,718	$189,481	$106,386	$83,095
Reconciling items:
Unrealized gain on MSR	(16,649)	(147)	(16,502)	(49,232)	(10,804)	(38,428)
Impact of CECL on accrual loans	2,462	(1,329)	3,791	2,320	2,677	(357)
Non-recurring REO impairment	—	(10)	10	2,267	500	1,767
Merger transaction costs and other non-recurring expenses	2,927	5,485	(2,558)	12,830	15,719	(2,889)
Total reconciling items	$(11,260)	$3,999	$(15,259)	$(31,815)	$8,092	$(39,907)
Income tax adjustments	3,193	(1,169)	4,362	9,485	1,023	8,462
Distributable earnings	$58,186	$49,365	$8,821	$167,151	$115,501	$51,650
Less: Distributable earnings attributable to non-controlling interests	2,655	802	1,853	6,173	1,960	4,213
Less: Income attributable to participating shares	2,407	2,444	(37)	7,231	6,717	514
Distributable earnings attributable to common stockholders	$53,124	$46,119	$7,005	$153,747	$106,824	$46,923
Distributable earnings per common share - basic	$0.46	$0.64	$(0.18)	$1.46	$1.60	$(0.14)
Distributable earnings per common share - diluted	$0.44	$0.64	$(0.20)	$1.38	$1.60	$(0.22)

Q3 2022 versus Q3 2021. Consolidated net income of $66.3 million for the third quarter of 2022 represented an increase of $19.7 million from the third quarter of 2021, primarily due to an increase in net interest income after provision for loan losses driven by higher loan volumes and interest income recognized from PPP loans, partially offset by a decrease in residential loan originations. Consolidated distributable earnings of $58.2 million for the third quarter of 2022 represented an increase of $8.8 million from the third quarter of 2021, due to a decrease in the distributable earnings reconciling items primarily driven by higher unrealized gains on MSRs when compared to the respective prior period.

YTD 2022 versus YTD 2021. Consolidated net income of $189.5 million for the nine months ended September 30, 2022 represented an increase of $83.1 million from the nine months ended September 30, 2021, primarily due to an increase in net interest income after provision for loan losses driven by higher loan volumes and interest income recognized from PPP loans, partially offset by a decrease in residential loan originations. Consolidated distributable earnings of $167.2 million for the nine months ended September 30, 2022 represented an increase of $51.7 million from the nine months ended September 30, 2021, primarily due to a decrease in the distributable earnings reconciling items primarily driven by higher unrealized gains on MSRs when compared to the respective prior period.

COVID-19 Impact on Operating Results

There has been a wide-ranging response of international, federal, state and local public health and governmental authorities to the COVID-19 pandemic in regions across the United States and the world. The full magnitude and duration of the COVID-19 pandemic and the extent to which it impacts our financial condition, results of operations and cash flows will depend on future developments, which continue to be uncertain. We will continue to monitor for any material or adverse effects on our business resulting from the COVID-19 pandemic. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K.

Incentive distribution payable to our Manager

Under the partnership agreement of our operating partnership, our Manager, the holder of the Class A special unit in our operating partnership, is entitled to receive an incentive distribution, distributed quarterly in arrears in an amount, not less than zero, equal to the difference between (i) the product of (A) 15% and (B) the difference between (x) distributable earnings (as described below) of our operating partnership, on a rolling four-quarter basis and before the incentive distribution for the current quarter, and (y) the product of (1) the weighted average of the issue price per share of common stock or operating partnership unit (“OP unit”) (without double counting) in all of our offerings multiplied by the weighted average number of shares of common stock outstanding (including any restricted shares of common stock and any other shares of common stock underlying awards granted under the Equity Incentive Plan) and OP units (without double counting) in such quarter and (2) 8%, and (ii) the sum of any incentive distribution paid to our Manager with respect to the first three quarters of such previous four quarters; provided, however, that no incentive distribution is payable with respect to any calendar quarter unless cumulative distributable earnings is greater than zero for the most recently completed 12 calendar quarters.

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

Cash flow

Nine Months Ended September 30, 2022. Cash and cash equivalents as of September 30, 2022, decreased by $4.0 million to $319.3 million from December 31, 2021, primarily due to net cash used for investing activities, partially offset by net cash provided by financing and operating activities. The net cash used for investing activities primarily reflected loan originations and purchases, partially offset by paydowns and principal forgiveness. The net cash provided by financing activities primarily reflected net proceeds from issuances of securitized debt and net proceeds from secured borrowings as a result of an increase in origination activities, partially offset by repayment of PPPLF borrowings. The net cash provided by operating activities primarily reflected net proceeds on disposition and principal payments of loans, held for sale, at fair value and an increase in operating assets, partially offset by an increase in operating liabilities and realized and unrealized gains on financial instruments.

Nine Months Ended September 30, 2021. Cash and cash equivalents as of September 30, 2021, increased by $84.3 million to $284.8 million from December 31, 2020, primarily due to net cash provided from financing activities, partially offset by net cash used for investing and operating activities. The net cash provided from financing activities primarily reflected net proceeds from PPPLF borrowings, secured borrowings and issuances of securitized debt. The net cash used for investing activities primarily reflected loan originations and purchases, including PPP loans, partially offset by proceeds from MBS. The net cash used for operating activities primarily reflected gains on loans and MSRs.

Collateralized borrowings under repurchase agreements

The table below presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase agreements during the quarter and the highest balance of any month end during the quarter.

(in thousands)	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q4 2019	809,189	842,676	876,163
Q1 2020	1,159,357	984,273	1,159,357
Q2 2020	714,162	936,760	1,057,522
Q3 2020	624,549	669,356	831,200
Q4 2020	827,569	726,059	827,569
Q1 2021	1,320,644	1,785,656	2,481,436
Q2 2021	1,223,527	1,145,354	1,223,527
Q3 2021	1,552,135	1,497,324	1,552,135
Q4 2021	2,045,717	1,824,260	2,045,717
Q1 2022	2,771,038	2,835,212	3,065,412
Q2 2022	2,701,180	2,805,935	3,009,961
Q3 2022	2,870,807	2,887,318	2,940,474

The net increase in the outstanding balances during the third quarter of 2022 was primarily due to increased borrowings to fund SBC originations and acquisitions volumes.

Financing facilities

We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by loans and investments.

Churchill loan repurchase facility. Our subsidiaries, ReadyCap Warehouse Financing IV LLC (“ReadyCap Warehouse Financing IV”) and Sutherland Asset IV-CH, LLC (“Sutherland Asset IV-CH”) entered into a master repurchase agreement in March 2022, pursuant to which ReadyCap Warehouse Financing IV and Sutherland Asset IV-CH, may sell, and later repurchase, mortgage loans in an aggregate principal amount of up to $500 million. The Churchill Loan Repurchase Facility is used to finance commercial transitional loans, conventional commercial loans and commercial mezzanine loans and securities and the interest rate is SOFR plus a spread. The Churchill Loan Repurchase Facility is committed through March 2026, subject to one or more one-year extensions to be mutually agreed to by ReadyCap Warehouse Financing IV, Sutherland Asset IV-CH and Churchill. As of September 30, 2022, we had $331.5 million outstanding under the Churchill Loan Repurchase Facility.

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

Goldman loan repurchase facility. Our subsidiaries, ReadyCap Warehouse Financing III, LLC (“ReadyCap Warehouse Financing III”) and Sutherland Asset IV-GS, LLC (“Sutherland Asset IV-GS”) entered into a master repurchase agreement in February 2022, pursuant to which ReadyCap Warehouse Financing III and Sutherland Asset IV-GS, may sell, and later repurchase, mortgage loans in an aggregate principal amount of up to $250 million, with the option to increase the maximum size of the Goldman Loan Repurchase Facility to $350 million subject to the satisfaction of certain conditions. In April 2022, the facility was amended for an upsize to $350 million. The Goldman Loan Repurchase Facility is used to finance commercial transitional loans, conventional commercial loans and commercial mezzanine loans and securities and the interest rate is SOFR plus a spread. The Goldman Loan Repurchase Facility is committed through February 2025, subject to one one-year extension upon the satisfaction of certain conditions. Up to 25% of the then current unpaid obligations of ReadyCap Warehouse Financing III and Sutherland Asset IV-GS under the Goldman Loan Repurchase Facility are guaranteed by us. As of September 30, 2022, we had $181.7 million outstanding under the Goldman Loan Repurchase Facility.

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

Deutsche Bank loan repurchase facility. Our subsidiaries, ReadyCap Commercial, LLC (“ReadyCap Commercial”), Sutherland Asset I, LLC (“Sutherland Asset I”), Ready Capital Subsidiary REIT I, LLC (“Ready Capital Sub-REIT”) and Sutherland Warehouse Trust II, LLC (“Sutherland Warehouse Trust II”) renewed their master repurchase agreement in February 2020, pursuant to which ReadyCap Commercial, Sutherland Asset I, Ready Capital Sub REIT and Sutherland Warehouse Trust II may be advanced an aggregate principal amount of up to $350 million on originated mortgage loans (the “DB Loan Repurchase Facility”). The DB Loan Repurchase Facility is used to finance SBC loans, and the interest rate is SOFR plus a spread, which varies depending on the type and age of the loan. The DB Loan Repurchase Facility has been extended through November 2023 and our subsidiaries have an option to extend the DB Loan Repurchase Facility for an additional year, subject to certain conditions. ReadyCap Commercial’s, Sutherland Asset I’s, Ready Capital Sub REIT’s and Sutherland Warehouse Trust II’s obligations are fully guaranteed by us. As of September 30, 2022, we had $236.4 million outstanding under the DB Loan Repurchase Facility.

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

JPMorgan loan repurchase facility. Our subsidiaries, ReadyCap Warehouse Financing, LLC (“ReadyCap Warehouse Financing”) and Sutherland Warehouse Trust, LLC (“Sutherland Warehouse Trust”) entered into a master repurchase agreement in December 2015, pursuant to which ReadyCap Warehouse Financing and Sutherland Warehouse Trust, may sell, and later repurchase, mortgage loans in an aggregate principal amount of up to $400 million. As of October 2019, Ready Capital Mortgage Depositor II, LLC (“Ready Capital Mortgage Depositor II”) was added to the agreement. Our subsidiaries renewed their master repurchase agreement with JPMorgan in November 2020 (the “JPM Loan Repurchase Facility”). In January 2021 the facility was amended for an upsize to $650 million from an effective date of January 14, 2021, through but excluding April 30, 2021, and thereafter downsized to $400 million. In June 2021, the facility was amended for an upsize to $600 million. In September 2021, the facility was amended for an upsize to $700 million. In October 2021, the facility was amended for an upsize to $850 million. In November 2021, the facility was amended for an upsize to $1.0 billion. In April 2022, the facility was amended for an upsize to $1.25 billion. The JPM Loan Repurchase Facility is used to finance commercial transitional loans, conventional commercial loans and commercial mezzanine loans and securities and the interest rate is SOFR plus a spread, which is determined by the lender on an asset-by-asset basis. The JPM Loan Repurchase Facility is committed through November 2022, and up to 25% of the then current unpaid obligations of ReadyCap Warehouse Financing, Sutherland Warehouse Trust and Ready Capital Mortgage Depositor II, LLC Trust are guaranteed by us. As of September 30, 2022, we had $979.0 million outstanding under the JPM Loan Repurchase Facility.

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

Performance Trust repurchase agreement. Our subsidiaries, ReadyCap Commercial, LLC and Sutherland Asset I, LLC entered a master repurchase agreement in March 2021, pursuant to which ReadyCap Commercial, LLC and Sutherland Asset I, LLC may be advanced an aggregate principal amount of up to $113 million on performing and non-performing acquired legacy small balance commercial loans (the “Performance Trust Loan Repurchase Facility”), and the interest rate is U.S. Treasuries plus a spread. In June 2021 the facility was amended for an upsize to $123 million. In July 2021 the facility was amended for an upsize to $143 million. In August 2021 the facility was amended for an upsize to $169 million. In September 2021 the facility was amended for an upsize to $174 million. In October 2021, the facility was amended for an upsize to $204 million. In November 2021, the facility was amended for an upsize to $239 million. In January 2022, the facility was amended for an upsize to $258 million. In February 2022, the facility was amended for an upsize to $263 million. The Performance Trust Loan Repurchase Facility is committed until March 2024, and up to 25% of the then current unpaid obligations of ReadyCap Commercial, LLC and Sutherland Asset I, LLC are guaranteed by us. As of September 30, 2022, we had $189.5 million outstanding under the Performance Trust Loan Repurchase Facility.

Citibank loan repurchase agreement. Our subsidiaries, Waterfall Commercial Depositor, LLC, Sutherland Asset I, LLC, ReadyCap Commercial, LLC and Ready Capital Subsidiary REIT I, LLC renewed a master repurchase agreement in October 2020 with Citibank, N.A., pursuant to where these subsidiaries may sell, and later repurchase, a trust certificate (the “Trust Certificate”), representing interests in mortgage loans in an aggregate principal amount of up to $500 million. The Citi Loan Repurchase Facility is used to finance SBC loans, and the interest rate is SOFR plus a spread, depending on asset characteristics. The Citi Loan Repurchase Facility is committed for a period of 364 days, and up to 25% of the then current unpaid obligations of Waterfall Commercial Depositor, Sutherland Asset I, Ready Capital Sub REIT and ReadyCap Commercial, LLC are guaranteed by us. As of September 30, 2022, we had $125.0 million outstanding under the Citi Loan Repurchase Facility.

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

Credit Suisse repurchase agreement. Our subsidiaries, ReadyCap Warehouse Financing II, LLC and Sutherland Asset I-CS, LLC entered a master repurchase agreement in May 2021, pursuant to which Ready Cap Warehouse Financing II, LLC and Sutherland Asset I-CS, LLC may be advanced an aggregate principal amount of up to $500 million on newly originated and acquired commercial products (excluding SBA and Freddie Small Balance Loans) (the “Credit Suisse Loan Repurchase Facility”), and the interest rate is SOFR plus a spread. In February 2022, the facility was amended for an upsize to $750 million. The Credit Suisse Loan Repurchase Facility is committed until February 2023, and obligations of ReadyCap Warehouse Financing II, LLC and Sutherland Asset I-CS, LLC are guaranteed by us. As of September 30, 2022, we had $436.0 million outstanding under the Credit Suisse Loan Repurchase Facility.

Securities repurchase agreements. As of September 30, 2022, we had $391.7 million of secured borrowings related to ABS with various counterparties.

General statements regarding loan and securities repurchase facilities. As of September 30, 2022, we had $3.3 billion in carrying value of loans pledged against our borrowings under the loan repurchase facilities and $729.2 million in carrying value of ABS pledged against our securities repurchase agreement borrowings.

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

JPMorgan credit facility. We amended our credit facility with JPMorgan in June 2022 providing for a total borrowing capacity of up to $250 million. In August 2022 the portion of the commitment under this agreement that was related to the SBC loans was terminated, which reduced the total borrowing capacity to up to $125 million. Under this facility, ReadyCap Lending (“RCL”) pledges loans guaranteed by the SBA under the SBA Section 7(a) Loan Program, SBA 504 loans and other loans. We act as a guarantor under this facility. The agreement contains financial maintenance covenants, which include (i) total stockholders’ equity must not be permitted to be less than the sum of (a) 60% of total stockholders’ equity as of the most recent renewal date of the facility plus (b) 50% of the net proceeds of any equity issuance after the most recent renewal date (ii) maximum leverage of 3:1, excluding non-recourse indebtedness and (iii) liquidity equal to at least the lesser of (a) 4% of the sum of (without duplication) (1) any outstanding recourse indebtedness plus (2) the aggregate amount of indebtedness outstanding under the agreement. The amended terms have interest rates based on loan type indexed to SOFR, plus a spread. As of September 30, 2022, we had $74.8 million outstanding under this credit facility.

East West Bank credit facility. RCL renewed a senior secured revolving credit facility with East West Bank in October 2020, which provides financing of up to $50.0 million. In May 2021 the facility was amended for an upsize to $75 million. The agreement extends for two years, with an additional one-year extension at the Company’s request and pays interest equal to the Prime Rate minus 0.821% on SBA 7(a) guaranteed loans and the Prime Rate plus 0.000% on non-guaranteed loans. As of September 30, 2022, we had $72.8 million outstanding under this credit facility.

Madison loan agreement. Our subsidiaries, Mosaic North Bergen, LLC, Mosaic Merced, LLC, Mosaic Portland Hotel, LLC and Mosaic LV MF, LLC (collectively, the “Madison Borrowers”) are party to an agreement for construction draw allocations on four properties (the “Underlying Loan Transaction”). The Madison Borrowers entered into a loan agreement (the “Madison Loan Agreement”) in September, 2021 with MRC RE Holdings II LLC (“Madison”), pursuant to which the Madison Borrowers were provided a loan in an amount not to exceed $260 million which matures concurrently with the Underlying Loan Transaction, subject to extension in the event the Underlying Loan Transaction’s maturity date is extended or there is an event of default under the Underlying Loan Transaction. In connection with the Madison Loan Agreement, the Madison Borrowers provided as security collateral assignments of the first priority mortgages the Madison Borrowers hold as security for the Underlying Loan Transaction. The Madison Loan Agreement accrues interest at LIBOR plus a spread. As of September 30, 2022, we had $65.2 million outstanding under the Madison Loan Agreement. The Madison Borrowers paid Madison an origination fee in connection with the Madison Loan Agreement, have guaranteed at least 12 months of interest to Madison and are obligated to pay an exit fee upon repayment of the Madison Loan Agreement.

Other credit facilities. GMFS funds its origination platform through warehouse lines of credit with six counterparties with total borrowings outstanding of $205.7 million as of September 30, 2022. GMFS utilizes committed warehouse lines of credit agreements ranging from $50 million to $150 million, with expiration dates between December 2022 and November 2023. The lines of credit are collateralized by the underlying mortgages, related documents, and instruments, and contain LIBOR and SOFR based financing rate and terms, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved. These agreements contain covenants that include certain financial requirements, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income, as defined in the agreements.

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

Paycheck Protection Program Facility borrowings. RCL utilizes the ability to receive advances from the Federal Reserve through the Paycheck Protection Program Facility (“PPPLF”). Loans are participated with a PPP participant bank in accordance with the financing agreement described above, repurchased from such PPP participant bank, and then pledged using PPPLF. The program charges an interest rate of 0.35%. As of September 30, 2022, we had approximately $305.8 million outstanding under this credit facility.

Public debt offerings

Convertible notes. On August 9, 2017, we closed an underwritten public sale of $115.0 million aggregate principal amount of our 7.00% convertible senior notes due 2023 (the “Convertible Notes”). The Convertible Notes will mature on August 15, 2023, unless earlier repurchased, redeemed or converted. During certain periods and subject to certain conditions, the Convertible Notes will be convertible by holders into shares of our common stock. As of September 30, 2022, the conversion rate was 1.6452 shares of common stock per $25 principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $15.20 per share of our common stock. Upon conversion, holders will receive, at our discretion, cash, shares of our common stock or a combination thereof.

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

The Convertible Notes will be convertible only upon satisfaction of one or more of the following conditions: (1) the closing market price of our common stock is greater than or equal to 120% of the conversion price of the respective Convertible Notes for at least 20 out of 30 days prior to the end of the preceding fiscal quarter, (2) the trading price of the Convertible Notes is less than 98% of the product of (i) the conversion rate and (ii) the closing price of our common stock during any five consecutive trading day period, (3) we issue certain equity instruments at less than the 10 day average closing market price of our common stock or the per-share value of certain distributions exceeds the market price of our common stock by more than 10%, or (4) certain other specified corporate events (significant consolidation, sale, merger share exchange, etc.) occur.

Corporate debt

The 7.375% 2027 Notes. In July 2022, we entered into a note purchase agreement pursuant to which the identified Purchasers agreed to purchase directly from us, and we agreed to issue and sell, $80.0 million aggregate principal amount of 7.375% Senior Notes due 2027 (the “7.375% 2027 Notes”). The net proceeds from the sale of the 7.375% 2027 Notes were approximately $77.5 million, after deducting transaction expenses. We contributed the net proceeds to the operating partnership in exchange for the issuance by the operating partnership of a senior unsecured note with terms that are substantially equivalent to the terms of the 7.375% 2027 Notes.

The 7.375% 2027 Notes are governed by a base indenture, dated August 9, 2017, between us and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, as amended and supplemented by the Third Supplemental Indenture thereto, dated as of February 26, 2019, and the Eighth Supplemental Indenture thereto, dated as of July 25, 2022 (collectively, the “7.375% 2027 Notes Indenture”), and bear interest at a rate of 7.375% per annum, payable semi-annually in arrears on January 31 and July 31 of each year, beginning on January 31, 2023. The 7.375% 2027 Notes will mature on July 31, 2027, unless earlier repurchased or redeemed.

Prior to July 31, 2025, we may redeem the 7.375% 2027 Notes, in whole or in part, at any time and from time to time at a redemption price (expressed as a percentage of principal amount and rounded to three decimal places) equal to the greater of: (1) (a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the 7.375% 2027 Notes matured on July 31, 2025) on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Notes Treasury Rate (as defined in the 7.375% 2027 Notes Indenture) plus 50 basis points, less (b) interest accrued to, but excluding, the redemption date, and (2) 100% of the principal amount of the 7.375% 2027 Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to,  but excluding, the redemption date of the 7.375% 2027 Notes.

On or after July 31, 2025 and prior to July 31, 2026, we may redeem the 7.375% 2027 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 103.688% of the principal amount of the 7.375% 2027 Notes being redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date. On or after July 31, 2026 and prior to the maturity date, we may redeem the 7.375% 2027 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 7.375% 2027 Notes being redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date. If we undergo a change of control repurchase event, holders may require us to purchase the 7.375% 2027 Notes, in whole or in part, for cash at a repurchase price equal to 101% of the aggregate principal amount of the 7.375% 2027 Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase, as described in greater detail in the 7.375% 2027 Notes Indenture.

On September 16, 2022, we entered into a new note purchase agreement and completed the issuance and sale of an additional $20.0 million aggregate principal amount of 7.375% 2027 Notes under the existing 7.375% 2027 Notes Indenture. The net proceeds from the sale of the 7.375% 2027 Notes were approximately $19.3 million, after deducting transaction expenses. We contributed the net proceeds to the operating partnership in exchange for the issuance by the operating partnership of a senior unsecured note with terms that are substantially equivalent to the terms of the 7.375% 2027 Notes.

The 6.125% 2025 Notes. On April 18, 2022, we completed the public offer and sale of $120.0 million aggregate principal amount of 6.125% Senior Notes due 2025 (the “6.125% 2025 Notes”). The net proceeds from the sale of the 6.125% 2025 Notes were approximately $116.8 million, after deducting underwriters’ discounts, commissions and offering expenses. We contributed the net proceeds to the operating partnership in exchange for the issuance by the operating partnership of a senior unsecured note with terms that are substantially equivalent to the terms of the 6.125% 2025 Notes.

The 6.125% 2025 Notes bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on April 30 and October 30 of each year, beginning on October 30, 2022. The 6.125% 2025 Notes will mature on April 30, 2025, unless earlier repurchased or redeemed.

On or after January 30, 2025, we may redeem for cash all or any portion of the 6.125% 2025 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 6.125% 2025 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If we undergo a change of control repurchase event, holders may require us to purchase the 6.125% 2025 Notes, in whole or in part, for cash at a repurchase price equal to 101% of the aggregate principal amount of the 6.125% 2025 Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase, as described in greater detail in the indenture governing the 6.125% 2025 Notes.

The 5.50% 2028 Notes. On December 21, 2021, we completed the public offer and sale of $110.0 million aggregate principal amount of the 5.50% Senior Notes due 2028 (the “5.50% 2028 Notes”). The net proceeds from the sale of the 5.50% 2028 Notes were approximately $107.4 million, after deducting underwriters’ discounts, commissions and offering expenses. We contributed the net proceeds to our operating partnership in exchange for the issuance by our operating partnership of a senior unsecured note with terms that are substantially equivalent to the terms of the 5.50% 2028 Notes.

On or after December 30, 2024, we may redeem for cash all or any portion of the 5.50% 2028 Notes, at our option, at the redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date, if redeemed during the twelve-month period beginning on December 30 of the years indicated: 2024 equal to 102.75%; 2025 equal to 101.375%; 2026 equal to 100.6875%; 2027 and thereafter equal to 100.00%. If we undergo a change of control repurchase event, holders may require us to purchase the 5.50% 2028 Notes for cash at a repurchase price equal to 101% of the aggregate principal amount of the 5.50% 2028 Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

The 5.75% 2026 Notes. On February 10, 2021, we completed the public offer and sale of $201.3 million aggregate principal amount of the 5.75% Senior Notes due 2026 (the “5.75% 2026 Notes”), which includes $26.3 million aggregate principal amount of the 5.75% 2026 Notes relating to the full exercise of the underwriters’ over-allotment option. The net proceeds from the sale of the 5.75% 2026 Notes were approximately $195.2 million, after deducting underwriters’ discount and offering expenses. We contributed the net proceeds to our operating partnership in exchange for the issuance by our operating partnership of a senior unsecured note with terms that are substantially equivalent to the terms of the 5.75% 2026 Notes.

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

The 5.75% 2026 Notes are our senior unsecured obligations and will not be guaranteed by any of our subsidiaries, except to the extent described in the indenture governing the 5.75% 2026 Notes upon the occurrence of certain events. The 5.75% 2026 Notes rank equal in right of payment to any of our existing and future unsecured and unsubordinated indebtedness; effectively junior in right of payment to any of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness, other liabilities (including trade payables) and (to the extent not held by us) preferred stock, if any, of our subsidiaries.

The 6.20% 2026 Notes. On July 22, 2019, we completed the public offer and sale of $57.5 million aggregate principal amount of its 6.20% Senior Notes due 2026 (the “6.20% 2026 Notes”), which includes $7.5 million aggregate principal amount of the 6.20% 2026 Notes relating to the full exercise of the underwriters’ over-allotment option. The net proceeds from the sale of the 6.20% 2026 Notes were approximately $55.3 million, after deducting underwriters’ discount and offering expenses. We contributed the net proceeds to our operating partnership in exchange for the issuance by our operating partnership of a senior unsecured note with terms that are substantially equivalent to the terms of the 6.20% 2026 Notes.

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

The 6.20% 2026 Notes are our senior unsecured obligations and will not be guaranteed by any of its subsidiaries, except to the extent described in the indenture governing the 6.20% 2026 Notes upon the occurrence of certain events. The 6.20% 2026 Notes rank equal in right of payment to any of our existing and future unsecured and unsubordinated indebtedness; effectively junior in right of payment to any of existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness, other liabilities (including trade payables) and (to the extent not held by us) preferred stock, if any, of its subsidiaries.

On December 2, 2019, we completed the public offer and sale of an additional $45.0 million aggregate principal amount of the 6.20% 2026 Notes. The new notes have the same terms (except with respect to issue date, issue price and the date from which interest will accrue), are fully fungible with, and are treated as a single series of debt securities as the 6.20% Senior Notes due 2026 we issued on July 22, 2019.

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

The Debt ATM Agreement

On May 20, 2021, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”), pursuant to which we may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and us. During the nine months ended September 30, 2022, the Company sold an aggregate of 215.3 thousand of the 6.20% 2026 Notes and 5.75% 2026 Notes at an average price of $25.40 per note and $25.05 per note, respectively, for net proceeds of $5.3 million after related expenses paid of $0.1 million through the Debt ATM Program. No such sales through the Debt ATM Program were made during the three months ended September 30, 2022.

Other long-term financing

ReadyCap Holdings 4.50% senior secured notes due 2026. On October 20, 2021, ReadyCap Holdings, an indirect subsidiary of the Company, completed the offer and sale of $350.0 million of its 4.50% Senior Secured Notes due 2026 (the “Senior Secured Notes”). The net proceeds from the sale of the Senior Secured Notes were approximately $341.8 million, after deducting discounts, commissions and offering expenses. The proceeds of the Senior Secured Notes were used to redeem all of ReadyCap Holdings’ outstanding 7.50% Senior Secured Notes due 2022 and for general corporate purposes. The Senior Secured Notes are fully and unconditionally guaranteed by the Company, each direct parent entity of ReadyCap Holdings, and other direct or indirect subsidiaries of the Company from time to time that is a direct parent entity of Sutherland Asset III, LLC or otherwise pledges collateral to secure the Senior Secured Notes (collectively, the “SSN Guarantors”).

The Senior Secured Notes bear interest at 4.50% per annum, payable semiannually on each April 20 and October 20, beginning on April 20, 2022. The Senior Secured Notes will mature on October 15, 2026, unless redeemed or repurchased prior to such date. ReadyCap Holdings’ and the Guarantors’ respective obligations under the Senior Secured Notes are secured by a perfected first-priority lien on certain capital stock and assets (collectively, the “SSN Collateral”) owned by certain subsidiaries of the Company.

Prior to October 20, 2023, ReadyCap Holdings may redeem the Senior Secured Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the outstanding principal amount thereof, plus the applicable “make-whole” premium as of, and unpaid interest, if any, accrued to, the redemption date.

On or after October 20, 2023 and prior to October 20, 2024, ReadyCap Holdings may redeem the Senior Secured Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 102.25% of the principal amount of the Senior Secured Notes being redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.

On or after October 20, 2024 and prior to October 20, 2025, ReadyCap Holdings may redeem the Senior Secured Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 101.125% of the principal amount of the Senior Secured Notes being redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.

On or after October 20, 2025 and prior to the maturity date, ReadyCap Holdings may redeem the Senior Secured Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the Senior Secured Notes being redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.

The Senior Secured Notes were issued pursuant to a Note Purchase Agreement, dated as of October 20, 2021, by and among ReadyCap Holdings, the Guarantors, and UMB Bank, N.A., as collateral agent (the “SSN Purchase Agreement”), which contains covenants that require the Company and its subsidiaries on a consolidated basis to, among other things: (i) maintain a minimum net asset value, as of the close of business on the last day of each fiscal quarter, equal to or greater than $645 million plus the greater of (x) zero dollars and (y) 50% of net equity capital activity; (ii) maintain a ratio of (x) consolidated unencumbered assets as of the close of business on the last day of each fiscal quarter to (y) the aggregate principal amount of the Senior Secured Notes outstanding as of such date, equal to or greater than 1.1 to 1.0; (iii) maintain a net recourse debt to equity ratio on the last day of each fiscal quarter not to exceed 4.0 to 1.0; and (iv) maintain a ratio of (x) Collateral Value (as defined in the SSN Purchase Agreement) as of the close of business on the last day of each fiscal quarter to (y) the aggregate principal amount of the Senior Secured Notes as of such date, equal to or greater than 1.0 to 1.0. The SSN Purchase Agreement also (i) limits the ability of the Company to pay dividends or make distributions on, or redeem or repurchase, its capital stock, subject to customary baskets and exceptions; (ii) limits ReadyCap Holdings’ and the SSN Guarantors' ability to create or incur any lien on the SSN Collateral; and (iii) includes customary restrictions on the Company’s ability to transfer all or substantially all of its assets or merge/consolidate into any entity.

ReadyCap Holdings 7.50% senior secured notes due 2022. During 2017, ReadyCap Holdings, a subsidiary of the Company, issued $140.0 million in 7.50% Senior Secured Notes due 2022. On January 30, 2018, ReadyCap Holdings LLC, issued an additional $40.0 million in aggregate principal amount of 7.50% Senior Secured Notes due 2022, which have identical terms (other than issue date, issue price and the date from which interest will accrue) to the notes issued during 2017 (collectively the “2022 Senior Secured Notes”). The additional $40.0 million in 2022 Senior Secured Notes were priced with a yield to par call date of 6.5%. Payments of the amounts due on the 2022 Senior Secured Notes were fully and unconditionally guaranteed by the Company and its subsidiaries: our operating partnership, Sutherland Asset I, LLC, and ReadyCap Commercial. The funds were used to fund new SBC and SBA loan originations and new SBC loan acquisitions.

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

As of September 30, 2022, we had a total leverage ratio of 4.9x and recourse leverage ratio of 1.6x. Our operating segments have varying levels of recourse debt due to the differentiated nature of each segment. Our SBC Lending and Acquisitions, Small Business Lending and Residential Mortgage Banking segments have recourse leverage ratios of 0.5x, 1.8x and 1.3x, respectively. The remaining recourse leverage ratio is from our various corporate debt offerings.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Other than the items referenced above, there have been no material changes to our contractual obligations for the three months ended September 30, 2022. See Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations" in the Company's annual report on Form 10-K for further details. As of the date of this quarterly report on Form 10-Q, we had no off-balance sheet arrangements, other than as disclosed.

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

ASC 326, Financial Instruments-Credit Losses (“ASC 326”), became effective for us on January 1, 2020 and replaced the “incurred loss” methodology previously required by GAAP with an expected loss model known as the Current Expected Credit Loss (“CECL”) model. CECL amends the previous credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost. The allowance for credit losses required under ASC 326 is deducted from the respective loans’ amortized cost basis on our consolidated balance sheets. The related Accounting Standards Update No. 2016-13 (“ASU 2016-13”) also requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption.

In connection with ASU 2016-13, we implemented new processes including the utilization of loan loss forecasting models, updates to our reserve policy documentation, changes to internal reporting processes and related internal controls. We implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for its loan portfolio. The CECL forecasting methods used by the Company include (i) a probability of default and loss given default method using underlying third-party CMBS/CRE loan database with historical loan losses and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data.

We estimate the CECL expected credit losses for its loan portfolio at the individual loan level. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as LTV, vintage year, loan-term, underlying property type, occupancy, geographic location, and others, and (ii) a macro-economic forecast. These estimates may change in future periods based on available future macro-economic data and might result in a material change in our future estimates of expected credit losses for its loan portfolio.

In certain instances, we consider relevant loan-specific qualitative factors to certain loans to estimate its CECL expected credit losses. We consider loan investments that are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) for which the borrower is experiencing financial difficulty, to be “collateral-dependent” loans. For such loans that we determine that foreclosure of the collateral is probable, we measure the expected losses based on the difference between the fair value of the collateral (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan as of the measurement date. For collateral-dependent loans that we determine foreclosure is not probable, we apply a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan.

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

Accretion of discounts associated with PPP loans, held for investment

The Company’s loan originations in the second round of the program are accounted for as loans, held-for-investment under ASC 310, Receivables. Loan origination fees and related direct loan origination costs are capitalized into the initial recorded investment in the loan and are deferred over the loan term. The net amount between the loan origination fees and direct loan origination costs is recognized as a discount in the carrying value of the loans, and the discount is required to be recognized in income at a constant effective yield over the life of the instrument.

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

The COVID-19 pandemic has adversely impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in property renovations currently planned or underway. These negative conditions may persist into the future and impair borrower’s ability to pay principal and interest due under our loan agreements. We maintain robust asset management relationships with our borrowers and have leveraged these relationships to address the potential impact of the COVID-19 pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality and retail assets. Some of our borrowers have indicated that due to the impact of the COVID-19 pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences and have requested temporary interest deferral or forbearance, or other modifications of their loans. Accordingly, we have discussed with our borrower’s potential near-term defensive loan modifications, which could include repurposing of reserves, temporary deferrals of interest, or performance test or covenant waivers on loans collateralized by assets directly impacted by the COVID-19 pandemic, and which would typically be coupled with an additional equity commitment and/or guaranty from sponsors. As of September 30, 2022, approximately 0.4% of the loans in our commercial real estate portfolio are in forbearance plans. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

The table below projects the impact on our interest income and expense for the twelve-month period following September 30, 2022, assuming an immediate increase or decrease of 25, 50, 75, and 100 basis points in interest rates.

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans	$20,413	$40,829	$61,247	$81,667	$(20,353)	$(40,665)	$(60,864)	$(80,797)
Interest rate swap hedges	1,349	2,698	4,047	5,395	(1,349)	(2,698)	(4,047)	(5,395)
Total	$21,762	$43,527	$65,294	$87,062	$(21,702)	$(43,363)	$(64,911)	$(86,192)
Liabilities:
Recourse debt	$(7,963)	$(15,925)	$(23,888)	$(31,850)	$7,963	$15,925	$23,888	$31,850
Non-recourse debt	(9,064)	(18,128)	(27,192)	(36,256)	9,064	18,128	27,192	36,256
Total	$(17,027)	$(34,053)	$(51,080)	$(68,106)	$17,027	$34,053	$51,080	$68,106
Total Net Impact to Net Interest Income (Expense)	$4,735	$9,474	$14,214	$18,956	$(4,675)	$(9,310)	$(13,831)	$(18,086)

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

Certain of our subsidiaries have entered into over-the-counter (“OTC”) interest rate swap agreements to hedge risks associated with movements in interest rates. Because certain interest rate swaps were not cleared through a central counterparty, we remain exposed to the counterparty's ability to perform its obligations under each such swap and cannot look to the creditworthiness of a central counterparty for performance. As a result, if an OTC swap counterparty cannot perform under the terms of an interest rate swap, our subsidiary would not receive payments due under that agreement, we may lose any unrealized gain associated with the interest rate swap and the hedged liability would cease to be hedged by the interest rate swap. While we would seek to terminate the relevant OTC swap transaction and may have a claim against the defaulting counterparty for any losses, including unrealized gains, there is no assurance that we would be able to recover such amounts or to replace the relevant swap on economically viable terms or at all. In such case, we could be forced to cover our unhedged liabilities at the then current market price. We may also be at risk for any collateral we have pledged to secure our obligations under the OTC interest rate swap if the counterparty becomes insolvent or files for bankruptcy. Therefore, upon a default by an interest rate swap agreement counterparty, the interest rate swap would no longer mitigate the impact of changes in interest rates as intended.

The table below presents information with respect to any counterparty for repurchase agreements for which our Company had greater than 5% of stockholders’ equity at risk in the aggregate.

	September 30, 2022
(in thousands)	Counterparty Rating	Amount of Risk	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
JPMorgan Chase Bank, N.A.	A+ / Aa2	$ 405,312	2	21.7%
Credit Suisse AG	BBB/Baa2	$ 381,271	4	20.4%
Deutsche Bank AG	A- / A1	$ 98,945	13	5.3%

In the table above,

●	The counterparty ratings presented are the long-term issuer credit rating as rated by S&P and Moody’s, respectively.

●	The amount at risk reflects the difference between the amount loaned through repurchase agreements, including interest payable, and the cash and fair value of the assets pledged as collateral, including accrued interest receivable.

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

Inflation risk. Most of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. Changes in interest rates may, but do not necessarily, correlate with inflation rates and/or changes in inflation rates. See "Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk" in this quarterly report on Form 10-Q for a discussion on interest rate sensitivity.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities Exchange Act of 1934, as amended (the "Exchange Act"), reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2022. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 10, 2022, CAIS Capital, LLC (“CAIS”) filed a lawsuit in the Superior Court of California, styled CAIS Capital LLC v. MREC Management, LLC, et al., No. 22STCV08807 (the “CAIS Action”) against the Mosaic Manager, Mosaic Real Estate Credit Offshore, LP, the Mosaic Funds, Mosaic Special Member, LLC, the Company and the Manager. The lawsuit concerns the Mosaic Manager’s relationship with CAIS, an alternative investment platform for financial advisors.  CAIS asserts claims under California law and seeks, among other things, attachment of the Mosaic Manager’s obligations to the Company, damages in the amount of the fee payments allegedly owed to CAIS, compensatory damages for intentional tortious interference with contract, specific performance requiring the Company to continue making fee payments, and attorney’s fees. On April 13, 2022, the Mosaic Manager, Mosaic Real Estate Credit Offshore, LP, Mosaic Special Member, LLC and the Mosaic Funds (together, the “Mosaic Defendants”) filed a Demurrer seeking to dismiss the complaint. On May 6, 2022, the Company, RC Mosaic Sub, LLC, and the Manager filed a Demurrer seeking to dismiss the complaint. On May 12, 2022, the California Superior Court denied-in-part and granted-in-part the Mosaic Defendants’ Demurrer, and on June 2, 2022, the California Superior Court denied the Demurrer filed by the Company, RC Mosaic Sub, LLC, and the Manager. The Mosaic Defendants filed their Answer on May 26, 2022, and the Company, RC Mosaic Sub, LLC, and the Manager filed their Answer on June 13, 2022.

On August 31, 2022, the Company and CAIS reached an agreement to settle the litigation and, on September 15, 2022, CAIS filed a request for dismissal, which dismissed the entire case with prejudice.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

On March 6, 2018, our Board of Directors approved a share repurchase program authorizing, but not obligating, the repurchase of its common stock, and on September 29, 2022, our Board of Directors approved an increase to the size of the share repurchase program bringing the total authorized repurchases thereunder to $50.0 million. Repurchases under the stock repurchase program may be made at management’s discretion from time to time on the open market, in privately negotiated transactions or otherwise, in each case subject to compliance with all Securities and Exchange Commission rules and other legal requirements, and may be made in part under one or more Rule 10b5-1 plans, which permit stock repurchases at times when the Company might otherwise be precluded from doing so. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors.

The table below presents purchases of our common stock during the quarter.

	Total Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program
July	—	$—	—	$15,788,819
August	—	—	—	15,788,819
September	371,311	10.29	371,311	36,968,029(1)
Total	371,311	$10.29	371,311	$36,968,029
(1) On September 29, 2022, our Board of Directors authorized an increase in the size of our existing stock repurchase program by an additional $25.0 million.

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

Sixth Supplemental Indenture, dated as of December 21, 2021, by and between Ready Capital Corporation and U.S. Bank National Association, a Sixth Supplemental Indenture, dated as of December 21, 2021, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed December 21, 2021) as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed December 21, 2021)

4.12*

Seventh Supplemental Indenture, dated as of April 18, 2022, by and between Ready Capital Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed April 18, 2022)

4.13*

Eighth Supplemental Indenture, dated as of July 25, 2022, by and between Ready Capital Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on July 25, 2022)

4.14*		Specimen Common Stock Certificate of Ready Capital Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-4 filed on December 13, 2018)

4.15*

Specimen Preferred Stock Certificate representing the shares of 6.25% Series C Cumulative Convertible Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 4.13 of the Registrant's Registration Statement on Form 8-A filed on March 19, 2021).

4.16*

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

Ready Capital Corporation

Date: November 8, 2022	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board and Chief Executive
(Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Andrew Ahlborn
Andrew Ahlborn
Chief Financial Officer
(Principal Accounting and Financial Officer)