Form 10-K
period 2022-12-31
Ready Capital Corp
filed 2023-02-28
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.Yes ☒   No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  Yes ☐   No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,200.0 million based on the closing sales price of the registrant’s common stock on June 30, 2022 as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The registrant has 110,732,368 shares of common stock, par value $0.0001 per share, outstanding as of February 27, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2023 annual meeting of stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Except where the context suggests otherwise, the terms “Company,” “we,” “us” and “our” refer to Ready Capital Corporation and its subsidiaries. We make forward-looking statements in this annual report on Form 10-K within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Forward-looking statements contained in this annual report reflect our current views about future events and are inherently subject to substantial risks and uncertainties, many of which are difficult to predict and beyond our control, that may cause our actual results to materially differ. These forward-looking statements include information about possible or assumed future results of our operations, financial condition, liquidity, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or other comparable terminology, we intend to identify forward-looking statements, although not all forward-looking statements may contain such words. Statements regarding the following subjects, among others, may be forward-looking, and the occurrence of events impacting these subjects, or otherwise impacting our business, may cause our financial condition, liquidity and consolidated results of operations to vary materially from those expressed in, or implied by, any such forward-looking statements:

●	the severity and duration of the novel coronavirus (“COVID-19”) pandemic and its impact on our business and operations, financial condition, results of operations, liquidity and capital resources;

●	the impact of the COVID-19 pandemic on our borrowers, the real estate industry and global markets;

●	our investment objectives and business strategy;

●	our ability to borrow funds or otherwise raise capital on favorable terms;

●	our expected leverage;

●	our expected investments;

●	estimates or statements relating to, and our ability to make, future distributions;

●	projected capital and operating expenditures;

●	availability of qualified personnel;

●	prepayment rates;

●	projected default rates;

●	increased rates of default and/or decreased recovery rates on our investments;

●	changes in interest rates, interest rate spreads, the yield curve or prepayment rates;

●	the impact of inflation on our business;

●	changes in prepayments of our assets;

●	our ability to achieve the expected synergies, cost savings and other benefits from the acquisition of a group of privately-held real estate structured finance opportunities funds with a focus on construction lending (collectively, the “Mosaic Funds”);

●	our ability to complete the contemplated acquisition of Broadmark (as defined herein) and achieve the expected synergies, cost savings and other benefits from the contemplated acquisition of Broadmark;

●	risks associated with achieving expected synergies, cost savings and other benefits from acquisitions, including the contemplated acquisition of Broadmark, and our increased scale;

●	risks related to integrating a construction lending platform into our existing operations and the origination and ownership of construction loans, which are subject to additional risks as compared to loans secured by existing structures or land, following the acquisition of the Mosaic Funds;

●	market, industry and economic trends;

●	our ability to compete in the marketplace;

●	the availability of attractive risk-adjusted investment opportunities in small to medium balance commercial loans (“SBC loans”), loans guaranteed by the U.S. Small Business Administration (the “SBA”) under its Section 7(a) loan program (the “SBA Section 7(a) Program”), mortgage backed securities (“MBS”), residential mortgage loans and other real estate-related investments that satisfy our investment objectives and strategies;

●	general volatility of the capital markets;

●	changes in our investment objectives and business strategy;

●	the availability, terms and deployment of capital;

●	the availability of suitable investment opportunities;

●	recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Department of the Treasury (“Treasury”) and the Board of Governors of the Federal Reserve System, the Federal Depositary Insurance Corporation, the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”), Federal Housing Administration (“FHA”) Mortgagee, U.S. Department of Agriculture (“USDA”), U.S. Department of Veterans Affairs (“VA”) and the U.S. Securities and Exchange Commission (“SEC”);

●	applicable regulatory changes;

●	changes in our assets, interest rates or the general economy;

●	mortgage loan modification programs and future legislative actions;

●	our ability to maintain our qualification as a real estate investment trust (“REIT”) and limitations on our business as a result of our qualifications as a REIT;

●	our ability to maintain our exemption from qualification under the Investment Company Act of 1940, as amended (the “1940 Act”);

●	factors described in this annual report on Form 10-K, including those set forth under the captions “Risk Factors” and “Business”;

●	our dependence on our external advisor, Waterfall Asset Management, LLC (“Waterfall” or the “Manager”), and our ability to find a suitable replacement if we or Waterfall were to terminate the management agreement we have entered into with Waterfall (the “management agreement”); and

●	the degree and nature of our competition, including competition for SBC loans, MBS, residential mortgage loans and other real estate-related investments that satisfy our investment objectives and strategies.

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

General

We are a multi-strategy real estate finance company that originates, acquires, finances, and services SBC loans, SBA loans, residential mortgage loans, construction loans, and to a lesser extent, MBS collateralized primarily by SBC loans, or other real estate-related investments. Our loans range in original principal amounts generally up to $40 million and are used by businesses to purchase real estate used in their operations or by investors seeking to acquire multi-family, office, retail, mixed use or warehouse properties. Our objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends as well as through capital appreciation. In order to achieve this objective, we continue to grow our investment portfolio and believe that the breadth of our full-service real estate finance platform will allow us to adapt to market conditions and deploy capital to asset classes and segments with the most attractive risk-adjusted returns. We report our activities in the following three operating segments:

●	SBC Lending and Acquisitions. We originate SBC loans across the full life-cycle of an SBC property including construction, bridge, stabilized and agency loan origination channels through our wholly-owned subsidiary, ReadyCap Commercial, LLC (“ReadyCap Commercial”). These originated loans are generally held-for-investment or placed into securitization structures. As part of this segment, we originate and service multi-family loan products under the Freddie Mac SBL program. These originated loans are held for sale, then sold to Freddie Mac. We provide construction and permanent financing for the preservation and construction of affordable housing, primarily utilizing tax-exempt bonds through Red Stone and its affiliates (“Red Stone”), a wholly owned subsidiary. In addition, we acquire small balance commercial loans as part of our business strategy. We hold performing SBC loans to term and seek to maximize the value of the non-performing SBC loans acquired by us through borrower-based resolution strategies. We typically acquire non-performing loans at a discount to their unpaid principal balance (“UPB”) when we believe that resolution of the loans will provide attractive risk-adjusted returns.

●	Small Business Lending. We acquire, originate and service owner-occupied loans guaranteed by the SBA under its SBA Section 7(a) Program through our wholly-owned subsidiary, ReadyCap Lending, LLC (“ReadyCap Lending”). We hold an SBA license as one of only 14 non-bank Small Business Lending Companies (“SBLCs”) and have been granted preferred lender status by the SBA. These originated loans are either held-for-investment, placed into securitization structures, or sold. We also acquire purchased future receivables through Knight Capital LLC (“Knight Capital”), which is a technology-driven platform that provides working capital to small and medium sized businesses across the U.S.

●	Residential Mortgage Banking. We operate our residential mortgage loan origination segment through our wholly-owned subsidiary, GMFS, LLC ("GMFS"). GMFS originates residential mortgage loans eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, FHA, USDA and VA through retail, correspondent and broker channels. These originated loans are then sold to third parties, primarily agency lending programs.

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

Our Manager

We are externally managed and advised by Waterfall, an SEC registered investment adviser. Formed in 2005, Waterfall specializes in acquiring, managing, servicing and financing SBC and residential mortgage loans, as well as asset backed securities (“ABS”) and MBS. Waterfall has extensive experience in performing and non-performing loan acquisition, resolution and financing strategies. Waterfall’s investment committee is chaired by Thomas Capasse, who serves as our Chief Executive Officer and Chief Investment Officer, and Jack Ross, who serves as our President. Messrs. Capasse and Ross, who are co-founders of Waterfall, each have over 30 years of experience in managing and financing a range of financial assets, including having executed the first public securitization of SBC loans in 1993, through a variety of credit and interest rate environments. Messrs. Capasse and Ross have worked together in the same organization for more than 30 years. They are supported by a team of approximately 180 investment and other professionals with extensive experience in commercial mortgage credit underwriting, distressed asset acquisition and financing, SBC loan originations, commercial property valuation, capital deployment, financing strategies and legal and financial matters impacting our business.

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

The table below presents information with respect to our three business segments.

	December 31, 2022
(in thousands)	SBC Lending and Acquisitions	Small Business Lending	Residential Mortgage Banking
Coordinating Affiliate/ Manager	Waterfall, ReadyCap Commercial and Red Stone	ReadyCap Lending and Knight Capital	GMFS
Strategy	SBC loan originations and acquisitions	SBA loan originations, acquisitions and servicing	Residential mortgage originations and servicing
Gross Assets	$10,197,876	$835,836	$422,773
% Equity Allocation	90.0%	4.8%	5.2%
Personnel	139	228	215

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

SBC loans are used by small businesses to purchase real estate used in their operations or by investors seeking to acquire small multifamily, office, retail, mixed use or warehouse properties. SBC loans represent a special category of commercial mortgage loans, sharing both commercial and residential mortgage loan characteristics. SBC loans are typically secured by first mortgages on commercial properties or other business assets, but because SBC loans are often correlated to local housing markets and economic environments, aspects of residential mortgage credit analysis are utilized in the underwriting process. Most SBC loans are amortizing on a schedule of up to 30 years.

Our investment decisions with respect to allocation of capital are dependent on prevailing market conditions and may change over time in response to opportunities available in different economic and capital market environments. As a result, we cannot predict the percentage of our equity that will be invested in any particular asset or strategy at any given time.

Our Loan Portfolio

The table below presents a summary of the sourcing of our loan assets.

		December 31, 2022
(in thousands)	Segment	UPB	% of Total UPB	Carrying Value	% of Total Carrying Value
Bridge	SBC Lending and Acquisitions	$7,381,963	70.2%	$7,334,872	70.4%
Fixed rate/CMBS	SBC Lending and Acquisitions	1,100,479	10.5	1,099,311	10.6
Construction	SBC Lending and Acquisitions	448,923	4.3	445,814	4.2
Freddie Mac	SBC Lending and Acquisitions	23,543	0.2	23,831	0.2
Other	SBC Lending and Acquisitions	598,137	5.7	594,128	5.7
Paycheck Protection Program loans	Small Business Lending	196,798	1.9	186,985	1.8
SBA 7(a) loans	Small Business Lending	622,250	5.9	599,795	5.8
Residential Agency loans	Residential Mortgage Banking	138,146	1.3	139,153	1.3
Total		$10,510,239	100.0%	$10,423,889	100.0%

In the table above,

●	The loan carrying value includes loan assets of consolidated variable interest entities (“VIEs”) and excludes both specific and general allowance for loan losses.
●	Loans with the “Other” classification are generally SBC acquired loans that have nonconforming characteristics for the Fixed rate, Bridge, or Construction categories.
●	Real estate, held for sale loans and mortgage servicing rights (“MSR”) are excluded.

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

SBC Originations. We operate our SBC loan originations through ReadyCap Commercial. ReadyCap Commercial is a specialty-finance nationwide originator focused on originating commercial real estate mortgage loans through its agency multifamily and bridge loan programs. ReadyCap Commercial has been approved by Freddie Mac as one of 12 originators and servicers for multifamily loan products under the Freddie Mac program. ReadyCap Commercial employs 116 professionals focused on originating and supporting the SBC loan origination business. We also offer construction and permanent financing for the preservation and construction of affordable housing, primarily utilizing tax-exempt bonds through Red Stone, which employs 23 professionals focused on originating and supporting the SBC loan origination business.

We originate SBC commercial loans generally ranging in initial principal amount of between $500,000 and $40 million, and typically with an average duration of approximately two to six years at origination. Our origination platform, which focuses on first mortgage loans, provides conventional SBC mortgage financing for the full life-cycle of SBC properties nationwide through the following programs:

●	Bridge loans. Loans for the acquisition of properties requiring more substantial expenditures for stabilization, secured by multifamily, office, retail, mixed use or warehouse properties. The loans are generally interest-only and have a typical initial maturity profile of two to four years.

●	Fixed rate loans. Loans for the acquisition or refinancing of stabilized properties secured by multifamily, office, retail, mixed use or warehouse properties. The loans are typically amortizing and have maturities of five to 20 years.

●	Construction loans. Origination of loans and ownership of construction and pre-construction development loans that typically have a short-term maturity profile.

●	Freddie Mac loans. Origination of loans in initial principal amounts ranging from $1 million to $7.5 million secured by multifamily properties under the Freddie Mac SBL program and loans for developers/owners of multi-family affordable rental housing utilizing streamlined tax-exempt and taxable financing solutions. We sell qualifying loans to Freddie Mac, which, in turn, sells such loans to securitization structures.

The following table summarizes the loan features of ReadyCap Commercial’s product types.

As of December 31, 2022, we have originated approximately $16.2 billion in SBC loans since Ready Capital’s inception.

The chart below summarizes our annual SBC loan originations since 2019.

Originated SBC loans held in our portfolio had a UPB of $7.6 billion and carrying value of $7.5 billion as of December 31, 2022. Such loans, substantially all of which are performing loans, represented approximately 72.0% of the UPB and 72.2% of the carrying value of our total loan portfolio.

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

The table below summarizes our originated SBC loan securitization activities.

					December 31, 2022
(in millions)	Asset Class	Issuance	Bonds Issued	Weighted Average Debt Cost	Outstanding Balances
RCMT 2014-1	SBC Originated Conventional	September 2014	$181.7	3.2%	$—
RCMT 2015-2	SBC Originated Conventional	November 2015	218.8	4.0%	30.3
FRESB 2016-SB11	Originated Agency Multi-family	January 2016	110.0	2.8%	15.4
FRESB 2016-SB18	Originated Agency Multi-family	July 2016	118.0	2.2%	14.5
RCMT 2016-3	SBC Originated Conventional	November 2016	162.1	3.4%	40.5
FRESB 2017-SB33	Originated Agency Multi-family	June 2017	197.9	2.6%	67.6
RCMF 2017-FL1	SBC Originated Bridge	August 2017	198.8	L + 139 bps	—
FRESB 2018-SB45	Originated Agency Multi-family	January 2018	362.0	2.8%	134.8
RCMT 2018-4	SBC Originated Conventional	March 2018	165.0	3.8%	74.4
RCMF 2018-FL2	SBC Originated Bridge	June 2018	217.1	L + 121 bps	—
FRESB 2018-SB52	Originated Agency Multi-family	September 2018	505.0	2.9%	336.5
FRESB 2018-SB56	Originated Agency Multi-family	December 2018	507.3	3.6%	310.6
RCMT 2019-5	SBC Originated Conventional	January 2019	355.8	4.1%	152.2
RCMF 2019-FL3	SBC Originated Bridge	April 2019	320.2	L + 133 bps	112.4
RCMT 2019-6	SBC Originated Conventional	November 2019	430.7	3.2%	261.7
RCMF 2020-FL4	SBC Originated Bridge	June 2020	405.3	L + 290 bps	274.4
KCMT 2020-S3	SBC Originated Conventional	September 2020	263.2	5.3%	202.2
RCMF 2021-FL5	SBC Originated Bridge	March 2021	628.9	L + 140 bps	533.1
RCMF 2021-FL6	SBC Originated Bridge	August 2021	652.5	L + 120 bps	611.5
RCMF 2021-FL7	SBC Originated Bridge	November 2021	927.2	L + 150 bps	917.7
RCMF 2022-FL8	SBC Originated Bridge	March 2022	1,135.0	SOFR + 250 bps	1,135.0
RCMT 2022-7	SBC Originated Conventional	April 2022	276.8	4.1%	274.9
RCMF 2022-FL9	SBC Originated Bridge	June 2022	754.2	SOFR + 341 bps	733.5
RCMF 2022-FL10	SBC Originated Bridge	October 2022	860.1	SOFR + 326 bps	859.4
Total			$9,953.6	5.3%	$7,092.6

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

Acquired SBC loans held in our portfolio had a UPB of $2.0 billion and a carrying value of $2.0 billion as of December 31, 2022. Such loans represented approximately 18.9% of the UPB and 18.9% of the carrying value of our total loan portfolio.

The table below presents information on our acquired loan portfolio by delinquency status.

	December 31, 2022
(in thousands)	UPB	% of Total	Carrying Value (1)	% of Total
Current and less than 30 days past due	$1,881,850	94.8%	$1,873,321	95.0%
30 - 59 days past due	738	0.1	698	0.1
60 + days past due	97,954	4.9	95,523	4.8
Bankruptcy / Foreclosure	3,573	0.2	2,450	0.1
Total	$1,984,115	100.0%	$1,971,992	100.0%
(1) Includes loan assets of consolidated VIEs and excludes specific and general allowance for loan losses

The table below presents our acquired loan securitization activities.

					December 31, 2022
(in millions)	Asset Class	Issuance	Bonds Issued	Weighted Average Debt Cost	Outstanding Balance
WVMT 2011-SBC1	SBC Acquired Loans - NPL	February 2011	$40.5	7.0%	$—
WVMT 2011-SBC2	SBC Acquired Loans	March 2011	97.7	5.1	—
WVMT 2011-SBC3	SBC Acquired Loans - NPL	October 2011	143.4	6.4	—
SCML 2015-SBC4	SBC Acquired Loans - NPL	August 2015	125.4	4.0	—
SCMT 2017-SBC6	SBC Acquired Loans	August 2017	154.9	3.5	22.6
SCMT 2018-SBC7	SBC Acquired Loans	November 2018	217.0	4.7	—
SCMT 2019-SBC8	SBC Acquired Loans	June 2019	306.5	2.9	151.9
SCMT 2020-SBC9	SBC Acquired Loans	June 2020	203.6	3.7	—
SCMT 2021-SBC10	SBC Acquired Loans	May 2021	232.6	1.6	137.8
Total			$1,521.6	3.8%	$312.3

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

SBA Section 7(a) Program key features include:

●	The use of proceeds on fixed assets, working capital, real estate, business start-up costs, purchase an existing business or refinancing business debt.

●	Maximum loan amount of $5 million;

●	Real estate loans have a 25 year maturity while all other loan purposes have a ten year maturity;

●	Interest rates are negotiated between applicant and lender and are subject to maximums. The current maximums are Prime Rate plus 2.25% for maturities fewer than seven years and Prime Rate plus 3.00% for maturities of seven years or longer. Spreads on loans with an initial UPB below $50,000 have higher maximums;

●	The guaranty fee is based on the loan’s maturity and dollar amount guaranteed. The lender initially pays the guaranty fee and has the option to pass the expense on to the borrower at closing. For loans with a maturity of 12 months or less, the upfront guaranty fees are: i) For loans of $500,000 or less: 0.00% ii) For loans greater than $500,000: 0.25% of the guaranteed portion. For loans with a maturity that exceeds 12 months, the upfront guaranty fees are: i) For loans of $500,000 or less: 0.00% ii) For loans of $500,001 to $700,000: 0.55% of the guaranteed portion iii) For loans of $700,001 to $1,000,000: 1.05% of the guaranteed portion iv) For loans of $1,000,001 to $5,000,000: 3.5% of the guaranteed portion up to $1,000,000, plus 3.75% of the guaranteed portion over $1,000,000;

●	The annual service fee will be i) For loans of $500,000 and less: 0.00%. ii) For loans of $500,001 up to and including $5,000,000: 0.55% of the guaranteed portion of the outstanding balance of the loan;

●	From December 27, 2020 to September 23, 2021, a temporary fee reduction was put in place by the SBA for all 7(a) loans for which an application was approved, as part of the Economic Aid Act. The act stated that for all such eligible 7(a) loans: a) the SBA Guaranty Fee (Upfront Fee) would be reduced to zero (including the guarantee fee of 1/4 of one percent of the guaranteed portion of a loan with a maturity of 12 months or less); and b) The Lender's Annual Service Fee (SBA On-Going Guaranty Fee) would be reduced to zero; and

●	A personal guarantee is required from all owners of 20% or more of the equity of the business. Lenders can require personal guarantees of owners with less than 20% ownership.

The illustration below presents our return on equity related to the SBA Section 7(a) Program generated through the retained yield on the unguaranteed principal balance and sale premium and retained servicing on the guaranteed principal balance.

We actively participated in the Paycheck Protection Program (“PPP”) through the United States Department of the Treasury and SBA, prior to the termination of the PPP in May 2021. PPP loans have: (a) an interest rate of 1.0%, (b) a five-year loan term to maturity for loans made on or after June 5, 2020 (loans made prior to June 5, 2020 have a two-year term, however borrowers and lenders may mutually agree to extend the maturity for such loans to five years); and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA guaranteed 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, was eligible to be reduced by the loan forgiveness amount under the PPP. These loans also earned an origination fee of 1% to 5%, depending on the loan size.

We have originated over $1.8 billion in SBA loans since our program’s inception in mid-2015, excluding PPP loans. Our acquired and originated SBA loans held in our loan portfolio, excluding PPP loans, had a UPB of $622.3 million and a carrying value of $599.8 million as of December 31, 2022.

The table below presents our SBA Section 7(a) Program loan portfolio by delinquency status.

	December 31, 2022
(in thousands)	UPB	% of Total	Carrying Value (1)	% of Total
Current and less than 30 days past due	$606,962	97.5%	$586,125	97.7%
30 - 59 days past due	7,296	1.2	6,946	1.2
60 + days past due	7,992	1.3	6,724	1.1
Total	$622,250	100.0%	$599,795	100.0%
(1) Includes loan assets of consolidated VIEs and excludes specific and general allowance for loan losses.

The table below presents information on our sales of originated SBA loans.

(in thousands)	Proceeds Received for Sale of Guaranteed Portion of Loans	UPB Sold	Net Proceeds	Weighted Average Sales Premium (1)
Q1 2020	$51,964	$47,427	$4,537	9.6%
Q2 2020	18,597	16,917	1,680	9.9
Q3 2020	44,367	39,635	4,732	11.9
Q4 2020	83,437	74,730	8,707	11.7
Q1 2021	41,197	36,496	4,701	12.9
Q2 2021	115,999	102,517	13,482	13.2
Q3 2021	122,568	109,203	13,365	12.2
Q4 2021	93,818	84,146	9,672	11.5
Q1 2022	67,257	60,323	6,934	11.5
Q2 2022	109,287	99,827	9,460	9.5
Q3 2022	105,351	97,025	8,326	8.6
Q4 2022	109,874	101,956	7,918	7.8
Total	$963,716	$870,202	$93,514	10.7%
(1) Weighted average sales premiums are net after sharing any premiums above 10% with the SBA

The table below presents our securitization activities on the unguaranteed retained portion of our SBA Section 7(a) Program loans.

					December 31, 2022
(in millions)	Asset Class	Issuance	Bonds Issued	Weighted Average Debt Cost	Outstanding Balance
RCLT 2015-1	SBA 7(a) Loans	June 2015	$189.5	Lesser of L + 125 bps or Prime -150 bps	$—
RCLT 2019-2	SBA 7(a) Loans	December 2019	131.0	L + 250 bps	49.0

Residential Mortgage Originations

GMFS currently originates loans that are eligible to be purchased, guaranteed or insured by Fannie Mae, Freddie Mac, Ginnie Mae, FHA, VA and USDA through retail, correspondent and broker channels. These include prime, subprime and alternative-A and alternative-B mortgage loans, which may be adjustable-rate, hybrid and/or fixed-rate residential mortgage loans and pay option adjustable rate mortgage loans (“ARMs”). GMFS is licensed in 18 states and provides a wide range of residential mortgage services, including home purchase financing, mortgage refinancing, reverse mortgages, new construction loans and condo financing. GMFS operates through 14 retail branches located in Louisiana, Georgia, Mississippi, Alabama, and Texas and employs both a servicing retained and servicing released execution strategy. During 2022, GMFS retained approximately 99% of loans originated. Our residential mortgage loan portfolio represented approximately 1.3% of the UPB and 1.4% of the carrying value of our total loan portfolio as of December 31, 2022.

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

As of December 31, 2022, we had a recourse leverage ratio of 1.5x consisting of 0.8x on warehouse credit facilities and borrowings under repurchase agreements, excluding agency, 0.6x on corporate debt and 0.1x on agency secured borrowings.

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

CORPORATE GOVERNANCE

Our board of directors has adopted guidelines which addresses processes and procedures used to manage company affairs and includes the structure and balance of power between management and the board. These Corporate Governance Guidelines include the composition of our board of directors, its functions and responsibilities, its standing committees, director qualification standards, access to management and independent advisors, director compensation, management succession, director orientation and continuing education and the annual performance evaluation and review of our board of directors and committees. In accordance with NYSEs independence standards, a majority of the directors serving on our board are independent. The Audit, Nominating and Corporate Governance and Compensation Committees of our board of directors are composed exclusively of independent directors.

We strive to maintain a workplace with the highest ethical standards of professional conduct in all business relationships which include:

●	Adopting a Code of Conduct and Ethics policy, which covers a wide range of business practices and procedures, that applies to our officers, directors, employees, if any, and independent contractors, to Waterfall and Waterfall’s officers and employees, and to any of our affiliates or affiliates of Waterfall, and such affiliates’ officers and employees, who provide services to us or Waterfall with respect to our Company.

●	Implementing a Whistleblowing Procedures for Accounting and Auditing Matters and Code of Conduct and Ethics Violations (the “Whistle-blower Policy”) that set forth procedures by which any Covered Persons (as defined in the Whistle-blower Policy) may raise, on a confidential basis, concerns regarding, among other things, any questionable or unethical accounting, internal accounting controls or auditing matters and any potential violations of the Code of Conduct and Ethics with our Audit Committee or the Chief Compliance Officer.

●	Adopting an Insider Trading Policy for Trading in the Securities of our Company (the “Insider Trading Policy”), that governs the purchase or sale of our securities by any of our directors, officers, and associates (as defined in

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

HUMAN CAPITAL MANAGEMENT

We are managed by Waterfall pursuant to the management agreement. Our Chief Financial Officer, Chief Operating Officer and Chief Credit Officer are dedicated exclusively to us, along with several of Waterfall’s accounting professionals and an information technology professional who are also dedicated primarily to us. We or Waterfall may in the future hire additional personnel that may be dedicated to our business however, other than our Chief Financial Officer, Chief Operating Officer and Chief Credit Officer, Waterfall is not obligated under the management agreement to dedicate any of its personnel exclusively to our business, nor is it or its personnel obligated to dedicate any specific portion of its or their time to our business. Accordingly, with the exception of our Chief Financial Officer, Chief Operating Officer and Chief Credit Officer, our executive officers are not required to devote any specific amount of time to our business. We are responsible for the costs of our own employees. In our recruitment efforts, we strive to have a diverse group of candidates to consider for roles and aim to both attract and retain exceptionally skilled employees though a culture designed to foster and encourage performance, integrity, and inclusion. Waterfall and our Company invest heavily in developing and supporting our employees throughout their careers and are committed to ensuring that they are engaged both professionally and socially as we believe our people are the foundation of our success. We encourage the professional development of our employees through regular in-person trainings and online learning resources and strive to maintain a work environment that fosters professionalism, high standards of business ethics, teamwork and cooperation. With the exception of ReadyCap Commercial, ReadyCap Lending, Knight Capital, Red Stone and GMFS (each of which is our subsidiary), which employ their own personnel, we do not expect to have our own employees.  Our corporate headquarters are located at 1251 Avenue of the Americas, 50th Floor, New York, NY 10020, and our telephone number is (212) 257-4600.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below are the name, age, positions with our Company and Waterfall and certain biographical information for our executive officers and other key personnel.

Thomas E. Capasse, 65 is our Chairman of the Board of Directors, Chief Executive Officer and Chief Investment Officer. He is a Manager and co-founder of Waterfall. Prior to founding Waterfall, Mr. Capasse managed the principal finance groups at Greenwich Capital from 1995 until 1997, Nomura Securities from 1997 until 2001, and Macquarie Securities from 2001 until 2004. Mr. Capasse has significant and long-standing experience in the securitization market as a founding member of Merrill Lynch’s ABS Group (1983 – 1994) with a focus on MBS transactions (including the initial Subprime Mortgage and Manufactured Housing ABS) and experience in many other ABS sectors. Mr. Capasse began his career as a fixed income analyst at Dean Witter and Bank of Boston. Mr. Capasse received a Bachelor of Arts degree in Economics from Bowdoin College in 1979.

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

Thomas Buttacavoli, 46 was the Chief Investment Officer and Portfolio Manager of our SBC loan portfolio until November 2022. He was a Manager, Managing Director and co-founder of Waterfall. Prior to joining Waterfall in 2005, Mr. Buttacavoli was a Structured Finance Analyst specializing in intellectual property securitization at Licent Capital. Prior to joining Licent Capital, he was a Strategic Planning Analyst at BNY Capital Markets. Mr. Buttacavoli started his career as a Financial Analyst within Merrill Lynch’s Partnership Finance Group. Mr. Buttacavoli received a Bachelor of Arts degree in Finance and Accounting from New York University’s Stern School of Business in 1999. On November 16, 2022, Mr. Buttacavoli tendered his resignation as Chief Investment Officer and Portfolio Manager and the board of directors appointed Thomas E. Capasse to serve as the Chief Investment Officer of the Company.

Andrew Ahlborn, 39 is our Chief Financial Officer. Mr. Ahlborn joined Waterfall in 2010 and was previously our Controller. Prior to joining Waterfall, he worked in Ernst & Young, LLP's Financial Services Office. Mr. Ahlborn received a Bachelor of Science degree in Accounting from Fordham University's Gabelli School of Business and a Master of Business Administration through Columbia Business School. He is a licensed Certified Public Accountant in New York.

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

Adam Zausmer, 45 is our Chief Credit Officer. Prior to joining Waterfall in 2013, Mr, Zausmer was a Senior Underwriter with JPMorgan Chase’s Commercial Term Lending business. Prior to JPMorgan Chase, he was a Vice President on the Credit Risk Management team at Credit Suisse. Mr. Zausmer began his career as a Management Associate within Citigroup’s Global Shared Services division and transitioned to the Residential Real Estate business as a Senior Credit Risk Analyst. Mr. Zausmer received a Bachelor of Science degree in Business Administration from the University of Buffalo in 1999 and a Master of Science degree in Real Estate from New York University in 2007.

RECENT DEVELOPMENTS

On February 26, 2023, the Company entered into a definitive merger agreement with Broadmark Realty Capital Inc. (“Broadmark”), a specialty real estate finance company that specializes in originating and servicing residential and commercial construction loans. Upon completion of the merger, the Company is expected to have a pro forma equity capital base of $2.8 billion. Under the terms of the merger agreement, each share of Broadmark common stock will be converted into 0.47233 shares of the Company’s common stock, or a total of approximately 63 million shares of common stock. The respective closing stock prices for the Company and Broadmark on February 24, 2023 imply an offer price of $5.90 per Broadmark share, representing a 41% premium or approximately 0.85x tangible book value as of December 31, 2022. Upon the closing of the merger, Ready Capital stockholders are expected to own approximately 64% of the combined company’s stock, while Broadmark stockholders are expected to own approximately 36% of the combined company’s stock. In addition, Ready Capital will assume Broadmark’s outstanding senior unsecured notes. Based on the closing price of Ready Capital’s common stock on February 24, 2023, the market capitalization of the combined company is approximately $2.2 billion. The combined company will operate under the name “Ready Capital Corporation” and its shares will trade on the NYSE under the existing ticker symbol “RC”. Waterfall Asset Management, LLC will continue to manage the combined company.

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

Risks Related to Our Business

Difficult conditions in the mortgage, residential and commercial real estate markets, or in the financial markets and the economy generally, including market volatility, inflation, the outbreak of COVID-19 and the emergence and severity of variants, may cause us to experience market losses related to our holdings, and there is no assurance that these conditions will improve in the near future.

Our results of operations are materially affected by conditions in the mortgage market, the residential and commercial real estate markets, the financial markets and the economy generally. Difficult market conditions, as well as inflation, energy costs, geopolitical issues, health epidemics and outbreaks of contagious diseases, such as the outbreak of COVID-19, unemployment and the availability and cost of credit, can contribute to increased volatility and diminished expectations for the economy and markets. Since the onset of the global financial crisis, the U.S. mortgage market has been severely affected by changes in the lending landscape and has experienced defaults, credit losses and significant liquidity concerns, and there is no assurance that these conditions have fully stabilized or that existing conditions will not worsen. Disruptions in mortgage markets negatively impact new demand for real estate. Further, disruptions in the broader financial markets, including the occurrence of unforeseen or catastrophic events such as the outbreak of COVID-19 or other widespread health emergencies or terrorist attacks, could adversely affect our business and operations. Any such disruption could adversely impact our ability to raise capital, cause increases in borrower defaults and decreases in the value of our assets, cause continued interest rate volatility and movements that could make obtaining financing or refinancing our debt obligations more challenging or more expensive, and could lead to operational difficulties that could impair our ability to manage our business. A deterioration of the SBC or SBC ABS markets or the broader financial markets may cause us to experience losses related to our assets and to sell assets at a loss. Our profitability may be materially adversely affected if we are unable to obtain cost effective financing. A continuation or increase in the volatility and deterioration in the SBC and SBC ABS markets as well as the broader financial markets may adversely affect the performance and fair market values of our SBC loan and SBC ABS assets and may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

Inflation in the U.S. has accelerated recently and is currently expected to continue at an elevated level in the near-to medium-term, which may have an adverse impact on the valuation of our investments.

Heightened competition for workers, supply chain issues, the relocation of foreign production and manufacturing businesses to the U.S., and rising energy and commodity prices have contributed to increasing wages and other economic inputs. Inflation can negatively impact the profitability of real estate assets with long-term leases that do not provide for short-term rent increases or that provide for rent increases with a lower annual percentage increase than inflation. Continued inflation, particularly at higher levels, may have an adverse impact on the valuation of our investments.

We anticipate a significant portion of our investments will be in the form of SBC loans that are subject to risks, such as credit risk.

A loan is considered to be performing if the borrower is current on all contractual payments due for principal and interest during the most recent 90 days. We consider a loan to be non-performing if the borrower does not meet the criteria of a performing loan. Non-performing SBC loans are subject to increased risks of credit loss for a variety of reasons, including, the underlying property is too highly-leveraged or the borrower has experienced financial distress. Non-performing SBC loans may require a substantial amount of workout negotiations and/or restructuring, which may divert our attention from other activities and entail, among other things, a substantial reduction in the interest rate or capitalization of past due interest. However, even if restructurings are successfully accomplished, risks still exist that borrowers will not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity. Additional risks inherent in the acquisition of non-performing SBC loans include undisclosed claims, undisclosed tax liens that may have priority, higher legal costs and greater difficulties in determining the value of the underlying property.

As of December 31, 2022, the average loan-to-value (“LTV”) on the originated portfolio was 67.6%. The weighted average LTV of our acquired loans was 58.0% as of December 31, 2022. If such SBC loans with higher LTV ratios become delinquent, we may experience greater credit losses compared to lower-leveraged properties. Additional risks inherent in the acquisition of delinquent SBC loans include undisclosed claims, undisclosed tax liens that may have priority, higher legal costs and greater difficulties in determining the value of the underlying property.

The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets.

A portion of the SBC loans and ABS assets we own may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. Our real estate investments, including any properties acquired by us through foreclosure, are relatively illiquid and difficult to buy and sell quickly. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less value than the value at which we have previously recorded our assets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Our and Waterfall’s due diligence of potential SBC loans and ABS assets may not reveal all of the liabilities associated with and other combined weaknesses in such SBC loans and ABS assets, which could lead to investment losses.

Before making an investment, we and Waterfall calculate the level of risk associated with the SBC loan to be acquired or originated based on several factors which include the following: (i) a complete review of the seller’s data files, including data integrity, compliance review and custodial file review; (ii) rent rolls and other property operating data; (iii) personal credit reports of the borrower and owner and/or operator; (iv) property valuation review; (v) environmental review; and (vi) tax and title search. In making the assessment and otherwise conducting customary due diligence, we will employ standard documentation requirements and require appraisals prepared by local independent third-party appraisers. Additionally, we will seek to have sellers provide representations and warranties on SBC loans we acquire, and if we are unable to obtain representations and warranties, we will factor the increased risk into the price we pay for such loans. Despite our review process, there can be no assurance that our due diligence process will uncover all relevant facts or that any investment will be successful. Our financial condition and results of operations could be negatively impacted to the extent we rely on information that is misleading, inaccurate or incomplete.

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

Our success will depend, in part, on our ability to effectively analyze potential acquisition and origination opportunities in order to assess the level of risk-adjusted returns that we should expect from any particular investment. To estimate the value of a particular asset, we may use historical assumptions that may or may not be appropriate during the recent downturn in the real estate market and general economy. To the extent that we use historical assumptions that are inappropriate under current market conditions, we may overpay for an asset or acquire an asset that it otherwise might not acquire, which could have a material and adverse effect on our results of operations and our ability to make distributions to our stockholders.

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

In the future, it is possible that we may find it necessary or desirable to foreclose on certain SBC loans we acquire or originate, and the foreclosure process may be lengthy and expensive. Borrowers may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us including, without limitation, numerous lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action and force us into a modification of the SBC loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can sometimes take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process. Foreclosure may create a negative public perception of the related mortgaged property, resulting in a decrease in its value. Even if we are successful in foreclosing on an SBC loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the SBC loan, resulting in a loss to us. Furthermore, any costs or delays involved in the completion of a foreclosure of the SBC loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss. Any such reductions could materially and adversely affect the value of the commercial SBC loans in which we invest and, therefore, could have a material and adverse effect on our business, results of operations and financial condition.

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

One or more of our properties may incur a vacancy by either the continued default of a tenant under its lease or the expiration of one of our leases. Certain of our properties may be specifically suited to the particular needs of a tenant (e.g., a retail bank branch or distribution warehouse), and major renovations and expenditures may be required in order for us to re-lease vacant space for other uses. We may have difficulty obtaining a new tenant for any vacant space we have in our properties. If the vacancy continues for a long period of time, we may suffer reduced revenues, impacting our ability to make distributions to our stockholders. In addition, the resale value of a property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

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

We could face potential adverse effects from tenant defaults, bankruptcies or insolvencies.

The bankruptcy of our tenants may adversely affect the income generated by our properties. If our tenant files for bankruptcy, we generally cannot evict the tenant solely because of such bankruptcy. In addition, a bankruptcy court could authorize a bankrupt tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid and future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant would pay full amounts owed under the lease. Any shortfall resulting from the bankruptcy of one or more of our tenants could adversely affect our cash flow and results of operations.

Any mezzanine loan assets we may purchase or originate may involve greater risks of loss than senior loans secured by income-producing properties.

We may originate or acquire mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity or the assets of the entity may not be sufficient to satisfy its mezzanine loan. If a borrower defaults on any mezzanine loan we may purchase or originate, or debt senior to any such loan, or in the event of a borrower bankruptcy, such mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our initial expenditure. In addition, mezzanine loans may have higher LTVs than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to any mezzanine loans we may purchase or originate would result in operating losses for us and may limit our ability to make distributions to our stockholders.

We may be exposed to environmental liabilities with respect to properties to which we take title, which may in turn decrease the value of the underlying properties.

In the ordinary course of our business, we could be subject to environmental liabilities with respect to properties to which we take title. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity, and results of operations could be materially and adversely affected. In addition, an owner or operator of real property may become liable under various federal, state and local laws, for the costs of removal of certain hazardous substances released on its property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of an underlying property becomes liable for removal costs, the ability of the owner to make debt payments may be reduced, which in turn may adversely affect the value of the relevant mortgage-related assets held by us.

Investments outside the United States that are denominated in foreign currencies subject us to foreign currency risks and to the uncertainty of foreign laws and markets, which may adversely affect our distributions and our REIT status.

Our investments outside the United States denominated in foreign currencies subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our income and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. In addition, these investments subject us to risks of multiple and conflicting tax laws and regulations, other laws and regulations that may make foreclosure and the exercise of other remedies in the case of default more difficult or costly compared to U.S. assets, and political and economic instability abroad. Any such factors could adversely affect our receipt of returns on and distributions from these investments.

Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.

Significant movements in foreign currency exchange rates or change in monetary policy could affect our investments and may harm our financial results.

We are exposed to fluctuations in foreign currency exchange rates, particularly with respect to the Euro and the Pound Sterling (“GBP”). Any significant change in the value of the currencies of the countries in which we do business could have a material adverse effect on our business, financial condition and results of operations. For example, uncertainty surrounding the impact of the conflict between Russia and Ukraine, changes in monetary policies and the effects of the departure of the United Kingdom from the European Union (“Brexit”) have caused increased volatility in global currency exchange rates that have resulted in the strengthening of the U.S. dollar against the foreign currencies in which we conduct business. We currently hold, and may acquire in the future, investments that are denominated in GBP and EURs (including loans secured by assets located in the United Kingdom or Europe), as well as equity interests in real estate properties located in Europe. Our assets and liabilities denominated in GBP may be subject to increased risks related to these currency rate fluctuations and our net assets in U.S. dollar terms may decline. Currency volatility may mean that our assets and liabilities are adversely affected by market movements and may make it more difficult, or more expensive, for us to execute appropriate currency hedging policies.

The ongoing COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and to our business and may have an adverse impact on our performance, financial condition and results of operations.

In March 2020, the World Health Organization publicly characterized the outbreak of COVID-19 as a global pandemic. The COVID-19 pandemic has caused, and may continue to cause, significant disruptions to the U.S. and global economy and cause significant volatility and negative pressure in the financial markets. During the early part of the pandemic, the U.S. and global economy came under severe pressure due to numerous factors, including measures taken by governing authorities to prevent the spread of COVID-19, such as instituting quarantines, restrictions on travel, school closures, bans on public events and on public gatherings, “shelter in place” or “stay at home” rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. Many of such restrictions have since been lifted, and the unprecedented global impact of the COVID-19 pandemic appears to have largely subsided. However, the negative impacts of COVID-19 on the U.S. and global economy were quite severe and recovery is still in progress. The COVID-19 pandemic caused, and may continue to cause, disruption in real estate financing transactions and the commercial real estate market.

A resurgence of the COVID-19 pandemic or outbreaks of other highly infectious diseases could materially and adversely impact the value of our assets, our business, financial condition and results of operations and cash flows, and both our and Waterfall’s ability to operate successfully, particularly if business conditions, the regulatory environment or the public health situation returns to that experienced during the early part of the COVID-19 pandemic. Some of the factors that have either impacted us to date or may continue to affect us in the future include the following:

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

Our loans are generally secured by multifamily, office, retail, mixed use, commercial or warehouse properties and are subject to risks of delinquency, foreclosure and loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is primarily dependent upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be adversely affected by, but not limited to, the following:

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

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and limits the amount available for distribution to our stockholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure can be an expensive and lengthy process and foreclosing on certain properties where we directly hold the mortgage loan, and the borrower continues to default, could result in actions that could be costly to our operations, in addition to having a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

Our portfolio of assets may at times be concentrated in certain property types or secured by properties concentrated in a limited number of geographic areas, which increases our exposure to economic downturn with respect to those property types or geographic locations.

While we seek to diversify our portfolio of assets, we are not required to observe specific diversification criteria. Therefore, our portfolio of assets may, at times, be concentrated in certain property types that are subject to higher risk of foreclosure or secured by properties concentrated in a limited number of geographic locations.  Continued deterioration of economic conditions in states for which we have a significant concentration of borrowers could have a material and adverse effect on our business by reducing demand for new financings, limiting the ability of customers to repay existing loans and impairing the value of our real estate collateral and real estate owned properties. To the extent that our portfolio is concentrated in any region, or by type of property, downturns relating generally to such region, type of borrower or security may result in defaults on a number of our assets within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our ability to pay dividends to our stockholders.

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

Many of our borrowers are self-employed and may be more likely to default on their mortgage loans than salaried or commissioned borrowers as they generally have less predictable income. Many self-employed borrowers are small business owners who may be personally liable for their business debt. Consequently, a higher number of self-employed borrowers may result in increased defaults on the mortgage loans we originate or acquire and, therefore, could have a material and adverse effect on our business, results of operations and financial condition.

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

We are an approved Freddie Mac seller/servicer. As an approved seller/servicer, we are required to conduct certain aspects of our operations in accordance with applicable policies and guidelines published by Freddie Mac and we are required to pledge a certain amount of cash to Freddie Mac to collateralize potential obligations to it. Freddie Mac performed an audit during 2022 and as a result of that audit, ReadyCap Commercial and Red Stone received an overall assessment of Satisfactory. Failure to maintain our status as an approved seller/servicer would mean we would not be able to sell mortgage loans to Freddie Mac, could result in us being required to re-purchase loans previously sold to Freddie Mac, or could otherwise restrict our business and investment options and could harm our business and expose us to losses or other claims. Freddie Mac may, in the future, require us to hold additional capital or pledge additional cash or assets in order to maintain approved seller/servicer status, which, if required, would adversely impact our financial results. Loans sold to Freddie Mac that may be required to be re-purchased as of December 31, 2022 included 65 loans with a combined unpaid principal balance of $181.4 million.

Our acquisitions and the integration of acquired businesses subject us to various risks and may not result in all of the cost savings and benefits anticipated, which could adversely affect our financial condition or results of operations.

We have in the past and may in the future, seek to grow our business by acquiring other businesses that we believe will complement or augment our existing businesses. We cannot predict with certainty the benefits of such acquisitions, which often constitute multi-year endeavors. There is risk that our acquisitions may not have the anticipated positive results, including results relating to: correctly assessing the asset quality of the assets being acquired; the total cost and time required to complete the integration successfully; being able to profitably deploy funds acquired in an acquisition; or the overall performance of the combined entity.

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

We are subject to the unique risks related to integrating a constructing lending platform into our existing operations and the origination and ownership of construction loans.

The assets acquired from the Mosaic Funds in the Mosaic Mergers consisted in large part of construction loans. Construction loans are subject to additional risks as compared to loans secured by existing structures or land. Construction budgets may be unrealistic or unforeseen variables may arise, prolonging the development and increasing the costs of the construction project, which may delay the borrower’s ability to sell or rent the finished property, which would be the source of funds for repayment of the loan. While we expect to have reasonable procedures in place to manage construction funding loans, there can be no certainty that we will not suffer losses on construction loans. In addition, if a builder fails to complete a project, we may be required to complete the project. Any such default could result in a substantial increase in costs in excess of the original budget and delays in completion of the project.

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

Most mortgage loans and securitizations of mortgage loans require a servicer to manage collections for each of the underlying loans. Performing SBC loans (either loans purchased with historical activity, i.e., not originated, purchased in the secondary market or ReadyCap Commercial originations) will be securitized with us retaining the subordinate tranches. Non-performing SBC loans are serviced either through an approved SBC primary servicer providing both primary and special servicing or providing only primary servicing with special servicing contracted to smaller regionally-focused SBC operators and servicers. Servicers’ responsibilities include providing collection activities, loan workouts, modifications and refinancings, foreclosures, short sales, sales of foreclosed real estate and financings to facilitate such sales. Both default frequency and default severity of loans may depend upon the quality of the servicer. If a servicer is not vigilant in encouraging the borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If a servicer takes longer to liquidate non-performing assets, loss severities may be higher than originally anticipated. Higher loss severity may also be caused by less competent dispositions of real estate owned properties.

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

If a servicer were to go into bankruptcy, it may stop performing its servicing functions (including any obligations to advance moneys in respect of a mortgage loan) and it may be difficult to find a third party to act as that servicer’s successor. Alternatively, the servicer may take the position that unless the amount of its compensation is increased, or the terms of its servicing obligations are otherwise altered, it will stop performing its obligations as servicer. If it were to be difficult to find a third party to succeed the servicer, we may have no choice but to agree to a servicer’s demands. The servicer may also have the power, with the approval of the bankruptcy court, to assign its rights and obligations to a third party without our consent, and even over our objections, and without complying with the terms of the applicable servicing agreement. The automatic stay provisions of Title 11 of the United States Code (the “Bankruptcy Code”) would prevent (unless the permission of the bankruptcy court were obtained) any action by us to enforce the servicer’s obligations under its servicing agreement or to collect any amount owed to us by the servicer. The Bankruptcy Code also prevents the removal of the servicer as servicer and the appointment of a successor without the permission of the bankruptcy court or the consent of the servicer.

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

U.S. Federal government agencies, including the Federal Reserve, the Treasury Department and the SEC, as well as other governmental and regulatory bodies, have taken, are taking or may in the future take, various actions to address financial crises or other areas of national regulatory concern. Such actions could materially and adversely impact our business, results of operations and financial condition, and dramatically increase the cost of complying with any additional laws and regulations.  The elimination or reduction in scope of various existing laws and regulations could similarly materially and adversely impact our business, results of operations and financial condition. Any far-ranging government intervention in the U.S. economic and financial systems may carry unintended consequences and cause market distortions. We are unable to predict at this time the extent and nature of such unintended consequences and market distortions, if any. The inability to evaluate such potential impacts could have a material adverse effect on our business.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and liquidity and disputes between us and our joint venture partners.

We may make investments through joint ventures and such joint venture investments may involve risks not otherwise present when we make investments without partners, including the following:

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

Our investments may include subordinated tranches of ABS which are subordinate in right of payment to more senior securities.

Our investments may include subordinated tranches of ABS which are subordinated classes of securities in a structure of securities collateralized by a pool of assets consisting primarily of SBC loans and, accordingly, are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Additionally, estimated fair values of these subordinated interests tend to be more sensitive to changes in economic conditions than more senior securities. As a result, such subordinated interests generally are not actively traded and may not provide holders thereof with liquid investments.

In certain cases we may not control the special servicing of the mortgage loans included in the securities in which we may invest in, and in such cases, the special servicer may take actions that could adversely affect our interests.

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

We believe that certain of our subsidiaries qualify to be excluded from the definition of investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exception generally requires that at least 55% of such subsidiaries’ assets must be comprised of qualifying assets and at least 80% of their total assets must be comprised of qualifying assets and real estate-related assets under the 1940 Act. We will treat as qualifying assets for this purpose SBC loans and other mortgages, in each case meeting certain other qualifications based upon SEC staff no-action letters. Although SEC staff no-action letters have not specifically addressed the categorization of these types of assets, we will also treat as qualifying assets for this purpose bridge loans wholly-secured by first priority liens on real estate that provide interim financing to borrowers seeking short-term capital (with terms of generally up to three years), MBS representing ownership of an entire pool of mortgage loans, and real estate-owned properties that may be acquired in connection with mortgage loan foreclosures. We expect each of our subsidiaries relying on Section 3(c)(5)(C) may invest an additional 25% of its assets in either qualifying assets or in other types of mortgages, interests in MBS or other securitizations, securities of REITs, and other real estate-related assets. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC, or its staff, or if such guidance has not been published, on our own analyses to determine which assets are qualifying real estate assets and real estate-related assets. To the extent that the SEC, or its staff, publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. Although we intend to monitor our portfolio periodically and prior to each investment acquisition, there can be no assurance that we will be able to maintain an exclusion for these subsidiaries. In addition, we may be limited in our ability to make certain investments and these limitations could result in the subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

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

The working capital advances we provide to small businesses may become uncollectible, and large amounts of uncollectible advances may adversely affect our performance.

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

ASC 326, Financial Instruments-Credit Losses, became effective for us on January 1, 2020 and replaced the “incurred loss” methodology previously required by accounting principles generally accepted in the United States of America (“GAAP”) with an expected loss model known as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is to be based on past events including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter.

Risks Related to Our Relationship with Waterfall

We depend on Waterfall and its key personnel for our success. We may not find a suitable replacement for Waterfall if the management agreement is terminated, or if key personnel leave the employment of Waterfall or otherwise become unavailable to us.

We are dependent on Waterfall for our day-to-day management. Our Chief Financial Officer, Chief Operating Officer and Chief Credit Officer, who are employed by Waterfall, are dedicated exclusively to our business, along with several of Waterfall’s accounting professionals who are also dedicated exclusively to our business. In addition, Waterfall or our Company may in the future hire additional personnel that may be dedicated to our business. However, other than our Chief Financial Officer, Chief Operating Officer and Chief Credit Officer, Waterfall is not obligated under the management agreement to dedicate any of its personnel exclusively to our business, nor is it or its personnel obligated to dedicate any specific portion of its or their time to our business. We will also be responsible for the costs of our own employees. However, with the exception of our subsidiaries, which will employ their own personnel, we do not expect to have our own employees. Accordingly, we believe that our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the executive officers and key personnel of Waterfall. The executive officers and key personnel of Waterfall will evaluate, negotiate, structure, close and monitor our acquisitions of assets, and our success will depend on its continued service. The departure of any of the executive officers or key personnel of Waterfall could have a material adverse effect on our performance. In addition, we offer no assurance that Waterfall will remain our manager or that we will continue to have access to Waterfall’s principals and professionals. The current term of our management agreement runs through October 31, 2023 and, unless terminated in accordance with its terms, our management agreement will automatically renew for a successive one-year term on each anniversary thereafter. If the management agreement is terminated and no suitable replacement is found to manage the Company, we may not be able to execute our business plan.

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

Risks Related to Our Residential Mortgage Lending Business

Interest rate mismatches between our ARMs and our borrowings used to fund our purchases of these assets may cause us to suffer losses.

We will likely fund our residential mortgage loans with borrowings that have interest rates that adjust more frequently than the interest rate indices and repricing terms of ARMs. Accordingly, if short-term interest rates increase, our borrowing costs may increase faster than the interest rates on our ARMs adjust. As a result, in a period of rising interest rates, we could experience a decrease in net income or a net loss.

In most cases, the interest rate indices and repricing terms of ARMs and our borrowings are not identical, thereby potentially creating an interest rate mismatch between our investments and our borrowings. While the historical spread between relevant short-term interest rate indices has been relatively stable, there have been periods when the spread between these indices was volatile. During periods of changing interest rates, these interest rate index mismatches could reduce our net income or produce a net loss, and adversely affect the level of our dividends and the market price of our common stock.

In addition, ARMs are typically subject to lifetime interest rate caps that limit the amount an interest rate can increase through the maturity of the ARMs. However, our borrowings under repurchase agreements typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps could limit the interest rates on these types of assets. This problem is magnified for ARMs that are not fully indexed. Further, some ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less income on these types of assets than we need to pay interest on our related borrowings. These factors could reduce our net interest income and cause us to suffer a loss during periods of rising interest rates.

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

Mortgage loans also are subject to various other federal laws, including, among others:

●	the Equal Credit Opportunity Act of 1974, as amended, and Regulation B promulgated thereunder, which prohibit discrimination on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act of 1968, as amended, in the extension of credit;

●	the Truth in Lending Act, as amended (“TILA”) and Regulation Z promulgated thereunder, which both require certain disclosures to the mortgagors regarding the terms of residential loans;

●	the Real Estate Settlement Procedures Act, as amended (“RESPA”) and Regulation X promulgated thereunder, which (among other things) prohibit the payment of referral fees for real estate settlement services (including mortgage lending and brokerage services) and regulate escrow accounts for taxes and insurance and billing inquiries made by mortgagors;

●	the Americans with Disabilities Act of 1990, as amended, which, among other things, prohibits discrimination on the basis of disability in the full and equal enjoyment of the goods, services, facilities, privileges, advantages or accommodations of any place of public accommodation;

●	the Fair Credit Reporting Act of 1970, as amended, and Regulation V promulgated thereunder, which regulates the use and reporting of information related to the borrower’s credit history;

●	the Consumer Financial Protection Act, enacted as part of the Dodd-Frank Act, which (among other things) created the CFPB and gave it broad rulemaking, supervisory and enforcement jurisdiction over mortgage lenders and servicers, and proscribes any unfair, deceptive or abusive acts or practices in connection with any consumer financial product or service;

●	the Fair Debt Collection Practices Act, which prohibits a debt collector from using abusive, unfair or deceptive practices to collect debts;

●	the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 ("S.A.F.E. Act"), under which residential mortgage loan originators employed by financial institutions, must register with the Nationwide Mortgage Licensing System and Registry, obtain a unique identifier from the registry, and maintain their registration in order to originate residential mortgage loans;

●	the Home Equity Loan Consumer Protection Act of 1988, which requires additional disclosures and limits changes that may be made to the loan documents without the mortgagor’s consent, and restricts a mortgagee’s ability to declare a default or to suspend or reduce a mortgagor’s credit limit to certain enumerated events;

●	the Depository Institutions Deregulation and Monetary Control Act of 1980, which pre-empts certain state usury laws;

●	the Dodd-Frank Act, including as described above;

●	the Service Members Civil Relief Act, as amended, which provides relief to borrowers who enter into active military service or who were on reserve status but are called to active duty after the origination of their mortgage loans;

●	the Right to Financial Privacy Act, which, among other requirements, imposes a duty to maintain confidentiality of consumer financial records;

●	the Fair Housing Act of 1968, which, among other things, prohibits discrimination on the basis of race, religion, sex, disability, family status, and national origin;

●	the Home Mortgage Disclosure Act, which requires certain financial institutions to publicly disclose information about home mortgages; and

●	the Alternative Mortgage Transaction Parity Act of 1982, which pre-empts certain state lending laws which regulate alternative mortgage transactions.

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

Loan modification and refinance programs may adversely affect the performance of residential mortgage loans. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on residential mortgage loans and our other target assets that we may purchase.

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

The integrity of the servicing and foreclosure processes are critical to the value of the residential mortgage loans and the RMBS collateralized by residential mortgage loans in which we will invest, and our financial results could be adversely affected by deficiencies in the conduct of those processes. For example, delays in the foreclosure process that have resulted from investigations into improper servicing practices may adversely affect the values of, and our losses on, the residential mortgage loans we own or may originate or acquire. Foreclosure delays may also increase the administrative expenses of any securitization trusts that we may sponsor, thereby reducing the amount of funds available for distribution to our stockholders. In addition, the subordinate classes of securities issued by any such securitization trusts may continue to receive interest payments while the defaulted loans remain in the trusts, rather than absorbing the default losses. This may reduce the amount of credit support available for the senior classes we may own, thus possibly adversely affecting these securities.

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

Fannie Mae, Freddie Mac and Ginnie Mae generally require mortgage servicers to be paid a minimum servicing fee that significantly exceeds the amount a servicer would charge in an arm’s-length transaction. Our residential MSRs are recorded at fair value on our balance sheet based upon significant estimates and assumptions, with changes in fair value included in our consolidated results of operations. Such estimates and assumptions would include, without limitation, estimates of future cash flows associated with our residential MSRs based upon assumptions involving interest rates as well as the prepayment rates, delinquencies and foreclosure rates of the underlying serviced mortgage loans.

The ultimate realization of the value of MSRs may be materially different than the fair values of such MSRs as reflected in our financial statements as of any particular date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows. Accordingly, there may be material uncertainty about the value of our MSRs.

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

We will hold and may originate or acquire additional residential mortgage loans collateralized by subprime mortgage loans, which are subject to increased risks.

We will hold and may originate or acquire additional subprime residential mortgage loans backed by collateral pools of subprime mortgage loans that have been originated using underwriting standards that are less restrictive than those used in underwriting other higher quality mortgage loans. These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent years experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans, the performance of subprime mortgage loans that we hold and may originate or acquire could be correspondingly adversely affected, which could adversely impact our consolidated results of operations, financial condition and business.

Deficiencies in the underwriting of newly originated residential mortgage loans may result in an increase in the severity of losses on our residential mortgage loans.

The underwriting of newly originated residential mortgage loans is different than the underwriting and investment process related to seasoned mortgage loans, which focuses, in part, on performance history. Prior to originating or acquiring residential mortgage loans or other assets, GMFS or other subsidiaries may undertake underwriting and due diligence efforts with respect to various aspects of the loan or asset. When underwriting or conducting due diligence, GMFS, or other subsidiaries, rely on available resources, data and investigations by third parties, which may be limited. The mortgage loan originator may also only conduct due diligence on a sample of a pool of loans or assets it is acquiring and assume that the sample is representative of the entire pool. These underwriting and due diligence efforts may not reveal matters that could lead to losses. If the underwriting process is not robust enough or if we do not conduct adequate due diligence, or the scope of the underwriting or due diligence is limited, we may incur losses.

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

The United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, has announced that the most  commonly used tenors (overnight and one, three, six and 12 months) will cease to be published or will no longer be representative after June 30, 2023. The FCA's announcement coincided with the March 5, 2021, announcement of LIBOR's administrator, the ICE Benchmark Administration Limited (“IBA”), indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. These announcements mean that any of our LIBOR-based borrowings and assets that mature beyond June 30, 2023 need to be converted to alternative interest rates. Many of our counterparties are now subject to regulatory guidance not to enter new LIBOR contracts except in limited circumstances.

The Alternative Reference Rates Committee (“ARRC”), a group of private-market participants convened by the U.S. Federal Reserve Board and the New York Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”), a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as a more robust reference rate alternative to U.S. dollar LIBOR. The use of SOFR as a substitute for U.S. dollar LIBOR is voluntary and may not be suitable for all market participants. To approximate economic equivalence to LIBOR, SOFR can be compounded over a relevant term and a spread adjustment may be added.  There are significant differences between

LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our results. Although SOFR is the ARRC's recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher borrowing costs for us. It is not yet possible to predict the magnitude of LIBOR's end on our borrowing costs given the uncertainty about which rates will replace LIBOR and the timing of actual replacement. Market practices related to SOFR calculation conventions continue to develop and may vary, and inconsistent calculation conventions may develop among financial products.

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

We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. Because the impact of LIBOR cessation is dependent on unknown future facts, the language of individual contracts, and the outcome of potential future legislation or litigation, it is not currently practical for our valuation models to account for the cessation of LIBOR.

The process of transition involves operational risks. References to LIBOR may be embedded in computer code or models, and we may not identify and correct all of those references. Because compounded SOFR is backward-looking rather than forward-looking, parties making or receiving LIBOR-based payments may be unable to calculate payment amounts until the day that payment is due. Proposed mechanisms to solve the operational timing issue may result in a payment amount that does not fully reflect interest rates during the calculation period.

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

Through certain of our subsidiaries, we may engage in securitization transactions relating to mortgage loans, which would expose us to potentially material risks.

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

We record derivative and hedging transactions in accordance with GAAP. Under these standards, we may fail to qualify for, or choose not to elect, hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the definition of a derivative (such as short sales), we fail to satisfy hedge documentation, and hedge effectiveness assessment requirements or our instruments are not highly effective. If we fail to qualify for, or choose not to elect, hedge accounting treatment, our operating results may be volatile because changes in the fair value of the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction or item.

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

To qualify as a REIT, we must generally ensure that at least 75% of our gross income for each taxable year, excluding certain amounts, is derived from certain real property-related sources, and at least 95% of our gross income for each taxable year, excluding certain amounts, is derived from certain real property-related sources and passive income such as dividends and interest. In addition, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans. The remainder of our investment in securities (other than government securities and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer.

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

Our taxable income may substantially exceed our net income as determined under U.S. GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, it is likely that we will acquire assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. Under tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which was signed into law on December 22, 2017, we generally will be required to recognize certain amounts in income no later than the time such amounts are reflected on our financial statements.  The application of this rule may require the accrual of income earlier than would be the case under the otherwise applicable tax rules.  Although the precise application of this rule is not entirely clear, final regulations generally exclude, among other items, OID and market discount income from the applicability of this rule.

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

We may acquire mortgage loans or other debt instruments in the secondary market for less than their face amount. The discount at which such securities are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Market discount generally accrues on the basis of the constant yield to maturity of the debt instrument based generally on the assumption that all future payments on the debt instrument will be made. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. In particular, payments on mortgage loans are ordinarily made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on a debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deduction in a subsequent taxable year. In addition, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under applicable Treasury Regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt, even if the value of the debt or the payment expectations have not changed.

In the event that any mortgage loans or other debt instruments acquired by us are delinquent as to mandatory principal and interest payments, or in the event a borrower with respect to a particular debt instrument acquired by us encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. While we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the loss would likely be treated as a capital loss, and the utility of that loss would therefore depend on our having capital gain in that later year or thereafter.

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

In addition, if we realize excess inclusion income and allocate it to our stockholders, this income cannot be offset by net operating losses of our stockholders. If the stockholder is a tax-exempt entity and not a disqualified organization, then this income is fully taxable as unrelated business taxable income under Section 512 of the Code. If the stockholder is a non-U.S. person, it would be subject to U.S. federal income tax withholding on this income without reduction or exemption pursuant to any otherwise applicable income tax treaty. If the stockholder is a REIT, a Regulated Investment Company, common trust fund or other pass-through entity, our allocable share of its excess inclusion income could be considered excess inclusion income of such entity. Accordingly, such investors should be aware that a portion of our income may be considered excess inclusion income.

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

Many of our debt and interest rate hedge agreements are linked to U.S. dollar LIBOR. We may have to renegotiate such LIBOR- based instruments to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR- based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. Finalized Treasury Regulations, effective March 7, 2022, treat certain modifications that would have been taxable events under previous law as non-taxable events. The Treasury Regulations also permit REMICs to make certain modifications without losing REMIC qualification. The Treasury Regulations do not discuss REIT-specific issues of modifications to LIBOR-based instruments. The IRS has also issued Revenue Procedure 2020-44, which provides additional guidance to facilitate the market’s transition from LIBOR rates. This guidance clarifies the treatment of certain debt instruments modified to replace LIBOR- based terms. We will attempt to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we will succeed.

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

Certain provisions of the Maryland General Corporation Law (“MGCL”) may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:

●	“business combination" provisions of the MGCL that, subject to limitations, prohibit certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of our then outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, impose fair price and/or supermajority stockholder voting requirements on these combinations;

●	"control share" provisions of the MGCL that provide that a holder of "control shares" of a Maryland corporation (defined as shares which, when aggregated with all other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of issued and outstanding "control shares") has no voting rights with respect to such shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and personnel who are also directors; and

●	"unsolicited takeover" provisions of the MGCL that permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not yet have.

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

If we decide to issue additional debt securities in the future, which may rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any equity securities or convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in the Company.

We cannot assure our ability to pay distributions in the future.

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

On February 24, 2021, Sheila Baker and Merle W. Bundick purported shareholders of Anworth, filed lawsuits in the California Superior Court, styled Baker v. McAdams, et al., No. 21STCV07569 (the “Baker Action”) and Bundick v. McAdams, et al., No. 21STCV07571 (the “Bundick Action”). On March 2, 2021, Benjamin Gigli, a purported shareholder of Anworth, also filed a lawsuit in California Superior Court, styled Gigli v. McAdams, et al., No. 21STCV08413 (the “Gigli Action,” and together with the Baker Action and the Bundick Action, the “Anworth Merger Actions”). The California State Court Actions were filed against the former members of Anworth’s Board of Directors (the “Anworth Board”). The complaints in the Anworth Merger Actions assert that the Anworth Board breached their fiduciary duties by failing to properly consider acquisition proposals that were purportedly superior to the Merger, agreeing to purportedly unreasonable deal protections in connection with the Merger, and authorizing the issuance of the Form 424B3 filed on February 9, 2021, which allegedly contained materially misleading information. The California State Court Actions seek, among other things, rescissory damages and an award of attorneys’ and experts’ fees. On May 26, 2021, the California State Court Actions were consolidated and restyled In re Anworth Mortgage Asset Corporation Stockholder Litigation, Lead Case No. 21STCV07569. A consolidated amended complaint was filed by Sheila Baker, Merle W. Bundick, and Benjamin Gigli (together, the “Plaintiffs”) on June 14, 2021, and the California Superior Court denied Anworth’s Demurrer seeking to dismiss the consolidated amended complaint on December 2, 2021. The Anworth Board filed their answer on January 3, 2022.

On December 27, 2022, the parties notified the California Superior Court that they have reached an agreement in principle resolving this action. The settlement is subject to both preliminary and final approval by the California Superior Court.

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

Holders

As of February 27, 2023, we had 738 registered holders of our common stock. The holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.

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

The following graph is a comparison of the cumulative total stockholder return on our shares of common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and a Competitor Composite Average, a peer group index from October 31, 2016 to December 31, 2022.

	As of the period ended	As of December 31,
Index	October 31, 2016	2016	2017	2018	2019	2020	2021	2022
RC	100.0	100.4	124.9	125.8	155.3	147.0	206.5	165.3
S&P 500	100.0	105.3	125.7	117.9	152.0	176.7	224.2	180.6
Competitor Composite Average	100.0	100.6	115.0	125.3	169.9	160.7	203.5	165.4

In the table above:

●	Total return performance presents our common stock during the two months ended December 31, 2016 and each of the fiscal years ended December 31, 2017 through 2022, reflecting the post-merger prices of our common stock.

●	Details shall not be deemed, under the Securities Act or the Exchange Act, to be (i) “soliciting material” or “filed” or (ii) incorporated by reference by any general statement into any filing made by the Company with the SEC, except to the extent that the Company specifically incorporates such stock performance graph and table by reference.

●	It is assumed that $100 was invested on October 31, 2016 in shares of common stock of Ready Capital Corporation (previously Sutherland Asset Management Corporation), the S&P 500 Index, and each of the companies’ shares of common stock included in the Competitor Composite Average and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted.

●	The Competitor Composite Average is a measure of the total return performance of mortgage REIT competitors based on actual share prices of the following companies: Blackstone Mortgage Trust Inc. (BXMT), Starwood Property Trust, Inc. (STWD), Ares Commercial Real Estate Corporation (ACRE), Apollo Commercial Real Estate Finance Inc. (ARI), Arbor Realty Trust, Inc. (ABR), and Ladder Capital Corporation (LADR).

Securities Authorized For Issuance Under Equity Compensation Plans

The information required by this item is set forth under Item 12 of Part III of this annual report on Form 10-K and is incorporated herein by reference.

Recent Sales of Unregistered Equity Securities; Use of Proceeds from Registered Securities

None.

Recent Purchases of Equity Securities

On March 6, 2018, our Board of Directors approved a share repurchase program authorizing, but not obligating, the repurchase of its common stock, and on September 29, 2022, our Board of Directors approved an increase to the size of the share repurchase program bringing the total authorized repurchases thereunder to $50.0 million. Repurchases under the stock repurchase program may be made at management’s discretion from time to time on the open market, in privately negotiated transactions or otherwise, in each case subject to compliance with all Securities and Exchange Commission rules and other legal requirements and may be made in part under one or more Rule 10b5-1 plans, which permit stock repurchases at times when the Company might otherwise be precluded from doing so. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors.

The table below presents purchases of our common stock during the quarter.

	Total Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program
October	3,619,855		$10.36		3,573,670	$—
November	129		13.29		—	—
December	—		—		—	—
Total	3,619,984	(1)	$10.36	(2)	3,573,670	$—

(1) Total shares purchased includes shares of common stock owned by certain of our employees which have been surrendered by them to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock units.

(2) The price paid per share is based on the price of our common stock as of the date of the withholding.

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

	For the Year Ended December 31,
(in thousands, except share data)	2022	2021	2020	2019	2018
Income Statement Data
Interest income	$671,170	$403,496	$258,636	$229,916	$169,499
Interest expense	(400,774)	(213,561)	(175,481)	(151,880)	(109,238)
Provision for loan losses	(34,442)	(8,049)	(34,726)	(3,684)	(1,701)
Other non-interest income (expense)	(3,058)	7,171	6,024	(9,848)	4,283
(Provision) benefit for income taxes	(29,733)	(29,083)	(8,384)	10,552	(1,386)
Net income attributable to non-controlling interest	8,900	2,230	1,199	2,088	2,199
Dividends on preferred stock	7,996	7,503	—	—	—
Net income	203,163	159,974	46,069	75,056	61,457
Net income attributable to Ready Capital Corporation	186,267	150,241	44,870	72,968	59,258

Basic earnings per share	$1.73	$2.17	$0.81	$1.72	$1.84
Diluted earnings per share	$1.66	$2.17	$0.81	$1.72	$1.84

Dividends declared per share of common stock	$1.66	$1.66	$1.30	$1.60	$1.57
Weighted-average basic shares of common stock outstanding	106,878,139	68,511,578	53,736,523	42,011,750	32,085,975

Balance Sheet Data
Total assets	$11,620,977	$9,534,031	$5,372,095	$4,977,018	$3,036,843
Total liabilities	9,722,382	8,245,072	4,537,887	4,132,234	2,472,768
Total redeemable preferred stock and stockholders' equity	1,799,449	1,284,465	815,396	825,412	544,831
Total non-controlling interests	99,146	4,494	18,812	19,372	19,244

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

The following discussion should be read in conjunction with our consolidated financial statements and accompanying Notes included in Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. See “Forward-Looking Statements” and “Critical Accounting Estimates” in this annual report on Form 10-K for certain other factors that may cause actual results to differ, materially, from those anticipated in the forward-looking statements included in this annual report on Form 10-K. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part, 1. Item 1A, “Risk Factors” in this annual report on Form 10-K.

Overview

Our Business

We are a multi-strategy real estate finance company that originates, acquires, finances, and services SBC loans, SBA loans, residential mortgage loans, construction loans, and to a lesser extent, MBS collateralized primarily by SBC loans, or other real estate-related investments. Our loans generally range in original principal amounts up to $40 million and are used by businesses to purchase real estate used in their operations or by investors seeking to acquire multi-family, office, retail, mixed use or warehouse properties. Our objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends as well as through capital appreciation. In order to achieve this objective, we continue to grow our investment portfolio and believe that the breadth of our full-service real estate finance platform will allow us to adapt to market conditions and deploy capital in our asset classes and segments with the most attractive risk-adjusted returns. We report our activities in the following three operating segments:

●	SBC Lending and Acquisitions. We originate SBC loans across the full life-cycle of an SBC property including construction, bridge, stabilized and agency loan origination channels through our wholly-owned subsidiary, ReadyCap Commercial. These originated loans are generally held-for-investment or placed into securitization structures. As part of this segment, we originate and service multi-family loan products under the Freddie Mac SBL program. These originated loans are held for sale, then sold to Freddie Mac. We provide construction and permanent financing for the preservation and construction of affordable housing, primarily utilizing tax-exempt bonds through Red Stone, a wholly owned subsidiary. In addition, we acquire small balance commercial loans as part of our business strategy. We hold performing SBC loans to term and seek to maximize the value of the non-performing SBC loans acquired by us through borrower-based resolution strategies. We typically acquire non-performing loans at a discount to their unpaid principal balance when we believe that resolution of the loans will provide attractive risk-adjusted returns.

●	Small Business Lending. We acquire, originate and service owner-occupied loans guaranteed by the SBA under the SBA Section 7(a) Program through our wholly-owned subsidiary, ReadyCap Lending. We hold an SBA license as one of only 14 non-bank SBLCs and have been granted preferred lender status by the SBA. These originated loans are either held-for-investment, placed into securitization structures, or sold. We also acquire purchased future receivables through Knight Capital, which is a technology-driven platform that provides working capital to small and medium sized businesses across the U.S.

●	Residential Mortgage Banking. We operate our residential mortgage loan origination segment through our wholly-owned subsidiary, GMFS. GMFS originates residential mortgage loans eligible to be purchased,

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

As consideration for the Mosaic Mergers, each former investor was entitled to receive an equal number of shares of each of Class B-1 Common Stock, $0.0001 par value per share (the “Class B-1 Common Stock”), Class B-2 Common Stock, $0.0001 par value per share (the “Class B-2 Common Stock”) Class B-3 Common Stock, $0.0001 par value per share (the “Class B-3 Common Stock”), and Class B-4 Common Stock, $0.0001 par value per share (the “Class B-4 Common Stock” and, together with the Class B-1 Common Stock, the Class B-2 Common Stock and the Class B-3 Common Stock, the “Class B Common Stock”), of Ready Capital, contingent equity rights (“CERs”) representing the potential right to receive shares of common stock, par value $0.0001 per share (“Common Stock”), as of the end of the three-year period following the closing date of the Mosaic Mergers based upon the performance of the assets acquired by Ready Capital pursuant to the Mosaic Mergers, and cash consideration in lieu of any fractional shares of Class B Common Stock.

The Class B Common Stock ranked equally with the Common Stock, except that the shares of Class B Common Stock were not listed on the New York Stock Exchange. On May 11, 2022, each issued and outstanding share of Class B Common Stock, pursuant to a Board resolution, automatically converted, on a one-for-one basis, into an equal number of shares of Common Stock, and as such, no shares of Class B Common Stock remain outstanding.

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

The acquisition further expanded the Company’s investment portfolio and origination platform to include a diverse portfolio of construction assets with attractive portfolio yields. Refer to Note 5, included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K, for assets acquired and liabilities assumed in the merger.

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

Changes in Market Interest Rates. We own and expect to acquire or originate fixed rate mortgages (“FRMs”) and ARMs with maturities ranging from two to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in two to 10 years. FRM loans bear interest that is fixed for the term of the loan and we typically utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with such FRMs. As of December 31, 2022, 72% of fixed rate loans are match funded in securitization. ARM loans generally have an adjustable interest rate equal to the sum of a fixed spread plus an index rate, such as the Secured Overnight Financing Rate (“SOFR”), which typically resets monthly. As of December 31, 2022, approximately 86% of the loans in our portfolio were ARMs, and 14% were FRMs, based on UPB.

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

Prepayment Speeds. Prepayment speeds on loans vary according to interest rates, the type of investment, conditions in the financial markets, competition, foreclosures and other factors that cannot be predicted with any certainty. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans and, as a result, prepayment speeds tend to decrease. This can extend the period over which we earn interest income and servicing fee income. When interest rates fall, prepayment speeds increase on loans, thereby decreasing the period over which we earn interest income or servicing fee income. Additionally, other factors such as the credit rating of the borrower, the rate of property value appreciation or depreciation, financial market conditions, foreclosures and lender competition, none of which can be predicted with any certainty, may affect prepayment speeds on loans.

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

Current market conditions. The fourth quarter occurred in an environment of market volatility caused by significant inflationary pressures, macroeconomic concerns and geopolitical shifts. In an effort to combat inflation and restore price stability, the U.S. Federal Reserve has raised interest rates. Although the full impact of recent changes remains uncertain and difficult to predict, there has been a recent shift towards a less aggressive monetary policy amid easing inflation. In addition, the persistence of COVID-19 and its impact on us and our borrowers will largely depend on future developments beyond our control including, but not limited to the emergence and severity of variants, the efficacy of vaccinations and booster programs, the impact and reactions on the U.S. and global economies, the effectiveness of governmental responses thereto and the timing and speed of economic recovery. Concerns and uncertainties about the economic outlook may adversely impact our financial condition, results of operations and cash flows.

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

The table below sets forth certain information on our operating results.

	Three Months Ended December 31,	Year Ended December 31,
($ in thousands, except share data)	2022	2022	2021	2020
Net Income	$13,682	$203,163	$159,974	$46,069
Earnings per common share - basic	$0.08	$1.73	$2.17	$0.81
Earnings per common share - diluted	$0.09	$1.66	$2.17	$0.81
Distributable earnings	$51,581	$218,732	$168,036	$101,379
Distributable earnings per common share - basic	$0.42	$1.87	$2.29	$1.82
Distributable earnings per common share - diluted	$0.40	$1.79	$2.29	$1.82
Dividends declared per common share	$0.40	$1.66	$1.66	$1.30
Dividend yield	14.4%	12.3%	11.2%	10.4%
Return on equity	2.7%	11.9%	14.6%	5.6%
Distributable return on equity	11.4%	12.8%	15.4%	12.3%
Book value per common share	$15.20	$15.20	$15.36	$15.00
Adjusted net book value per common share	$15.20	$15.20	$15.35	$14.98

In the table above,

●	Dividend yield is based on the respective period end closing share price.
●	Adjusted net book value per common share excludes the equity component of our 2017 convertible note issuance.

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

The table below presents information on our investment portfolio originations and acquisitions (based on fully committed amounts).

	Three Months Ended	Year Ended December 31,
(in thousands)	December 31, 2022	2022	2021	2020
Loan originations:
SBC loans	$890,610	$4,520,385	$5,271,916	$1,160,294
SBA loans	136,901	499,599	480,760	216,556
Residential agency mortgage loans	326,553	2,377,121	4,208,582	4,246,367
Total loan originations	$1,354,064	$7,397,105	$9,961,258	$5,623,217
Total loan acquisitions	$—	$659,636	$196,992	$212,644
Total loan investment activity	$1,354,064	$8,056,741	$10,158,250	$5,835,861

The table below presents information on our acquisition and origination pipeline opportunities (based on fully committed amounts).

(in thousands)	Current Pipeline
Loan originations:
SBC loans	$1,303,008
SBA loans	357,166
Residential agency mortgage loans	240,529
Total loan originations	$1,900,703
Total loan acquisitions	$10,000
Total loan investment pipeline(1)	$1,910,703

(1) Includes 2023 fundings

Balance Sheet Analysis and Metrics

(in thousands)	December 31, 2022	December 31, 2021	$ Change	% Change
Assets
Cash and cash equivalents	$163,041	$229,531	$(66,490)	(29.0)%
Restricted cash	55,927	51,569	4,358	8.5
Loans, net (including $9,786 and $10,766 held at fair value)	3,576,310	2,915,446	660,864	22.7
Loans, held for sale, at fair value	258,377	552,935	(294,558)	(53.3)
Paycheck Protection Program loans (including $576 and $3,243 held at fair value)	186,985	870,352	(683,367)	(78.5)
Mortgage-backed securities, at fair value	32,041	99,496	(67,455)	(67.8)
Loans eligible for repurchase from Ginnie Mae	66,193	94,111	(27,918)	(29.7)
Investment in unconsolidated joint ventures (including $8,094 and $8,894 held at fair value)	118,641	141,148	(22,507)	(15.9)
Investments held to maturity	3,306	—	3,306	100.0
Purchased future receivables, net	8,246	7,872	374	4.8
Derivative instruments	12,963	7,022	5,941	84.6
Servicing rights (including $192,203 and $120,142 held at fair value)	279,320	204,599	74,721	36.5
Real estate owned, held for sale	117,098	42,288	74,810	176.9
Other assets	189,769	172,098	17,671	10.3
Assets of consolidated VIEs	6,552,760	4,145,564	2,407,196	58.1
Total Assets	$11,620,977	$9,534,031	$2,086,946	21.9%
Liabilities
Secured borrowings	2,846,293	2,517,600	328,693	13.1
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	201,011	941,505	(740,494)	(78.7)
Securitized debt obligations of consolidated VIEs, net	4,903,350	3,214,303	1,689,047	52.5
Convertible notes, net	114,397	113,247	1,150	1.0
Senior secured notes, net	343,355	342,035	1,320	0.4
Corporate debt, net	662,665	441,817	220,848	50.0
Guaranteed loan financing	264,889	345,217	(80,328)	(23.3)
Contingent consideration	28,500	16,400	12,100	73.8
Liabilities for loans eligible for repurchase from Ginnie Mae	66,193	94,111	(27,918)	(29.7)
Derivative instruments	1,586	410	1,176	286.8
Dividends payable	47,177	34,348	12,829	37.4
Loan participations sold	54,641	—	54,641	100.0
Due to third parties	11,805	668	11,137	1,667.2
Accounts payable and other accrued liabilities	176,520	183,411	(6,891)	(3.8)
Total Liabilities	$9,722,382	$8,245,072	$1,477,310	17.9%
Preferred stock Series C, liquidation preference $25.00 per share	8,361	8,361	—	—

Commitments & contingencies

Stockholders’ Equity
Preferred stock Series E liquidation preference $25.00 per share	111,378	111,378	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 110,523,641 and 75,838,050 shares issued and outstanding, respectively	11	8	3	37.5
Additional paid-in capital	1,684,074	1,161,853	522,221	44.9
Retained earnings	4,994	8,598	(3,604)	(41.9)
Accumulated other comprehensive loss	(9,369)	(5,733)	(3,636)	63.4
Total Ready Capital Corporation equity	1,791,088	1,276,104	514,984	40.4
Non-controlling interests	99,146	4,494	94,652	2,106.2
Total Stockholders’ Equity	$1,890,234	$1,280,598	$609,636	47.6%
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$11,620,977	$9,534,031	$2,086,946	21.9%

As of December 2022, total assets in our consolidated balance sheet were $11.6 billion, an increase of $2.1 billion from December 2021, primarily reflecting an increase in Assets of consolidated VIEs and Loans, net, partially offset by a decrease in PPP loans. Assets of consolidated VIEs increased $2.4 billion, due to the closings of RCMF 2022-FL8, RCMT 2022-7, RCMF 2022-FL9 and RCMF 2022-FL10, partially offset by paydowns including the collapse of SCMT 2020-SBC9 and RCMT 2014-1. Loans, net increased $661 million, primarily reflecting increases in loan originations, partially offset by paydowns. PPP loans decreased $683 million due to principal forgiveness. Additionally, the Mosaic Mergers added $763 million of assets.

As of December 2022, total liabilities in our consolidated balance sheet were $9.7 billion, an increase of $1.5 billion from December 2021, primarily reflecting an increase in Securitized debt obligations of consolidated VIEs, net and Secured borrowings, partially offset by a decrease in Paycheck Protection Program Liquidity Facility (“PPPLF”) borrowings. Securitized debt obligations of consolidated VIEs, net increased $1.7 billion due to the closings of RCMF 2022-FL8, RCMT 2022-7, RCMF 2022-FL9 and RCMF 2022-FL10, partially offset by paydowns including the collapse of SCMT 2020-SBC9 and RCMT 2014-1. Secured borrowings increased $329 million reflecting increased borrowings on originations and acquisitions of loans, partially offset by payments. PPPLF borrowings decreased $740 million due to PPP principal forgiveness.

As of December 2022, total stockholders’ equity was $1.9 billion, an increase of $610 million from December 2021, primarily due to equity raised in connection with the Mosaic Mergers, the issuance of common equity through an underwritten public offering and the issuance of common equity through the at-the-market program, partially offset by common stock repurchased through the Company’s share repurchase program.

Selected Balance Sheet Information by Business Segment. The table below presents certain selected balance sheet data by each of our three business segments, with the remaining amounts reflected in Corporate –Other.

(in thousands)	SBC Lending and Acquisitions	Small Business Lending	Residential Mortgage Banking	Total
December 31, 2022
Assets
Loans, net	$9,418,258	$555,758	$4,511	$9,978,527
Loans, held for sale, at fair value	79,699	44,037	134,641	258,377
Paycheck Protection Program loans	—	186,985	—	186,985
MBS, at fair value	32,041	—	—	32,041
Servicing rights	67,361	19,756	192,203	279,320
Investment in unconsolidated joint ventures	118,641	—	—	118,641
Investments held to maturity	3,306	—	—	3,306
Purchased future receivables, net	—	8,246	—	8,246
Real estate owned, held for sale	118,134	—	—	118,134

Liabilities
Secured borrowings	$2,502,832	$160,904	$182,557	$2,846,293
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	—	201,011	—	201,011
Securitized debt obligations of consolidated VIEs	4,854,832	48,518	—	4,903,350
Guaranteed loan financing	—	264,889	—	264,889
Senior secured notes, net	329,891	13,464	—	343,355
Corporate debt, net	662,665	—	—	662,665
Convertible notes, net	108,686	5,711	—	114,397
Loan participations sold	54,641	—	—	54,641

In the table above,

●	Loans, net includes assets of consolidated VIEs and excludes allowance for loan losses.
●	Investments held to maturity and real estate owned, held for sale includes assets of consolidated VIEs.

Income Statement Analysis and Metrics

	For the Year Ended December 31,			$ Change
(in thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Interest income
SBC lending and acquisitions	$565,128	$278,455	$211,525	$286,673	$66,930
Small business lending	98,089	116,741	39,430	(18,652)	77,311
Residential mortgage banking	7,953	8,300	7,681	(347)	619
Total interest income	$671,170	$403,496	$258,636	$267,674	$144,860
Interest expense
SBC lending and acquisitions	(364,343)	(164,797)	(138,444)	(199,546)	(26,353)
Small business lending	(27,382)	(36,872)	(27,472)	9,490	(9,400)
Residential mortgage banking	(8,414)	(9,193)	(8,294)	779	(899)
Corporate - other	(635)	(2,699)	(1,271)	2,064	(1,428)
Total interest expense	$(400,774)	$(213,561)	$(175,481)	$(187,213)	$(38,080)
Net interest income before provision for loan losses	$270,396	$189,935	$83,155	$80,461	$106,780
Provision for loan losses
SBC lending and acquisitions	(31,471)	(7,387)	(26,932)	(24,084)	19,545
Small business lending	(2,971)	(662)	(7,794)	(2,309)	7,132
Total provision for loan losses	$(34,442)	$(8,049)	$(34,726)	$(26,393)	$26,677
Net interest income after provision for loan losses	$235,954	$181,886	$48,429	$54,068	$133,457
Non-interest income
SBC lending and acquisitions	90,923	67,301	16,455	23,622	50,846
Small business lending	63,197	65,603	77,235	(2,406)	(11,632)
Residential mortgage banking	104,571	186,763	240,878	(82,192)	(54,115)
Corporate - other	830	85	189	745	(104)
Total non-interest income	$259,521	$319,752	$334,757	$(60,231)	$(15,005)
Non-interest expense
SBC lending and acquisitions	(91,270)	(63,526)	(50,266)	(27,744)	(13,260)
Small business lending	(64,390)	(64,054)	(55,047)	(336)	(9,007)
Residential mortgage banking	(46,239)	(128,972)	(186,146)	82,733	57,174
Corporate - other	(60,680)	(56,029)	(37,274)	(4,651)	(18,755)
Total non-interest expense	$(262,579)	$(312,581)	$(328,733)	$50,002	$16,152
Net income (loss) before provision for income taxes
SBC lending and acquisitions	168,967	110,046	12,338	58,921	97,708
Small business lending	66,543	80,756	26,352	(14,213)	54,404
Residential mortgage banking	57,871	56,898	54,119	973	2,779
Corporate - other	(60,485)	(58,643)	(38,356)	(1,842)	(20,287)
Total net income before provision for income taxes	$232,896	$189,057	$54,453	$43,839	$134,604

Results of Operations – Supplemental Information. Realized and unrealized gains (losses) on financial instruments are recorded in the consolidated statements of income and classified based on the nature of the underlying asset or liability.

The table below presents the components of realized and unrealized gains (losses) on financial instruments.

	Year Ended December 31,			$ Change
(in thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Realized gain (loss) on financial instruments
Realized gain (loss) on loans - Freddie Mac and CMBS	$(10,355)	$8,307	$6,887	$(18,662)	$1,420
Creation of MSRs - Freddie Mac	6,539	11,419	8,850	(4,880)	2,569
Realized gain on loans - SBA	24,287	35,469	14,330	(11,182)	21,139
Creation of MSRs - SBA	7,607	8,572	4,153	(965)	4,419
Creation of MSRs - Red Stone	8,166	6,728	—	1,438	6,728
Realized gain (loss) on derivatives, at fair value	13,249	(8,551)	(4,998)	21,800	(3,553)
Realized gain on MBS, at fair value	6,401	8,905	2,536	(2,504)	6,369
Net realized gain (loss) - all other	(2,130)	(1,968)	155	(162)	(2,123)
Net realized gain on financial instruments	$53,764	$68,881	$31,913	$(15,117)	$36,968
Unrealized gain (loss) on financial instruments
Unrealized gain (loss) on loans - Freddie Mac and CMBS	$(20,063)	$402	$578	$(20,465)	$(176)
Unrealized gain (loss) on loans - SBA	(1,432)	2,999	(1,084)	(4,431)	4,083
Unrealized gain (loss) on residential MSRs, at fair value	46,062	16,920	(37,258)	29,142	54,178
Unrealized gain (loss) on derivatives, at fair value	54,541	15,947	(3,937)	38,594	19,884
Unrealized gain (loss) on MBS, at fair value	(12,774)	7,262	(9,421)	(20,036)	16,683
Net unrealized gain (loss) - all other	1,618	(4,153)	3,021	5,771	(7,174)
Net unrealized gain (loss) on financial instruments	$67,952	$39,377	$(48,101)	$28,575	$87,478

SBC Lending and Acquisitions Segment Results.

2022 versus 2021. Interest income of $565.1 million for 2022 represented an increase of $286.7 million from the prior year, primarily due to loan acquisitions and originations, driven by higher loan balances and increases in interest rates. Interest expense of $364.3 million for 2022 represented an increase of $199.5 million from the prior year, driven by an increase in borrowings to finance originations and increases in interest rates. Provision for loan losses of $31.5 million for 2022 represented an increase of $24.1 million from the prior year, due to changes in forecasted macroeconomic inputs for reserve modeling, particularly related to the tightening of monetary policy driven by rising inflation, and geopolitical tensions. Non-interest income of $90.9 million for 2022 represented an increase of $23.6 million from the prior year, driven by origination income on affordable housing, rental income as a result of the Mosaic Mergers, net realized and unrealized gains on financial instruments and income from unconsolidated subsidiaries. Non-interest expense of $91.3 million for 2022 represented an increase of $27.7 million from the prior year, primarily due to an increase in compensation and loan servicing expenses.

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

Small Business Lending Segment Results.

2022 versus 2021. Interest income of $98.1 million for 2022 represented a decrease of $18.7 million from the prior year, due to forgiveness of PPP loans. Interest expense of $27.4 million for 2022 represented a decrease of $9.5 million from the prior year, driven by forgiveness of PPP loans, partially offset by an increase in interest rates. Provision for loan losses of $3.0 million for 2022 represented an increase of $2.3 million from the prior year, primarily due to increased origination volume. Non-interest income of $63.2 million for 2022 represented a decrease of $2.4 million from the prior year, primarily due to lower realized gains on loan sales and a decrease in servicing income on PPP loans as compared to the respective prior period, partially offset by releases in repair and denial reserves related to PPP loans and employee retention credit consulting income. Non-interest expense of $64.4 million was essentially unchanged from the respective prior year period.

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

Residential Mortgage Banking Segment Results.

2022 versus 2021. Interest income of $8.0 million for 2022 represented a decrease of $0.3 million from the prior year, due to a decrease in loan originations, partially offset by an increase in interest rates. Interest expense of $8.4 million for 2022 represented a decrease of $0.8 million from the prior year, due to a decrease in loan originations. Non-interest income of $104.6 million for 2022 represented a decrease of $82.2 million from the prior year, primarily due to a decrease in loan originations, partially offset by gains on MSRs. Non-interest expense of $46.2 million for 2022 represented a decrease of $82.7 million from the prior year, due to a decrease in loan origination expenses.

2021 versus 2020. Interest income of $8.3 million for 2021 represented an increase of $0.6 million from the prior year, due to a slight increase in the holding periods of loans held for sale at fair value. Interest expense of $9.2 million for 2021 represented an increase of $0.9 million from the prior year, due to a slight increase in the holding periods of loans held for sale at fair value. Non-interest income of $186.8 million for 2021 represented a decrease of $54.1 million from the prior year, primarily due to a decrease in revenue generated on residential mortgage banking activities. Non-interest expense of

$129.0 million for 2021 represented a decrease of $57.2 million from the prior year, primarily due to a decrease in variable expenses on residential mortgage banking activities due to decreased loan origination volumes.

Corporate – Other.

2022 versus 2021. Non-interest income of $0.8 million for 2022 represented an increase of $0.7 million from the prior year, due to interest income on cash held with banks. Interest expense of $0.6 million for 2022 represented a decrease of $2.1 million from the prior year, due to a decrease in unallocated corporate debt. All interest expense from corporate debt offerings were deployed to the business segments. Non-interest expense of $60.7 million for 2022 represented an increase of $4.7 million from the prior year, primarily due to an increase in incentive fees.

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
iii)	any unrealized gains or losses on Residential MSRs
iv)	any unrealized current non-cash provision for credit losses on accrual loans
v)	any unrealized gains or losses on de-designated cash flow hedges
vi)	any non-cash compensation expense related to stock-based incentive plan
vii)	one-time non-recurring gains or losses, such as gains or losses on discontinued operations, bargain purchase gains, or merger related expenses

In calculating distributable earnings, net income (in accordance with GAAP) is adjusted to exclude unrealized gains and losses on MBS acquired by us in the secondary market but is not adjusted to exclude unrealized gains and losses on MBS retained by us as part of our loan origination businesses, where we transfer originated loans into an MBS securitization and retain an interest in the securitization. In calculating distributable earnings, we do not adjust net income (in accordance with GAAP) to take into account unrealized gains and losses on MBS retained by us as part of our loan origination businesses because we consider the unrealized gains and losses that are generated in the loan origination and securitization process to be a fundamental part of this business and an indicator of the ongoing performance and credit quality of our historical loan originations. In calculating distributable earnings, net income (in accordance with GAAP) is adjusted to exclude realized gains and losses on certain MBS securities due to a variety of reasons which may include collateral type, duration, and size. In 2016, we liquidated the majority of our MBS portfolio excluded from distributable earnings to fund our recurring operating segments.

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

The table below presents an annual reconciliation of net income to distributable earnings.

	Year Ended December 31,			Change
(in thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net Income	$203,163	$159,974	$46,069	$43,189	$113,905
Reconciling items:
Unrealized (gain) loss on MSR	(46,065)	(16,923)	37,258	(29,142)	(54,181)
Impact of CECL on accrual loans	33,055	3,522	19,527	29,533	(16,005)
Non-recurring REO impairment (recovery)	2,267	(941)	3,406	3,208	(4,347)
Non-cash compensation	4,769	3,833	3,833	936	—
Merger transaction costs and other non-recurring expenses	15,233	16,922	710	(1,689)	16,212
Unrealized loss on MBS	—	—	185	—	(185)
Unrealized loss on de-designated cash flow hedges	—	—	2,118	—	(2,118)
Total reconciling items	$9,259	$6,413	$67,037	$2,846	$(60,624)
Income tax adjustments	6,310	1,649	(11,727)	4,661	13,376
Distributable earnings	$218,732	$168,036	$101,379	$50,696	$66,657
Less: Distributable earnings attributable to non-controlling interests	8,884	2,324	2,351	6,560	(27)
Less: Income attributable to participating shares	9,561	9,093	1,392	468	7,701
Distributable earnings attributable to common stockholders	$200,287	$156,619	$97,636	$43,668	$58,983
Distributable earnings per common share - basic	$1.87	$2.29	$1.82	$(0.42)	$0.47
Distributable earnings per common share - diluted	$1.79	$2.29	$1.82	$(0.50)	$0.47

2022 versus 2021. Consolidated net income of $203.2 million for 2022 represented an increase of $43.2 million from the prior year, primarily due to an increase in net interest income after provision for loan losses driven by higher loan volumes and increases in interest rates. Consolidated distributable earnings of $218.7 million for 2022 represented an increase of $50.7 million from the prior year, primarily due to unrealized gains on residential MSRs and the impact of CECL on accrual loans.

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

The table below presents a quarterly reconciliation of net income to distributable earnings.

	Three Months Ended December 31,
(in thousands)	2022	2021	Change
Net Income	$13,682	$53,588	$(39,906)
Reconciling items:
Unrealized (gain) loss on MSR	3,167	(6,119)	9,286
Impact of CECL on accrual loans	30,735	845	29,890
Non-recurring REO recovery	—	(1,441)	1,441
Non-cash compensation	1,345	956	389
Merger transaction costs and other non-recurring expenses	5,827	4,080	1,747
Total reconciling items	$41,074	$(1,679)	$42,753
Income tax adjustments	(3,175)	626	(3,801)
Distributable earnings	$51,581	$52,535	$(954)
Less: Distributable earnings attributable to non-controlling interests	2,711	364	2,347
Less: Income attributable to participating shares	2,330	2,376	(46)
Distributable earnings attributable to common stockholders	$46,540	$49,795	$(3,255)
Distributable earnings per common share - basic	$0.42	$0.67	$(0.25)
Distributable earnings per common share - diluted	$0.40	$0.67	$(0.27)

QTD 2022 versus QTD 2021. Consolidated net income of $13.7 million for the three months ended December 31, 2022 represented a decrease of $39.9 million from the prior year respective period, primarily due to changes in forecasted macroeconomic inputs for reserve modeling, particularly related to the tightening of monetary policy driven by rising inflation, and geopolitical tensions. Consolidated distributable earnings of $51.6 million for the three months ended December 31, 2022 represented a decrease of $1.0 million from the prior year respective period, primarily due to a decrease in net income, partially offset by the impact of CECL on accrual loans.

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

Cash flow

Year Ended December 31, 2022. Cash and cash equivalents decreased by $26.3 million to $297.0 million at the end of 2022, primarily due to net cash used for investing activities, partially offset by net cash provided by financing and operating activities. The net cash used for investing activities primarily reflected loan originations and purchases, partially offset by paydowns. The net cash provided by financing activities primarily reflected net proceeds from issuances of securitized debt and secured borrowings, partially offset by the repayment of PPPLF borrowings. The net cash provided by operating activities primarily reflected an increase in loans, held for sale, at fair value, net.

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

Financing Strategy and Leverage

In addition to raising capital through offerings of our public equity and debt securities, we finance our investment portfolio through securitization and secured borrowings. We generally seek to match-fund our investments to minimize the differences in the terms of our investments and our liabilities. Our secured borrowings have various recourse levels including full recourse, partial recourse and non-recourse, as well as varied mark-to-market provisions including full mark-to-market, credit mark only and non-mark-to-market. Securitizations allow us to match fund loans pledged as collateral on a long-term, non-recourse basis. Securitization structures typically consist of trusts with principal and interest collections allocated to senior debt and losses on liquidated loans to equity and subordinate tranches, and provide debt equal to 50% to 90% of the cost basis of the assets.

We also finance originated Freddie Mac SBL and residential loans with secured borrowings until the loans are sold, generally within 30 days.

As of December 31, 2022, we had a total leverage ratio of 5.1x and recourse leverage ratio of 1.5x. Our operating segments have different levels of recourse debt according to the differentiated nature of each segment. Our SBC Lending and Acquisitions, Small Business Lending and Residential Mortgage Banking segments have recourse leverage ratios of 0.4x, 1.5x and 1.2x, respectively. The remaining recourse leverage ratio is from our corporate debt offerings.

Secured Borrowings

Credit Facilities and Other Financing Agreements. We utilize credit facilities and other financing arrangements to finance our business. The financings are collateralized by the underlying mortgages, assets, related documents, and instruments, and typically contain index-based financing rate and terms, haircut and collateral posting provisions which depend on the types of collateral and the counterparties involved. These agreements often contain customary negative covenants and financial covenants, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and current ratio and limitations on capital expenditures, indebtedness, distributions, transactions with affiliates and maintenance of positive net income.

The table below presents certain characteristics of our credit facilities and other financing arrangements.

					Pledged Assets	Carrying Value December 31,
Lenders(1)	Asset Class	Current Maturity(2)	Pricing(3)	Facility Size	Carrying Value	2022	2021
2	SBA loans	October 2023	SOFR + 2.875% Prime - 0.821% to + 0.00%	$200,000	$223,067	$160,903	$112,786
2	SBC loans - USD	June 2023 – February 2024	1 ML + 7.00% SOFR + 1.35%	360,000	338,267	111,966	41,864
2	SBC loan - Non-USD(4)	June 2026	SONIA + 3.25% Euribor + 2.69%	334,930	78,908	61,596	40,373
5	Residential loans	March 2023 – November 2023	Variable Pricing	440,000	137,389	132,658	226,460
1	Residential MSRs	September 2023	1 ML + 2.50%	50,000	133,122	49,900	49,400
1	Purchased future receivables	October 2023	1 ML + 4.50%	50,000	—	—	1,000
Total borrowings under credit facilities and other financing agreements				$1,434,930	$910,753	$517,023	$471,883

(1) Represents the total number of facility lenders.

(2) Current maturity does not reflect extension options available beyond original commitment terms.

(3) Asset class pricing is determined using an index rate plus a weighted average spread.

(4) Non-USD denominated credit facilities have been converted into USD for purposes of this disclosure.

Repurchase Agreements. Under the loan repurchase facilities and securities repurchase agreements, we may be required to pledge additional assets to our counterparties in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional assets or cash. Generally, the loan repurchase facilities and securities repurchase agreements contain a SOFR-based financing rate, term and haircuts depending on the types of collateral and the counterparties involved. The loan repurchase facilities also include financial maintenance covenants.

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

The table below presents certain characteristics of our repurchase agreements.

					Pledged Assets	Carrying Value December 31,
Lenders(1)	Asset Class	Current Maturity	Pricing(2)	Facility Size	Carrying Value	2022	2021
7	SBC loans	November 2023 – March 2026	1 MT + 2.00% SOFR + 2.40%	$3,713,000	$2,562,896	$1,905,358	$1,717,890
1	Residential loans	Matured	L + 3.00%	—	—	—	27,058
6	MBS	March 2023 – April 2023	6.18%	423,912	780,114	423,912	300,769
Total borrowings under repurchase agreements				$4,136,912	$3,343,010	$2,329,270	$2,045,717

(1) Represents the total number of facility lenders

(2) Asset class pricing is determined using an index rate plus a weighted average spread.

Collateralized borrowings under repurchase agreements

The table below presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase agreements during the quarter and the highest balance of any month end during the quarter.

(in thousands)	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q1 2020	1,159,357	984,273	1,159,357
Q2 2020	714,162	936,760	1,057,522
Q3 2020	624,549	669,356	831,200
Q4 2020	827,569	726,059	827,569
Q1 2021	1,320,644	1,785,656	2,481,436
Q2 2021	1,223,527	1,145,354	1,223,527
Q3 2021	1,552,135	1,497,324	1,552,135
Q4 2021	2,045,717	1,824,260	2,045,717
Q1 2022	2,771,038	2,835,212	3,065,412
Q2 2022	2,701,180	2,805,935	3,009,961
Q3 2022	2,870,807	2,887,318	2,940,474
Q4 2022	2,329,270	2,295,348	2,329,270

Year Ended December 31, 2022. The net increase in the outstanding balances during 2022 was primarily due to increased borrowings to fund SBC originations and acquisitions volumes.

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

In January 2021, PPP was reopened to provide funding to new borrowers and certain existing borrowers. We elected to participate again in PPP in 2021 as both a direct lender and a service provider. We used the following two facilities in order to participate in funding PPP loans.

PPP Participant Bank financing agreements. In late January 2021 ReadyCap Lending (“RCL”) entered into two agreements with a certain PPP participant bank, as follows:

1)	Master PPP Loan Participation Purchase Agreement: RCL sold to such PPP participant bank 100% undivided, beneficial ownership interests in certain PPP originated loans with RCL retaining the record legal title to each participated PPP loan. RCL continued to service such loans. The purchase price was 99.825% for the first one-

billion dollars of PPP loans originated and 99.55% for all subsequent PPP loans originated by RCL; and provided that if a participation limit increase was in effect, the purchase price for any participation effected under such participation limit increase was 98.75%. The purchase commitment fee paid to such PPP participant bank was $2 million.
2)	Letter Agreement Repurchase Option: RCL had the option to repurchase any participation that was purchased by such PPP participant bank at a purchase price equal to the outstanding loan amount of the related PPP loan as of the repurchase date plus any accrued interest. RCL could only exercise the repurchase option with respect to a participation during the seven-business day period commencing on the business day immediately following the purchase date with respect to such participation. RCL established a bank account at the PPP participant bank and was to maintain a balance of at least $10 million.

The termination date of the agreement was the date as of which all of the PPP loans related to a participation sold have been paid in full and all collections with respect thereto have been paid, or when we no longer hold legal title to any PPP loan related to a participation sold. As such, this financing agreement was fully repaid in June 2021 and therefore, has been terminated.

Paycheck Protection Program Facility borrowings. RCL utilizes the ability to receive advances from the Federal Reserve through the Paycheck Protection Program Liquidity Facility (“PPPLF”). Loans are participated with a PPP participant bank in accordance with the financing agreement described above, repurchased from such PPP participant bank, and then pledged using PPPLF. The program charges an interest rate of 0.35%. As of December 31, 2022, we had $201.0 million outstanding under this credit facility.

Senior Secured Notes, Convertible Notes and Corporate Debt, Net

The table below presents information about senior secured notes, convertible notes and corporate debt issued through public and private transactions.

(in thousands)	Coupon Rate	Maturity Date	December 31, 2022
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Unamortized deferred financing costs - Senior secured notes			(6,645)
Total Senior secured notes, net			$343,355
Convertible notes principal amount (2)	7.00%	8/15/2023	115,000
Unamortized discount - Convertible notes (3)			(194)
Unamortized deferred financing costs - Convertible notes			(409)
Total Convertible notes, net			$114,397
Corporate debt principal amount(4)	5.50%	12/30/2028	110,000
Corporate debt principal amount(5)	6.20%	7/30/2026	104,613
Corporate debt principal amount(5)	5.75%	2/15/2026	206,270
Corporate debt principal amount(6)	6.125%	4/30/2025	120,000
Corporate debt principal amount(7)	7.375%	7/31/2027	100,000
Unamortized discount - corporate debt			(9,771)
Unamortized deferred financing costs - corporate debt			(4,697)
Junior subordinated notes principal amount(8)	3ML + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(9)	3ML + 3.10%	4/30/2035	21,250
Total corporate debt, net			$662,665
Total carrying amount of debt			$1,120,417
Total carrying amount of conversion option of equity components recorded in equity			$194
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
(6) Interest on the corporate debt is payable semiannually on April 30 and October 30 of each year.
(7) Interest on the corporate debt is payable semiannually on January 31 and July 31 of each year.
(8) Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(9) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.

The table below presents the contractual maturities for senior secured notes, convertible notes and corporate debt.

(in thousands)	December 31, 2022
2023	$115,000
2024	—
2025	120,000
2026	660,883
2027	100,000
Thereafter	146,250
Total contractual amounts	$1,142,133
Unamortized deferred financing costs, discounts, and premiums, net	(21,716)
Total carrying amount of debt	$1,120,417

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

The Senior Secured Notes are redeemable by ReadyCap Holdings’ following a non-call period, through the payment of the outstanding principal balance of the Senior Secured Notes plus a “make-whole” or other premium that decreases the closer the Senior Secured Notes are to maturity.  ReadyCap Holdings is required to offer to repurchase the Senior Secured Notes at 101% of the principal balance of the Senior Secured Notes in the event of a change in control and a downgrade of the rating on the Senior Secured Notes in connection therewith, as set forth more fully in the note purchase agreement.

The Senior Secured Notes were issued pursuant to a note purchase agreement, which contains certain customary negative covenants and requirements relating to the collateral and our company, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and limitations on transactions with affiliates.

Convertible notes. On August 9, 2017, we closed an underwritten public sale of $115.0 million aggregate principal amount of our 7.00% convertible senior notes due 2023 (the “Convertible Notes”). As of December 31, 2022, the conversion rate was 1.6498 shares of common stock per $25 principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $15.15 per share of our common stock. Upon conversion, holders will receive, at our discretion, cash, shares of our common stock or a combination thereof.

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

Corporate debt

We issue senior unsecured notes in public and private transactions. The notes are governed by a base indenture and supplemental indentures. Often, the notes are redeemable by us following a non-call period, through the payment of the outstanding principal balance plus a “make-whole” or other premium that typically decreases the closer the notes are to maturity. We are often required to offer to repurchase the notes in some cases at 101% of the principal balance of the notes in the event of a change in control or fundamental change pertaining to our company, as defined in the applicable supplemental indentures. The notes rank equal in right of payment to any of our existing and future unsecured and unsubordinated indebtedness; effectively junior in right of payment to any of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness, other liabilities (including trade payables) and (to the extent not held by us) preferred stock, if any, of our subsidiaries. The supplemental indentures governing the notes often contain customary negative covenants and financial covenants relating to maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and limitations on transactions with affiliates.

The Debt ATM Agreement

On May 20, 2021, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”), pursuant to which we may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and us. During the year ended December 31, 2022, the Company sold an aggregate of 215.3 thousand of the 6.20% 2026 Notes and 5.75% 2026 Notes at an average price of $25.40 per note and $25.05 per note, respectively, for net proceeds of $5.3 million after related expenses paid of $0.1 million through the Debt ATM Program. No such sales through the Debt ATM Program were made during the three months ended December 31, 2022.

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

The table below presents information on the securitization structures and related issued tranches of notes to investors.

(in millions)	Collateral Asset Class	Issuance	Active / Collapsed	Bonds Issued
Trusts (Firm sponsored)
Waterfall Victoria Mortgage Trust 2011-1 (SBC1)	SBC Acquired loans	February 2011	Collapsed	$40.5
Waterfall Victoria Mortgage Trust 2011-3 (SBC3)	SBC Acquired loans	October 2011	Collapsed	143.4
Sutherland Commercial Mortgage Trust 2015-4 (SBC4)	SBC Acquired loans	August 2015	Collapsed	125.4
Sutherland Commercial Mortgage Trust 2018 (SBC7)	SBC Acquired loans	November 2018	Collapsed	217.0
ReadyCap Lending Small Business Trust 2015-1 (RCLT 2015-1)	Acquired SBA 7(a) loans	June 2015	Collapsed	189.5
ReadyCap Lending Small Business Loan Trust 2019-2 (RCLT 2019-2)	Originated SBA 7(a) loans, Acquired SBA 7(a) loans	December 2019	Active	131.0

Real Estate Mortgage Investment Conduits (REMICs)
ReadyCap Commercial Mortgage Trust 2014-1 (RCMT 2014-1)	SBC Originated conventional	September 2014	Collapsed	$181.7
ReadyCap Commercial Mortgage Trust 2015-2 (RCMT 2015-2)	SBC Originated conventional	November 2015	Active	218.8
ReadyCap Commercial Mortgage Trust 2016-3 (RCMT 2016-3)	SBC Originated conventional	November 2016	Active	162.1
ReadyCap Commercial Mortgage Trust 2018-4 (RCMT 2018-4)	SBC Originated conventional	March 2018	Active	165.0
Ready Capital Mortgage Trust 2019-5 (RCMT 2019-5)	SBC Originated conventional	January 2019	Active	355.8
Ready Capital Mortgage Trust 2019-6 (RCMT 2019-6)	SBC Originated conventional	November 2019	Active	430.7
Ready Capital Mortgage Trust 2022-7 (RCMT 2022-7)	SBC Originated conventional	April 2022	Active	276.8
Waterfall Victoria Mortgage Trust 2011-2 (SBC2)	SBC Acquired loans	March 2011	Collapsed	97.6
Sutherland Commercial Mortgage Trust 2018 (SBC6)	SBC Acquired loans	August 2017	Active	154.9
Sutherland Commercial Mortgage Trust 2019 (SBC8)	SBC Acquired loans	June 2019	Active	306.5
Sutherland Commercial Mortgage Trust 2020 (SBC9)	SBC Acquired loans	June 2020	Collapsed	203.6
Sutherland Commercial Mortgage Trust 2021 (SBC10)	SBC Acquired loans	May 2021	Active	232.6

Collateralized Loan Obligations (CLOs)
Ready Capital Mortgage Financing 2017 – FL1	SBC Originated bridge	August 2017	Collapsed	$198.8
Ready Capital Mortgage Financing 2018 – FL2	SBC Originated bridge	June 2018	Collapsed	217.1
Ready Capital Mortgage Financing 2019 – FL3	SBC Originated bridge	April 2019	Active	320.2
Ready Capital Mortgage Financing 2020 – FL4	SBC Originated bridge	June 2020	Active	405.3
Ready Capital Mortgage Financing 2021 – FL5	SBC Originated bridge	March 2021	Active	628.9
Ready Capital Mortgage Financing 2021 – FL6	SBC Originated bridge	August 2021	Active	652.5
Ready Capital Mortgage Financing 2021 – FL7	SBC Originated bridge	November 2021	Active	927.2
Ready Capital Mortgage Financing 2022 – FL8	SBC Originated bridge	March 2022	Active	1,135.0
Ready Capital Mortgage Financing 2022 – FL9	SBC Originated bridge	June 2022	Active	754.2
Ready Capital Mortgage Financing 2022 – FL10	SBC Originated bridge	October 2022	Active	860.1

Trusts (Non-firm sponsored)
Freddie Mac Small Balance Mortgage Trust 2016-SB11	Originated agency multi-family	January 2016	Active	$110.0
Freddie Mac Small Balance Mortgage Trust 2016-SB18	Originated agency multi-family	July 2016	Active	118.0
Freddie Mac Small Balance Mortgage Trust 2017-SB33	Originated agency multi-family	June 2017	Active	197.9
Freddie Mac Small Balance Mortgage Trust 2018-SB45	Originated agency multi-family	January 2018	Active	362.0
Freddie Mac Small Balance Mortgage Trust 2018-SB52	Originated agency multi-family	September 2018	Active	505.0
Freddie Mac Small Balance Mortgage Trust 2018-SB56	Originated agency multi-family	December 2018	Active	507.3
Key Commercial Mortgage Trust 2020-S3(1)	SBC Originated conventional	September 2020	Active	263.2
(1) Contributed portion of assets into trust

We used the proceeds from the sale of the tranches issued to purchase and originate SBC and SBA loans.  We are the primary beneficiary of all firm sponsored securitizations, therefore they are consolidated in our financial statements.

Contractual Obligations and Off-Balance Sheet Arrangements

The table below provides a summary of our contractual obligations.

	December 31, 2022
(in thousands)	Total	< 1 year	1 to 3 years	3 to 5 years	> 5 years
Borrowings under credit facilities	$517,023	$481,671	$13,611	$21,741	$—
Borrowings under repurchase agreements	2,329,270	514,653	1,528,959	285,658	—
Guaranteed loan financing	264,889	234	2,420	17,077	245,158
Senior secured notes	350,000	—	—	350,000	—
Convertible notes	115,000	115,000	—	—	—
Corporate debt	677,133	—	120,000	410,883	146,250
Loan funding commitments	903,212	451,606	451,606	—	—
Future operating lease commitments	3,960	1,733	1,939	288	—
Total	$5,160,487	$1,564,897	$2,118,535	$1,085,647	$391,408

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

We estimate the CECL expected credit losses for our loan portfolio at the individual loan level. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as LTV, vintage year, loan-term, underlying property type, occupancy, geographic location, and others, and (ii) a macro-economic forecast. These estimates may change in future periods based on available future macro-economic data and might result in a material change in our future estimates of expected credit losses for its loan portfolio.

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

The COVID-19 pandemic has adversely impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in property renovations currently planned or underway. These negative conditions may persist into the future and impair borrower’s ability to pay principal and interest due under our loan agreements. We maintain robust asset management relationships with our borrowers and have leveraged these relationships to address the potential impact of the COVID-19 pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality and retail assets. Some of our borrowers have indicated that due to the impact of the COVID-19 pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences and have requested temporary interest deferral or forbearance, or other modifications of their loans. Accordingly, we have discussed with our borrowers potential near-term defensive loan modifications, which could include repurposing of reserves, temporary deferrals of interest, or performance test or covenant waivers on loans collateralized by assets directly impacted by the COVID-19 pandemic, and which would typically be coupled with an additional equity commitment and/or guaranty from sponsors. As of December 31, 2022, approximately 0.1% of the loans in our commercial real estate portfolio are in forbearance plans. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

The table below projects the impact on our interest income and expense for the twelve-month period following December 31, 2022, assuming an immediate increase or decrease of 25, 50, 75, and 100 basis points in interest rates.

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans	$20,561	$41,123	$61,687	$82,251	$(20,561)	$(41,120)	$(61,655)	$(82,158)
Interest rate swap hedges	1,206	2,413	3,619	4,825	(1,206)	(2,413)	(3,619)	(4,825)
Total	$21,767	$43,536	$65,306	$87,076	$(21,767)	$(43,533)	$(65,274)	$(86,983)
Liabilities:
Recourse debt	$(6,750)	$(13,500)	$(20,250)	$(27,000)	$6,750	$13,500	$20,250	$27,000
Non-recourse debt	(10,306)	(20,613)	(30,919)	(41,225)	10,306	20,613	30,919	41,225
Total	$(17,056)	$(34,113)	$(51,169)	$(68,225)	$17,056	$34,113	$51,169	$68,225
Total Net Impact to Net Interest Income (Expense)	$4,711	$9,423	$14,137	$18,851	$(4,711)	$(9,420)	$(14,105)	$(18,758)

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

	December 31, 2022
(in thousands)	Counterparty Rating	Amount of Risk	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
Credit Suisse AG	BBB-/Baa2	$ 363,924	8	19.3%
JPMorgan Chase Bank, N.A.	A+ / Aa2	$ 319,755	22	16.9%
Citibank	A+/Aa3	$ 96,169	5	5.1%

In the table above,

●	The counterparty ratings presented are the long-term issuer credit rating as rated by S&P and Moody’s, respectively.

●	The amount at risk reflects the difference between the amount loaned through repurchase agreements, including interest payable, and the cash and fair value of the assets pledged as collateral, including accrued interest receivable.

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

Inflation risk. Most of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. Changes in interest rates may, but do not necessarily, correlate with inflation rates and/or changes in inflation rates. See “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in this annual report on Form 10-K for a discussion on interest rate sensitivity.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ready Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ready Capital Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Servicing rights – Residential (carried at fair value) - Refer to Notes 3 and 9 to the financial statements

Critical Audit Matter Description

The Company has elected to account for its residential mortgage servicing rights (“MSRs”) totaling $192.2 million at fair value and classifies these MSRs as Level 3 in the valuation hierarchy. For these assets, the Company uses an independent third-party valuation expert to assist management in estimating the fair value. The third-party valuation expert uses a discounted cash flow approach which consists of projecting servicing cash flows discounted at a rate that management believes market participants would use in their determinations of fair value. The key assumptions used in the estimation of the fair value of MSRs include prepayment rates, discount rates, and cost of servicing. A change in the discount rate, prepayment rate or cost of servicing can have a significant effect on the fair value of MSRs which is recorded in Net unrealized gain (loss) on the financial instruments.

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

Significant inputs to the Company’s forecasting methods include loan-to-value, vintage year, loan-term, underlying property type, occupancy, geographic location, and others. Significant judgments are required in determining the allowance, including making assumptions regarding the ongoing performance of the loan, and the value of the underlying collateral.

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

February 28, 2023

We have served as the Company's auditor since 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ready Capital Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Ready Capital Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022 of the Company, and our report dated February 28, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 28, 2023

READY CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$163,041	$229,531
Restricted cash	55,927	51,569
Loans, net (including $9,786 and $10,766 held at fair value)	3,576,310	2,915,446
Loans, held for sale, at fair value	258,377	552,935
Paycheck Protection Program loans (including $576 and $3,243 held at fair value)	186,985	870,352
Mortgage-backed securities, at fair value	32,041	99,496
Loans eligible for repurchase from Ginnie Mae	66,193	94,111
Investment in unconsolidated joint ventures (including $8,094 and $8,894 held at fair value)	118,641	141,148
Investments held to maturity	3,306	—
Purchased future receivables, net	8,246	7,872
Derivative instruments	12,963	7,022
Servicing rights (including $192,203 and $120,142 held at fair value)	279,320	204,599
Real estate owned, held for sale	117,098	42,288
Other assets	189,769	172,098
Assets of consolidated VIEs	6,552,760	4,145,564
Total Assets	$11,620,977	$9,534,031
Liabilities
Secured borrowings	2,846,293	2,517,600
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	201,011	941,505
Securitized debt obligations of consolidated VIEs, net	4,903,350	3,214,303
Convertible notes, net	114,397	113,247
Senior secured notes, net	343,355	342,035
Corporate debt, net	662,665	441,817
Guaranteed loan financing	264,889	345,217
Contingent consideration	28,500	16,400
Liabilities for loans eligible for repurchase from Ginnie Mae	66,193	94,111
Derivative instruments	1,586	410
Dividends payable	47,177	34,348
Loan participations sold	54,641	—
Due to third parties	11,805	668
Accounts payable and other accrued liabilities	176,520	183,411
Total Liabilities	$9,722,382	$8,245,072
Preferred stock Series C, liquidation preference $25.00 per share (refer to Note 21)	8,361	8,361

Commitments & contingencies (refer to Note 25)

Stockholders’ Equity
Preferred stock Series E, liquidation preference $25.00 per share (refer to Note 21)	111,378	111,378
Common stock, $0.0001 par value, 500,000,000 shares authorized, 110,523,641 and 75,838,050 shares issued and outstanding, respectively	11	8
Additional paid-in capital	1,684,074	1,161,853
Retained earnings	4,994	8,598
Accumulated other comprehensive loss	(9,369)	(5,733)
Total Ready Capital Corporation equity	1,791,088	1,276,104
Non-controlling interests	99,146	4,494
Total Stockholders’ Equity	$1,890,234	$1,280,598
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$11,620,977	$9,534,031

See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(in thousands, except share data)	2022	2021	2020
Interest income	$671,170	$403,496	$258,636
Interest expense	(400,774)	(213,561)	(175,481)
Net interest income before provision for loan losses	$270,396	$189,935	$83,155
Provision for loan losses	(34,442)	(8,049)	(34,726)
Net interest income after provision for loan losses	$235,954	$181,886	$48,429
Non-interest income
Residential mortgage banking activities	23,973	137,297	252,720
Net realized gain (loss) on financial instruments and real estate owned	53,764	68,881	31,913
Net unrealized gain (loss) on financial instruments	67,952	39,377	(48,101)
Servicing income, net of amortization and impairment of $19,653, $10,588 and $5,975	45,925	48,015	38,594
Income on purchased future receivables, net of allowance for doubtful accounts of $3,357, $1,296 and $11,769	5,490	10,257	15,711
Income on unconsolidated joint ventures	11,661	6,916	2,404
Other income	50,756	9,009	41,516
Total non-interest income	$259,521	$319,752	$334,757
Non-interest expense
Employee compensation and benefits	(99,226)	(90,065)	(91,920)
Allocated employee compensation and benefits from related party	(9,549)	(12,031)	(7,000)
Variable expenses on residential mortgage banking activities	(4,340)	(75,133)	(114,510)
Professional fees	(18,093)	(16,339)	(13,360)
Management fees – related party	(19,295)	(10,928)	(10,682)
Incentive fees – related party	(3,105)	(5,419)	(5,973)
Loan servicing expense	(40,036)	(29,983)	(30,856)
Transaction related expenses	(13,633)	(14,282)	(63)
Other operating expenses	(55,302)	(58,401)	(54,369)
Total non-interest expense	$(262,579)	$(312,581)	$(328,733)
Income before provision for income taxes	232,896	189,057	54,453
Income tax provision	(29,733)	(29,083)	(8,384)
Net income	$203,163	$159,974	$46,069
Less: Dividends on preferred stock	7,996	7,503	—
Less: Net income attributable to non-controlling interest	8,900	2,230	1,199
Net income attributable to Ready Capital Corporation	$186,267	$150,241	$44,870

Earnings per common share - basic	$1.73	$2.17	$0.81
Earnings per common share - diluted	$1.66	$2.17	$0.81

Weighted-average shares outstanding
Basic	106,878,139	68,511,578	53,736,523
Diluted	117,193,958	68,660,906	53,818,378

Dividends declared per share of common stock	$1.66	$1.66	$1.30

See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net income	$203,163	$159,974	$46,069
Other comprehensive income - net change by component
Net change in hedging derivatives (cash flow hedges)	(2,133)	2,539	(1,526)
Foreign currency translation adjustment	(1,616)	1,947	(2,326)
Other comprehensive income (loss)	$(3,749)	$4,486	$(3,852)
Comprehensive income	$199,414	$164,460	$42,217
Less: Comprehensive income attributable to non-controlling interests	8,915	2,313	1,118
Comprehensive income attributable to Ready Capital Corporation	$190,499	$162,147	$41,099

See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

										Retained	Accumulated Other	Total
	Preferred Stock Shares Outstanding			Common Stock	Preferred Stock			Common Stock	Additional Paid-	Earnings	Comprehensive	Ready Capital	Non-Controlling	Total Stockholders'
(in thousands, except share data)	Series B	Series D	Series E	Shares Outstanding	Series B	Series D	Series E	Par Value	In Capital	(Deficit)	Income (Loss)	Corporation Equity	Interest	Equity
Balance at January 1, 2020	—	—	—	51,127,326	$—	$—	$—	$5	$822,837	$8,746	$(6,176)	$825,412	$19,372	$844,784
Cumulative-effect adjustment upon adoption of ASU 2016-13, net of taxes	—	—	—	—	—	—	—	—	—	(6,599)	—	(6,599)	(155)	(6,754)
Dividend declared on common stock $1.30 per share	—	—	—	—	—	—	—	—	—	(71,220)	—	(71,220)	—	(71,220)
Dividend declared on OP units	—	—	—	—	—	—	—	—	—	—	—	—	(1,504)	(1,504)
Stock issued in connection with stock dividend	—	—	—	2,764,487	—	—	—	—	17,033	—	—	17,033	362	17,395
Equity issuances	—	—	—	900,000	—	—	—	—	13,410	—	—	13,410	—	13,410
Offering costs	—	—	—	—	—	—	—	—	(49)	—	—	(49)	(1)	(50)
Distributions, net	—	—	—	—	—	—	—	—	—	—	—	—	(250)	(250)
Equity component of 2017 convertible note issuance	—	—	—	—	—	—	—	—	(379)	—	—	(379)	(8)	(387)
Stock-based compensation	—	—	—	357,945	—	—	—	—	5,399	—	—	5,399	—	5,399
Manager incentive fee paid in stock	—	—	—	212,844	—	—	—	—	1,806	—	—	1,806	—	1,806
Share repurchases	—	—	—	(993,603)	—	—	—	—	(10,516)	—	—	(10,516)	—	(10,516)
Sale of subsidiary interest to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(122)	(122)
Net income	—	—	—	—	—	—	—	—	—	44,870	—	44,870	1,199	46,069
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(3,771)	(3,771)	(81)	(3,852)
Balance at December 31, 2020	—	—	—	54,368,999	$—	$—	$—	$5	$849,541	$(24,203)	$(9,947)	$815,396	$18,812	$834,208
Dividend declared:	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Common Stock $1.66 per share	—	—	—	—	—	—	—	—	—	(117,440)	—	(117,440)	—	(117,440)
OP units	—	—	—	—	—	—	—	—	—	—	—	—	(1,581)	(1,581)
$1.088125 per Series B preferred share	—	—	—	—	—	—	—	—	—	(1,162)	—	(1,162)	(1)	(1,163)
$1.562505 per Series C preferred share	—	—	—	—	—	—	—	—	—	(492)	—	(492)	—	(492)
$0.953125 per Series D preferred share	—	—	—	—	—	—	—	—	—	(1,074)	—	(1,074)	(1)	(1,075)
$1.038460 per Series E preferred share	—	—	—	—	—	—	—	—	—	(4,775)	—	(4,775)	—	(4,775)
Shares issued pursuant to merger transactions	1,919,378	2,010,278	—	16,774,337	47,984	50,257	—	2	239,535	—	—	337,778	—	337,778
Equity issuances	—	—	4,600,000	3,527,935	—	—	111,378	1	55,308	—	—	166,687	—	166,687
Equity redemptions	(1,919,378)	(2,010,278)	—	—	(47,984)	(50,257)	—	—	—	—	—	(98,241)	—	(98,241)
Offering costs	—	—	—	—	—	—	—	—	(1,621)	—	—	(1,621)	(16)	(1,637)
Equity component of 2017 convertible note issuance	—	—	—	—	—	—	—	—	(410)	—	—	(410)	(7)	(417)
Distributions, net	—	—	—	—	—	—	—	—	—	—	—	—	(226)	(226)
Stock-based compensation	—	—	—	288,436	—	—	—	—	4,419	—	—	4,419	—	4,419
Conversion of OP units into common stock	—	—	—	882,202	—	—	—	—	13,207	—	—	13,207	(13,207)	—
Manager incentive fee paid in stock	—	—	—	84,758	—	—	—	—	1,386	—	—	1,386	—	1,386
Share repurchases	—	—	—	(88,617)	—	—	—	—	(1,293)	—	—	(1,293)	—	(1,293)
Reallocation of non-controlling interest	—	—	—	—	—	—	—	—	1,781	—	(189)	1,592	(1,592)	—
Net income	—	—	—	—	—	—	—	—	—	157,744	—	157,744	2,230	159,974
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	4,403	4,403	83	4,486
Balance at December 31, 2021	—	—	4,600,000	75,838,050	$—	$—	$111,378	$8	$1,161,853	$8,598	$(5,733)	$1,276,104	$4,494	$1,280,598
Dividend declared:
Common Stock $1.66 per share	—	—	—	—	—	—	—	—	—	(189,871)	—	(189,871)	—	(189,871)
OP units	—	—	—	—	—	—	—	—	—	—	—	—	(2,794)	(2,794)
$1.5625 per Series C preferred share	—	—	—	—	—	—	—	—	—	(524)	—	(524)	—	(524)
$1.6250 per Series E preferred share	—	—	—	—	—	—	—	—	—	(7,472)	—	(7,472)	—	(7,472)
Distributions, net	—	—	—	—	—	—	—	—	—	—	—	—	(14,317)	(14,317)
Shares issued pursuant to merger transactions	—	—	—	30,252,764	—	—	—	3	437,308	—	—	437,311	—	437,311
OP units issued pursuant to merger transactions	—	—	—	—	—	—	—	—	—	—	—	—	20,745	20,745
Non-controlling interest acquired in merger transaction	—	—	—	—	—	—	—	—	—	—	—	—	82,524	82,524
Retirement of OP units	—	—	—	—	—	—	—	—	—	—	—	—	(2,000)	(2,000)
Equity issuances	—	—	—	8,100,926	—	—	—	—	124,515	—	—	124,515	—	124,515
Offering costs	—	—	—	—	—	—	—	—	(1,178)	—	—	(1,178)	(10)	(1,188)
Equity component of 2017 convertible note issuance	—	—	—	—	—	—	—	—	(443)	—	—	(443)	(5)	(448)
Sale of subsidiary interest to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	167	167
Stock-based compensation	—	—	—	409,642	—	—	—	—	6,196	—	—	6,196	—	6,196
Share repurchases	—	—	—	(4,077,741)	—	—	—	—	(42,622)	—	—	(42,622)	—	(42,622)
Reallocation of non-controlling interest	—	—	—	—	—	—	—	—	(1,555)	—	128	(1,427)	1,427	—
Net income	—	—	—	—	—	—	—	—	—	194,263	—	194,263	8,900	203,163
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(3,764)	(3,764)	15	(3,749)
Balance at December 31, 2022	—	—	4,600,000	110,523,641	$—	$—	$111,378	$11	$1,684,074	$4,994	$(9,369)	$1,791,088	$99,146	$1,890,234

See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Cash Flows From Operating Activities:
Net income	$203,163	$159,974	$46,069
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	2,746	(23,563)	33,550
Stock-based compensation	7,495	6,920	5,299
Provision for loan losses	34,442	8,049	34,726
Impairment loss on real estate owned, held for sale	4,033	2,293	3,520
Repair and denial reserve	(8,879)	10,168	4,378
Allowance for doubtful accounts on purchased future receivables	3,357	1,296	11,769
Loans, held for sale, at fair value, net	281,049	43,067	75,925
Net income of unconsolidated joint ventures, net of distributions	(9,328)	561	(1,893)
Realized (gains) losses, net	(61,098)	(182,813)	(263,332)
Unrealized (gains) losses, net	(69,546)	(43,143)	48,105
Changes in operating assets and liabilities:
Purchased future receivables, net	(3,731)	8,140	14,188
Derivative instruments	56,899	(63,431)	(10,014)
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	(32,056)	6,182	11,859
Receivable from third parties	14,198	9,505	(10)
Other assets	(5,171)	(7,261)	16,675
Accounts payable and other accrued liabilities	(58,425)	29,615	38,079
Net cash provided by (used for) operating activities	$359,148	$(34,441)	$68,893
Cash Flows From Investing Activities:
Origination of loans	(3,303,318)	(3,826,182)	(669,359)
Purchase of loans	(678,394)	(141,663)	(242,532)
Proceeds from disposition and principal payment of loans	1,475,337	977,096	930,944
Origination of Paycheck Protection Program loans	—	(2,129,830)	(105,222)
Purchase of Paycheck Protection Program loans	—	(3,866)	—
Proceeds from disposition and principal payment of Paycheck Protection Program loans	734,211	1,401,330	30,291
Funding of investments held to maturity	(5,848)	—	—
Purchase of mortgage backed securities, at fair value	—	—	(14,216)
Proceeds from principal payments of investments held to maturity	27,006	—	—
Proceeds from sale and principal payment of mortgage-backed securities, at fair value	61,504	2,015,907	12,486
Funding of real estate, held for sale	(10,972)	—	(329)
Proceeds from sale of real estate, held for sale	7,519	41,746	17,261
Investment in unconsolidated joint ventures	(122,391)	(59,714)	(23,707)
Proceeds from sale of investment in joint venture	125,715	—	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	28,511	18,307	4,941
Payment of liabilities under participation agreements, net of proceeds received	(19,015)	—	—
Net cash provided by (used for) business acquisitions	123,566	(11,536)	—
Sale of a subsidiary	141	—	—
Net cash used for investing activities	$(1,556,428)	$(1,718,405)	$(59,442)
Cash Flows From Financing Activities:
Proceeds from secured borrowings	10,317,264	12,201,084	6,765,354
Repayment of secured borrowings	(10,053,832)	(12,758,787)	(6,663,200)
Proceeds from the Paycheck Protection Program Liquidity Facility borrowings	—	2,299,167	105,222
Repayment of the Paycheck Protection Program Liquidity Facility borrowings	(740,494)	(1,433,938)	(28,945)
Proceeds from issuance of securitized debt obligations of consolidated VIEs	2,387,288	1,993,111	495,220
Repayment of securitized debt obligations of consolidated VIEs	(675,843)	(673,069)	(441,212)
Proceeds from corporate debt	220,146	303,511	—
Repayment of corporate debt	—	(50,000)	—
Proceeds from senior secured note	—	350,000	—
Repayment of senior secured note	—	(180,294)	—
Repayment of guaranteed loan financing	(109,279)	(70,388)	(102,155)
Payment of deferred financing costs	(43,826)	(46,938)	(12,820)
Payment of contingent consideration	(9,000)	—	—
Proceeds from issuance of equity, net of issuance costs	123,490	165,050	13,360
Preferred stock redemption	—	(98,241)	—
Common stock repurchased	(36,969)	—	(9,235)
Settlement of share-based awards in satisfaction of withholding tax requirements	(5,817)	(1,293)	(1,281)
Sale of subsidiary interest to non-controlling interests	—	—	(122)
Dividend payments	(187,832)	(111,924)	(56,885)
Tender offer of preferred shares	—	(11,133)	—
Distributions to non-controlling interests, net	(14,317)	(226)	(250)
Net cash provided by financing activities	$1,170,979	$1,875,692	$63,051
Net increase (decrease) in cash, cash equivalents, and restricted cash	(26,301)	122,846	72,502
Cash, cash equivalents, and restricted cash beginning balance	323,328	200,482	127,980
Cash, cash equivalents, and restricted cash ending balance	$297,027	$323,328	$200,482
Supplemental disclosures:
Cash paid for interest	$355,230	$186,095	$156,262
Cash paid (received) for income taxes	$29,164	$13,375	$(8,482)
Non-cash investing activities
Loans transferred from loans, held for sale, at fair value to loans, net	$3,987	$—	$714
Loans transferred from loans, net to loans, held for sale, at fair value	$3,093	$1,138	$—
Loans transferred to real estate owned	$1,598	$9,015	$11,339
Investments held to maturity transferred to real estate owned	$29,904	$—	$—
Contingent consideration in connection with acquisitions	$25,000	$12,400	$—
Non-cash financing activities
Dividend paid in stock	$—	$—	$17,395
Shares and OP units issued in connection with merger transactions	$458,056	$239,537	$—
Retirement of OP units	$2,000	$—	$—
Share-based component of incentive fees	$—	$1,386	$1,806
Conversion of operating partnership units to common stock	$—	$13,207	$—
Cash, cash equivalents, and restricted cash reconciliation
Cash and cash equivalents	$163,041	$229,531	$138,975
Restricted cash	55,927	51,569	47,697
Cash, cash equivalents, and restricted cash in assets of consolidated VIEs	78,059	42,228	13,810
Cash, cash equivalents, and restricted cash ending balance	$297,027	$323,328	$200,482

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

Sutherland Partners, L.P. (the “operating partnership”) holds substantially all of the Company’s assets and conducts substantially all of the Company’s business. As of December 31, 2022 and December 31, 2021, the Company owned approximately 98.6% and 99.6% of the operating partnership, respectively. The Company, as sole general partner of the operating partnership, has responsibility and discretion in the management and control of the operating partnership, and the limited partners of the operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the operating partnership. Therefore, the Company consolidates the operating partnership.

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

As consideration for the Mosaic Mergers, each former investor was entitled to receive an equal number of shares of each of Class B-1 Common Stock, $0.0001 par value per share (the “Class B-1 Common Stock”), Class B-2 Common Stock, $0.0001 par value per share (the “Class B-2 Common Stock”) Class B-3 Common Stock, $0.0001 par value per share (the “Class B-3 Common Stock”), and Class B-4 Common Stock, $0.0001 par value per share (the “Class B-4 Common Stock” and, together with the Class B-1 Common Stock, the Class B-2 Common Stock and the Class B-3 Common Stock, the “Class B Common Stock”), of Ready Capital, contingent equity rights (“CERs”) representing the potential right to receive shares of common stock, par value $0.0001 per share (“Common Stock”), as of the end of the three-year period following the closing date of the Mosaic Mergers based upon the performance of the assets acquired by Ready Capital pursuant to the Mosaic Mergers, and cash consideration in lieu of any fractional shares of Class B Common Stock.

The Class B Common Stock ranked equally with the Common Stock, except that the shares of Class B Common Stock were not listed on the New York Stock Exchange. On May 11, 2022, each issued and outstanding share of Class B Common Stock, pursuant to a Board resolution, automatically converted, on a one-for-one basis, into an equal number of shares of Common Stock, and as such, no shares of Class B Common Stock remain outstanding.

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

Basis of consolidation

The accompanying consolidated financial statements of the Company include the accounts and results of operations of the operating partnership and other consolidated subsidiaries and variable interest entities (“VIEs”) in which the Company is the primary beneficiary. The consolidated financial statements are prepared in accordance with ASC 810, Consolidation. Intercompany balances and transactions have been eliminated.

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

Loans, held-for-investment. Loans, held-for-investment are loans acquired from third parties (“acquired loans”), loans originated by the Company that it does not intend to sell, or securitized loans that were previously originated. Securitized loans remain on the Company’s balance sheet because the securitization vehicles are consolidated under ASC 810, Consolidation. Acquired loans are recorded at cost at the time they are acquired and are accounted for under ASC 310-10, Receivables.

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

Loans, held at fair value. Loans, held at fair value represent certain loans originated by the Company for which the fair value option has been elected. Interest is recognized as interest income in the consolidated statements of income when earned and deemed collectible. Changes in fair value are recurring and are reported as net unrealized gain (loss) on financial instruments in the consolidated statements of income.

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

Troubled debt restructurings. In situations where, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants concessions for a period of time to the borrower that would not otherwise be considered, the related loans are classified as troubled debt restructurings (“TDR”). These modified terms may include interest rate reductions, principal forgiveness, term extensions, payment forbearance and other actions intended to minimize the Company’s economic loss and to avoid foreclosure or repossession of collateral. For modifications where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off. Other than resolutions such as foreclosures and sales, the Company may remove loans held-for-investment from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as a new loan.

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

Mortgage-backed securities, at fair value

The Company accounts for MBS as trading securities and carries them at fair value under ASC 320, Investments-Debt and Equity Securities. The Company’s MBS portfolio is comprised of asset-backed securities collateralized by interest in, or obligations backed by, pools of SBC loans, as well as residential Agency MBS, which are guaranteed by the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”), or guaranteed by federally sponsored enterprises, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”).  Purchases and sales of MBS are recorded as of the trade date. MBS securities pledged as collateral against borrowings under repurchase agreements are included in mortgage-backed securities, at fair value on the consolidated balance sheets.

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

Derivative instruments, at fair value

Subject to maintaining qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, comprised of credit default swaps (“CDSs”), interest rate swaps, TBA agency securities, FX forwards and interest rate lock commitments (“IRLCs”) as part of its risk management strategy. The Company accounts for derivative instruments under ASC 815, Derivatives and Hedging. All derivatives are reported as either assets or liabilities in the consolidated balance sheets at the estimated fair value with the changes in the fair value recorded in earnings unless hedge accounting is elected. As of December 31, 2022, the Company had offset $41.8 million of cash collateral payable against gross derivative asset positions. As of December 31, 2021, the Company had offset $1.8 million of cash collateral receivable against gross derivative liability positions and had not offset $9.0 million of cash collateral receivable against derivative liability positions which are included in restricted cash in the consolidated balance sheets.

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

To qualify as an accounting hedge under the hedge accounting rules (versus an economic hedge where hedge accounting is not applied), a hedging relationship must be highly effective in offsetting the risk designated as being hedged. Cash flow hedges are used to hedge the exposure to the variability in cash flows from forecasted transactions, including the anticipated issuance of securitized debt obligations. ASC 815, Derivatives and Hedging requires that a forecasted transaction be identified as either: 1) a single transaction, or 2) a group of individual transactions that share the same risk exposures for which they are designated as being hedged. Hedges of forecasted transactions are considered cash flow hedges since the price is not fixed, hence involve variability of cash flows.

For qualifying cash flow hedges, the change in the fair value of the derivative (the hedging instrument) is recorded in other comprehensive income (loss) (“OCI”) and is reclassified out of OCI and into the consolidated statements of income when the hedged cash flows affect earnings. These amounts are recognized consistent with the classification of the hedged item, primarily interest expense (for hedges of interest rate risk). If the hedge relationship is terminated, then the value of the derivative recorded in accumulated other comprehensive income (loss) (“AOCI”) is recognized in earnings when the cash flows that were hedged affect earnings, so long as the forecasted transaction remains probable of occurring.

During May 2021, the Company discontinued hedge accounting for the anticipated issuance of securitized debt obligations for certain hedges. As a general rule, derivative gains or losses reported in AOCI are required to be recorded in earnings when it becomes probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period thereafter. The guidance in ASC 815, Derivatives and Hedging includes an exception to the general rule when extenuating circumstances that are outside the control or influence of the reporting entity cause the forecasted transaction to be probable of occurring on a date that is beyond the additional two-month period. The issuance of the securitized debt obligations was delayed beyond the additional two-month period due to the uncertainty in the capital markets and lower origination volumes as a result of the COVID-19 pandemic. Since the delay was caused by extenuating circumstances related to the COVID-19 pandemic and the issuance of securitized debt obligations remained probable over a reasonable time period after the additional two-month period, the discontinued cash flow hedges qualify for the exception in accordance with FASB Staff Q&A Topic 815: Cashflow hedge accounting affected by the Covid-19 Pandemic. The anticipated issuance of securitized debt obligations subsequently occurred. Accordingly, the previously recorded net derivative instrument gains or losses related to the discontinued cash flow hedges are in AOCI and will be recognized in the consolidated statements of income using the effective yield method.

Hedge accounting is generally terminated at the debt issuance date because the Company is no longer exposed to cash flow variability subsequent to issuance. Accumulated amounts recorded in AOCI at that date are then released to earnings in future periods to reflect the difference in 1) the fixed rates economically locked in at the inception of the hedge and 2) the actual fixed rates established in the debt instrument at issuance. Because of the effects of the time value of money, the actual interest expense reported in earnings will not equal the effective yield locked in at hedge inception multiplied by the par value. Similarly, this hedging strategy does not actually fix the interest payments associated with the forecasted debt issuance.

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

Investment in unconsolidated joint ventures

According to ASC 323, Equity Method and Joint Ventures, investors in unincorporated entities such as partnerships and unincorporated joint ventures generally shall account for their investments using the equity method of accounting if the investor has the ability to exercise significant influence over the investee. Under the equity method, the Company recognizes its allocable share of the earnings or losses of the investment monthly in earnings and adjusts the carrying amount for its share of the distributions that exceeds its allocable share of earnings.

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

Intangible assets

The Company accounts for intangible assets under ASC 350, Intangibles- Goodwill and Other. The Company’s intangible assets include an SBA license, capitalized software, a broker network, trade names, customer relationships and an acquired favorable lease. The Company capitalizes software costs expected to result in long-term operational benefits, such as replacement systems or new applications that result in significantly increased operational efficiencies or functionality as well as costs related to internally developed software expected to be sold, leased or otherwise marketed under ASC 985-20, Software- costs of software to be sold, leased, or marketed. All other costs incurred in connection with internal use software are expensed as incurred. The Company initially records its intangible assets at cost or fair value and will test for impairment if a triggering event occurs. Intangible assets are included within other assets in the consolidated balance sheets. The Company amortizes intangible assets with identified estimated useful lives on a straight-line basis over their estimated useful lives.

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

The qualitative assessment requires judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, macroeconomic conditions, industry and market conditions and relevant entity specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. In the fourth quarter of 2022, as a result of the qualitative assessment, the Company determined that it was more likely than not that the estimated fair value of each of the reporting units exceeded its respective estimated carrying value. Therefore, goodwill for each reporting unit was not impaired and a quantitative test was not required.

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

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this update defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which relief will no longer be permitted.

The Company has not adopted any of the optional expedients or exceptions through December 31, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions.
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

The table below summarizes the fair value of assets acquired and liabilities assumed from the acquisition.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Assets
Cash and cash equivalents	$100,236	$—	$100,236
Restricted cash	23,330	—	23,330
Loans, net	432,779	(20,034)	412,745
Investments held to maturity	165,302	(3,735)	161,567
Real estate owned, held for sale	78,693	(33,945)	44,748
Other assets	25,761	(5,097)	20,664
Total assets acquired	$826,101	$(62,811)	$763,290
Liabilities
Secured borrowings	$66,202	$—	$66,202
Loan participations sold	73,656	—	73,656
Due to third parties	24,634	(333)	24,301
Accounts payable and other accrued liabilities	38,182	599	38,781
Total liabilities assumed	$202,674	$266	$202,940
Net assets acquired	$623,427	$(63,077)	$560,350
Non-controlling interests	(82,257)	(267)	(82,524)
Net assets acquired, net of non-controlling interests	$541,170	$(63,344)	$477,826

In a business combination, the initial allocation of the purchase price is considered preliminary and therefore, is subject to change until the end of the measurement period. The final determination must occur within one year of the acquisition date. Because the measurement period is still open for the Mosaic Mergers, certain fair value estimates may change once all information necessary to make a final fair value assessment has been received. The provisional amounts presented in the table above pertained to the preliminary purchase price allocation reported at the time of the Mosaic Mergers based on information that was available to management. The preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value of the assets acquired and liabilities assumed, which could have an impact on the consolidated financial statements. Subsequent to the determination of the preliminary purchase price allocation, the Company recorded a measurement period adjustment based on the updated valuations obtained by decreasing net assets acquired by $63.3 million and decreasing the fair value of the CERs issued by $59.3 million, with the remainder of the offset recorded as a $4.0 million increase to goodwill as reflected in the table below. In addition, the Company recognized $2.8 million of interest from non-credit discounts on acquired assets which was reported as interest income in the consolidated statements of income.

The table below illustrates the aggregate consideration transferred, net assets acquired, and the related goodwill.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Fair value of net assets acquired	$541,170	$(63,344)	$477,826

Consideration transferred based on the value of Class B shares issued	437,311	—	437,311
Consideration transferred based on the value of OP units issued	20,745	—	20,745
Fair value of CERs issued	84,348	(59,348)	25,000
Total consideration transferred	$542,404	$(59,348)	$483,056

Goodwill	$(1,234)	$(3,996)	$(5,230)

The table above includes contingent consideration in the form of CERs valued at approximately $25.0 million or $0.83 per CER. As of December 31, 2022, the CERs were valued at approximately $19.5 million or $0.64 per CER. See Note 7 for more information about the valuation of the CERs.

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

In the table above, the future value of the contingent consideration is dependent on the probability of the acquiree achieving certain financial performance targets using earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a metric. As of December 31, 2022, such financial performance targets have been fulfilled.

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

As of December 31, 2022, the goodwill recorded in connection with the Mosaic Mergers, Anworth Merger and Red Stone acquisition have been allocated to the SBC Lending and Acquisitions segment.

The following pro-forma income and earnings (unaudited) of the combined company are presented as if the Mosaic Mergers had occurred on January 1, 2022 and January 1, 2021.

	Year Ended December 31,
(in thousands)	2022	2021
Selected Financial Data
Interest income	$684,231	$478,043
Interest expense	(403,699)	(231,979)
Provision for loan losses	(34,442)	(8,049)
Non-interest income	260,188	316,257
Non-interest expense	(265,150)	(303,991)
Income before provision for income taxes	$241,128	$250,281
Income tax expense	(29,733)	(29,083)
Net income	$211,395	$221,198

Non-recurring pro-forma transaction costs directly attributable to the Mosaic Mergers were $11.5 million for the year ended December 31, 2022, respectively and have been deducted from the non-interest expense amount above. These costs included legal, accounting, valuation, and other professional or consulting fees directly attributable to the Mosaic Mergers.

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

Loan portfolio

The table below summarizes the classification, UPB, and carrying value of loans held by the Company including loans of consolidated VIEs.

	December 31, 2022		December 31, 2021
(in thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Bridge	$2,236,333	$2,247,173	$1,849,524	$1,861,932
Fixed rate	182,415	175,285	344,673	341,356
Construction	445,814	448,923	—	—
Freddie Mac	10,040	9,932	3,087	2,985
SBA - 7(a)	491,532	509,672	503,991	519,408
Residential	4,511	4,511	3,641	3,914
Other	266,702	270,748	243,746	248,246
Total Loans, before allowance for loan losses	$3,637,347	$3,666,244	$2,948,662	$2,977,841
Allowance for loan losses	$(61,037)	$—	$(33,216)	$—
Total Loans, net	$3,576,310	$3,666,244	$2,915,446	$2,977,841
Loans in consolidated VIEs
Bridge	$5,098,539	$5,134,790	$2,693,186	$2,717,487
Fixed rate	856,345	856,914	749,364	746,720
SBA - 7(a)	64,226	70,904	88,348	98,604
Other	322,070	322,975	563,111	562,771
Total Loans, in consolidated VIEs, before allowance for loan losses	$6,341,180	$6,385,583	$4,094,009	$4,125,582
Allowance for loan losses on loans in consolidated VIEs	$(29,482)	$—	$(12,161)	$—
Total Loans, net, in consolidated VIEs	$6,311,698	$6,385,583	$4,081,848	$4,125,582
Loans, held for sale, at fair value
Fixed rate	$60,551	$68,280	$197,290	$195,114
Freddie Mac	13,791	13,611	42,384	41,864
SBA - 7(a)	44,037	41,674	42,760	38,966
Residential	134,642	133,635	269,164	263,479
Other	5,356	4,414	1,337	1,337
Total Loans, held for sale, at fair value	$258,377	$261,614	$552,935	$540,760
Total Loans, net and Loans, held for sale, at fair value	$10,146,385	$10,313,441	$7,550,229	$7,644,183
Paycheck Protection Program loans
Paycheck Protection Program loans, held-for-investment	$186,409	$196,222	$867,109	$927,766
Paycheck Protection Program loans, held at fair value	576	576	3,243	3,243
Total Paycheck Protection Program loans	$186,985	$196,798	$870,352	$931,009
Total Loan portfolio	$10,333,370	$10,510,239	$8,420,581	$8,575,192

Loan vintage and credit quality indicators

The Company monitors the credit quality of its loan portfolio based on primary credit quality indicators, such as delinquency rates. Loans that are 30 days or more past due, provide an indication of the borrower’s capacity and willingness to meet its financial obligations. In the tables below, Total Loans, net includes Loans, net in consolidated VIEs and a specific allowance for loan losses of $32.8 million, including $16.0 million of reserves of PCD loans as of December 31, 2022 and $17.3 million of specific allowance for loan losses as of December 31, 2021.

The tables below summarize the classification, UPB and carrying value of loans by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2022	2021	2020	2019	2018	Pre 2018	Total
December 31, 2022
Bridge	$7,381,963	$2,942,695	$3,575,213	$355,647	$288,957	$137,463	$27,971	$7,327,946
Fixed rate	1,032,199	96,897	154,077	92,080	343,500	134,666	213,406	1,034,626
Construction	448,923	27,532	—	10,000	348,622	42,651	—	428,805
Freddie Mac	9,932	—	3,891	6,149	—	—	—	10,040
SBA - 7(a)	580,576	110,549	79,946	36,853	77,449	89,085	158,378	552,260
Residential	4,511	1,719	725	361	422	678	606	4,511
Other	593,723	5,893	17,015	10,393	74,762	13,832	465,635	587,530
Total Loans, before general allowance for loan losses	$10,051,827	$3,185,285	$3,830,867	$511,483	$1,133,712	$418,375	$865,996	$9,945,718
General allowance for loan losses								$(57,710)
Total Loans, net								$9,888,008
	UPB	2021	2020	2019	2018	2017	Pre 2017	Total
December 31, 2021
Bridge	$4,579,419	$3,461,864	$430,248	$399,603	$205,855	$11,327	$29,490	$4,538,387
Fixed rate	1,088,076	142,801	103,528	393,563	163,912	98,123	187,918	1,089,845
Freddie Mac	2,985	—	3,093	—	—	—	—	3,093
SBA - 7(a)	618,012	92,030	44,955	104,938	122,242	49,031	173,616	586,812
Residential	3,914	1,413	492	468	—	—	1,215	3,588
Other	811,017	4,523	22,973	76,320	31,570	14,868	653,428	803,682
Total Loans, before general allowance for loan losses	$7,103,423	$3,702,631	$605,289	$974,892	$523,579	$173,349	$1,045,667	$7,025,407
General allowance for loan losses								$(28,113)
Total Loans, net								$6,997,294

The tables below present delinquency information on loans, net by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2022	2021	2020	2019	2018	Pre 2018	Total
December 31, 2022
Current and less than 30 days past due	$9,666,328	$3,099,822	$3,826,140	$501,168	$1,061,145	$298,208	$810,322	$9,596,805
30 - 59 days past due	111,992	85,403	3,483	1,634	6,654	11,190	1,948	110,312
60+ days past due	273,507	60	1,244	8,681	65,913	108,977	53,726	238,601
Total Loans, before general allowance for loan losses	$10,051,827	$3,185,285	$3,830,867	$511,483	$1,133,712	$418,375	$865,996	$9,945,718
General allowance for loan losses								$(57,710)
Total Loans, net								$9,888,008
	UPB	2021	2020	2019	2018	2017	Pre 2017	Total
December 31, 2021
Current and less than 30 days past due	$6,901,474	$3,666,020	$596,289	$953,269	$473,798	$167,629	$984,680	$6,841,685
30 - 59 days past due	73,836	35,549	352	18,393	3,714	228	14,601	72,837
60+ days past due	128,113	1,062	8,648	3,230	46,067	5,492	46,386	110,885
Total Loans, before general allowance for loan losses	$7,103,423	$3,702,631	$605,289	$974,892	$523,579	$173,349	$1,045,667	$7,025,407
General allowance for loan losses								$(28,113)
Total Loans, net								$6,997,294

The table below presents delinquency information on loans, net by portfolio.

(in thousands)	Current	30-59 days past due	60+ days past due	Total	Non-Accrual Loans	90+ days past due and Accruing
December 31, 2022
Bridge	$7,120,162	$94,823	$112,961	$7,327,946	$113,360	$—
Fixed rate	993,832	8,101	32,693	1,034,626	28,719	—
Construction	372,812	—	55,993	428,805	55,993	—
Freddie Mac	6,947	—	3,093	10,040	3,093	—
SBA - 7(a)	541,378	6,690	4,192	552,260	12,790	—
Residential	2,871	—	1,640	4,511	1,306	—
Other	558,803	698	28,029	587,530	27,544	—
Total Loans, before general allowance for loan losses	$9,596,805	$110,312	$238,601	$9,945,718	$242,805	$—
General allowance for loan losses				$(57,710)
Total Loans, net				$9,888,008
Percentage of loans outstanding	96.5%	1.1%	2.4%	100%	2.4%	0.0%
December 31, 2021
Bridge	$4,451,230	$52,997	$34,160	$4,538,387	$28,820	$—
Fixed rate	1,057,708	—	32,137	1,089,845	24,031	—
Freddie Mac	—	—	3,093	3,093	3,093	—
SBA - 7(a)	576,593	6,741	3,478	586,812	15,119	—
Residential	1,674	—	1,914	3,588	1,914	—
Other	754,480	13,099	36,103	803,682	26,525	—
Total Loans, before general allowance for loan losses	$6,841,685	$72,837	$110,885	$7,025,407	$99,502	$—
General allowance for loan losses				$(28,113)
Total Loans, net				$6,997,294
Percentage of loans outstanding	97.4%	1.0%	1.6%	100%	1.4%	0.0%

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

The table below presents quantitative information on the credit quality of loans, net.

	LTV(1)
(in thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
December 31, 2022
Bridge	$717	$104,606	$700,835	$6,331,353	$167,521	$22,914	$7,327,946
Fixed rate	9,102	35,459	386,040	578,456	17,056	8,513	1,034,626
Construction	10,817	12,910	26,387	349,085	24,142	5,464	428,805
Freddie Mac	—	—	3,056	6,984	—	—	10,040
SBA - 7(a)	7,275	45,366	92,592	189,733	78,577	138,717	552,260
Residential	—	934	300	901	1,716	660	4,511
Other	173,720	214,370	115,934	70,124	8,153	5,229	587,530
Total Loans, before general allowance for loan losses	$201,631	$413,645	$1,325,144	$7,526,636	$297,165	$181,497	$9,945,718
General allowance for loan losses							$(57,710)
Total Loans, net							$9,888,008
Percentage of loans outstanding	2.0%	4.2%	13.3%	75.7%	3.0%	1.8%
December 31, 2021
Bridge	$—	$107,606	$338,355	$3,432,820	$640,215	$19,391	$4,538,387
Fixed rate	13,983	40,570	390,213	624,462	9,972	10,645	1,089,845
Freddie Mac	—	—	—	3,093	—	—	3,093
SBA - 7(a)	7,219	41,943	119,114	197,950	81,388	139,198	586,812
Residential	69	262	835	1,050	1,219	153	3,588
Other	221,823	300,723	185,538	76,590	8,701	10,307	803,682
Total Loans, before general allowance for loan losses	$243,094	$491,104	$1,034,055	$4,335,965	$741,495	$179,694	$7,025,407
General allowance for loan losses							$(28,113)
Total Loans, net							$6,997,294
Percentage of loans outstanding	3.5%	7.0%	14.7%	61.7%	10.5%	2.6%
(1) LTV is calculated using carrying amount as a percentage of current collateral value

The table below presents the geographic concentration of loans, net, secured by real estate.

Geographic Concentration (% of UPB)	December 31, 2022	December 31, 2021
Texas	20.1%	19.2%
California	11.1	14.3
Georgia	7.6	7.0
Arizona	6.8	7.4
Florida	6.3	6.7
New York	5.5	7.3
North Carolina	4.2	2.6
Illinois	3.9	4.3
Washington	1.6	2.1
Colorado	1.3	1.9
Other	31.6	27.2
Total	100.0%	100.0%

The table below presents the collateral type concentration of loans, net.

Collateral Concentration (% of UPB)	December 31, 2022	December 31, 2021
Multi-family	67.0%	54.4%
Mixed Use	8.1	7.1
SBA	5.8	8.7
Retail	5.5	10.2
Industrial	5.0	6.4
Office	4.9	8.2
Lodging/Residential	1.6	1.8
Other	2.1	3.2
Total	100.0%	100.0%

The table below presents the collateral type concentration of SBA loans within loans, net.

Collateral Concentration (% of UPB)	December 31, 2022	December 31, 2021
Lodging	14.6%	17.0%
Offices of Physicians	7.5	10.9
Child Day Care Services	5.7	7.4
Eating Places	3.7	5.0
Gasoline Service Stations	2.5	3.7
Veterinarians	1.6	2.4
Grocery Stores	1.6	1.8
Funeral Service & Crematories	1.2	1.9
Couriers	1.1	1.3
Car washes	0.7	1.4
Other	59.8	47.2
Total	100.0%	100.0%

Allowance for credit losses

The allowance for credit losses consists of the allowance for losses on loans and lending commitments accounted for at amortized cost. Such loans and lending commitments are reviewed quarterly considering credit quality indicators, including probable and historical losses, collateral values, LTV ratios, and economic conditions.

The table below presents the allowance for loan losses by loan product and impairment methodology.

(in thousands)	Bridge	Fixed Rate	Construction	SBA - 7(a)	Residential	Other	Total Allowance for loan losses
December 31, 2022
General	$42,979	$2,397	$325	$10,801	$—	$1,208	$57,710
Specific	6,926	4,134	1,037	3,498	—	1,242	16,837
PCD	—	—	15,972	—	—	—	15,972
Ending balance	$49,905	$6,531	$17,334	$14,299	$—	$2,450	$90,519
December 31, 2021
General	$15,204	$2,667	$—	$6,653	$8	$3,581	$28,113
Specific	4,315	4,194	—	5,527	52	3,176	17,264
Ending balance	$19,519	$6,861	$—	$12,180	$60	$6,757	$45,377

The table below presents a summary of the changes in the allowance for loan losses.

(in thousands)	Bridge	Fixed Rate	Construction	SBA - 7(a)	Residential	Other	Total Allowance for loan losses
Year Ended December 31, 2022
Beginning balance	$19,519	$6,861	$—	$12,180	$60	$6,757	$45,377
Provision for (recoveries of) loan losses	31,086	(240)	1,362	2,971	(60)	(4,225)	30,894
PCD(1)	—	—	15,972	—	—	—	15,972
Charge-offs and sales	(700)	(90)	—	(1,536)	—	(82)	(2,408)
Recoveries	—	—	—	684	—	—	684
Ending balance	$49,905	$6,531	$17,334	$14,299	$—	$2,450	$90,519
Year Ended December 31, 2021
Beginning balance	$14,588	$7,629	$—	$14,600	$52	$9,863	$46,732
Provision for (recoveries of) loan losses	10,340	732	—	662	8	(3,015)	8,727
Charge-offs and sales	(4,299)	(1,311)	—	(3,128)	—	(27)	(8,765)
Recoveries	(1,110)	(189)	—	46	—	(64)	(1,317)
Ending balance	$19,519	$6,861	$—	$12,180	$60	$6,757	$45,377
(1) Includes impact of measurement period adjustment related to the Mosaic Mergers. See Note 5 for further details on assets acquired and liabilities assumed in connection with the Mosaic Mergers.

The table above excludes $3.8 million and $0.3 million of allowance for loan losses on unfunded lending commitments as of December 31, 2022 and 2021, respectively. Refer to Note 3 – Summary of Significant Accounting Policies for more information on accounting policies, methodologies and judgment applied to determine the allowance for loan losses and lending commitments.

Non-accrual loans

A loan is placed on nonaccrual status when it is probable that principal and interest will not be collected under the original contractual terms. At that time, interest income is no longer accrued.

The table below presents information on non-accrual loans.

(in thousands)	December 31, 2022	December 31, 2021
Non-accrual loans
With an allowance	$197,101	$71,644
Without an allowance	45,704	27,858
Total recorded carrying value of non-accrual loans	$242,805	$99,502
Allowance for loan losses related to non-accrual loans	$(32,809)	$(17,264)
UPB of non-accrual loans	$278,401	$119,554
Interest income on non-accrual loans for the year ended	$5,727	$1,364

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

The table below presents details on TDR loans by type.

	December 31, 2022			December 31, 2021
(in thousands)	SBC	SBA	Total	SBC	SBA	Total
Carrying value of modified loans classified as TDRs:
On accrual status	$275	$13,889	$14,164	$284	$8,242	$8,526
On non-accrual status	10,369	10,006	20,375	11,220	11,409	22,629
Total carrying value of modified loans classified as TDRs	$10,644	$23,895	$34,539	$11,504	$19,651	$31,155
Allowance for loan losses on loans classified as TDRs	$227	$1,132	$1,359	$46	$2,626	$2,672

The table below presents TDR loan activity and the financial effects of these modifications by type.

	Year Ended December 31, 2022			Year Ended December 31, 2021
(in thousands, except number of loans)	SBC	SBA	Total	SBC	SBA	Total
Number of loans permanently modified	3	27	30	2	29	31
Pre-modification recorded balance (a)	$1,598	$6,346	$7,944	$8,660	$9,547	$18,207
Post-modification recorded balance (a)	$1,598	$5,687	$7,285	$8,660	$9,024	$17,684

Number of loans that remain in default (b)	2	5	7	1	10	11
Balance of loans that remain in default (b)	$1,102	$582	$1,684	$6,750	$2,029	$8,779

Concession granted (a):
Term extension	$—	$5,549	$5,549	$—	$7,616	$7,616
Interest rate reduction	—	—	—	—	—	—
Principal reduction	—	—	—	—	—	—
Foreclosure	1,102	2	1,104	8,660	86	8,746
Total	$1,102	$5,551	$6,653	$8,660	$7,702	$16,362
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

The remaining elements of the Company’s modification programs are generally considered insignificant and do not have a material impact on financial results. For loans that the Company determines foreclosure of the collateral is probable, expected losses are measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. As of December 31, 2022 and 2021, the Company’s total carrying amount of loans in the foreclosure process was $34.9 million and $2.3 million, respectively

PCD loans

Subsequent to the determination of the preliminary purchase price allocation, based on updated valuations obtained, the Company recorded a measurement period adjustment of $11.0 million to increase the PCD allowance in connection with the Mosaic Mergers. A reconciliation between the PCD asset’s UPB and purchase price is presented in the table below. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Mosaic Mergers.

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

The fair value of the acquired contingent consideration was determined using a Monte Carlo simulation model which considers various potential results based on Level 3 inputs, including management’s latest estimates of future operating results. Fair value measurements of the contingent consideration liability are sensitive to changes in assumptions related to earnings before tax (“EBT”), discount rate and risk-free rate of return. Contingent consideration also consists of CERs. Pursuant to the CER agreement, if, as of the revaluation date, the sum of the updated fair value of the acquired portfolio less all advances made on such assets, plus all principal payments, return of capital and liquidation proceeds received on such assets exceeds the initial discounted fair value of the acquired portfolio, then the Company will issue to the CER holders, with respect to each CER, a number of shares of common stock equal to 90% of the lesser of the valuation excess and the discount amount, divided by the number of initially issued CERs divided by the Company share value, with cash being paid in lieu of any fractional shares of common stock otherwise due to such holder. In addition, each CER holder will be entitled to receive a number of additional shares of common stock equal to (i) the amount of any dividends or other distributions paid with respect to the number of whole shares of common stock received by such CER holder in respect of such holder’s CERs and having a record date on or after the closing of the Mosaic Mergers and a payment date prior to the issuance date of such shares of common stock, divided by (ii) the Company share value. The probability-weighted expected return method (“PWERM”) was utilized to estimate the return of capital and liquidation proceeds of the acquired asset portfolio, considering each possible outcome, including the economic and projected performance of each acquired asset, using a probability of 65%-100% return of capital. The discounted cashflow technique was utilized by the Company to assess the updated value of the acquired portfolio as of the revaluation date. The fair value of dividend distributions to the CER holders was determined using a Monte Carlo simulation model which considers various potential results based on the CER payments, volatility of the Company’s share value and projected dividend distributions. Subsequent to the determination of the preliminary purchase price allocation, based on updated valuations obtained, the Company recorded a measurement period adjustment of $59.3 million to decrease the fair value of the CERs in connection with the Mosaic Mergers. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Mosaic Mergers.

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

The table below presents financial instruments carried at fair value on a recurring basis.

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2022
Assets:
Money market funds (a)	$44,611	$—	$—	$44,611
Loans, held for sale, at fair value	—	197,453	60,924	258,377
Loans, net, at fair value	—	—	9,786	9,786
Paycheck Protection Program loans	—	576	—	576
MBS, at fair value	—	32,041	—	32,041
Derivative instruments, at fair value	—	12,846	117	12,963
Residential MSRs, at fair value	—	—	192,203	192,203
Investment in unconsolidated joint ventures	—	—	8,094	8,094
Preferred equity investments (b)	—	—	108,423	108,423
Total assets	$44,611	$242,916	$379,547	$667,074

Liabilities:
Derivative instruments, at fair value	$—	$1,586	$—	$1,586
Contingent consideration	—	—	28,500	28,500
Total liabilities	$—	$1,586	$28,500	$30,086
December 31, 2021
Assets:
Loans, held for sale, at fair value	$—	$321,070	$231,865	$552,935
Loans, net, at fair value	—	—	10,766	10,766
Paycheck Protection Program loans	—	—	3,243	3,243
MBS, at fair value	—	97,915	1,581	99,496
Derivative instruments, at fair value	—	4,683	2,339	7,022
Residential MSRs, at fair value	—	—	120,142	120,142
Investment in unconsolidated joint ventures	—	—	8,894	8,894
Total assets	$—	$423,668	$378,830	$802,498

Liabilities:
Derivative instruments, at fair value	$—	$410	$—	$410
Contingent consideration	—	—	16,400	16,400
Total liabilities	$—	$410	$16,400	$16,810
(a) Money market funds are included in cash and cash equivalents on the consolidated balance sheet
(b) Preferred equity investments held through consolidated joint ventures are included in assets of consolidated VIEs on the consolidated balance sheet

The table below presents the valuation techniques and significant unobservable inputs used to value Level 3 financial instruments, using third party information without adjustment.

(in thousands)	Fair Value	Predominant Valuation Technique (a)	Type	Range	Weighted Average
December 31, 2022
Residential MSRs, at fair value	$192,203	Income Approach	Forward prepayment rate | Discount rate | Servicing expense	(b)	(b)
Investment in unconsolidated joint ventures	$8,094	Income Approach	Discount rate	9.0%	9.0%
Derivative instruments, at fair value	$117	Market Approach	Origination pull-through rate | Servicing Fee Multiple | Percentage of unpaid principal balance	53.9% - 100% | 2.0 - 7.2% | 0.5 - 3.2%	83% | 4.7% | 1.6%
Preferred equity investments	$108,423	Income Approach	Discount rate	10.5%	10.5%
Contingent consideration- Mosaic CER dividends	$(4,587)	Monte Carlo Simulation Model	Equity volatility | Discount rate	35.0% | 11.9%	35.0% | 11.9%
Contingent consideration- Mosaic CER units	$(14,913)	Income approach and PWERM Model	Revaluation discount rate | Discount rate	12.0% | 11.9%	12.0% | 11.9%
December 31, 2021
Derivative instruments, at fair value	$2,339	Market Approach	Origination pull-through rate | Servicing Fee Multiple | Percentage of unpaid principal balance	63.0 - 100% | 0.4 - 5.2% | 0.1 to 3.1%	86.7% | 4.1% | 1.3%
Residential MSRs, at fair value	$120,142	Income Approach	Forward prepayment rate | Forward Default Rate | Discount rate | Servicing expense	(b)	(b)
Investment in unconsolidated joint ventures	$8,894	Income Approach	Discount rate	9.0%	9.0%
Contingent consideration	$(16,400)	Monte Carlo Simulation Model	EBT volatility | Risk-free rate of return | EBT discount rate | Liability discount rate	25.0% | 0.4% | 17.6% | 3.8%	25.0% | 0.4% | 17.6% | 3.8%
(a) Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class.
(b) Refer to Note 9 - Servicing Rights for more information on residential MSRs unobservable inputs.

Included within Level 3 assets of $379.5 million as of December 31, 2022 and $378.8 million as of December 31, 2021, is $70.7 million and $247.5 million, respectively of quoted or transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value. Included within Level 3 liabilities of $28.5 million as of December 31, 2022, is $9.0 million of quoted or transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value.

The table below presents a summary of changes in fair value for Level 3 assets and liabilities.

(in thousands)	MBS	Derivatives	Loans, net	Loans, held for sale, at fair value	Investments held to maturity	PPP loans	Residential MSRs	Investment in unconsolidated joint ventures	Contingent consideration	Preferred equity investments	Total
Year Ended December 31, 2022
Beginning Balance	$1,581	$2,339	$10,766	$231,865	$—	$3,243	$120,142	$8,894	$(16,400)	$—	$362,430
Purchases or Originations	—	—	—	23,470	—	—	—	—		—	23,470
Additions due to loans sold, servicing retained	—	—	—	—	—	—	37,433	—		—	37,433
Merger	—	—	—	—	17,053	—	—	—	(84,348)	108,423	41,128
Sales / Principal payments	(1,352)	—	—	(155,380)	(13,173)	(1,400)	(11,434)	—	9,000	—	(173,739)
Accreted discount, net	1	—	—	—	—	—	—	—		—	1
Realized gains (losses), net	(1,449)	—	—	(16,658)	(156)	—	—	—		—	(18,263)
Unrealized gains (losses), net	2,688	(2,222)	(980)	(17,188)	—	—	46,062	(800)	3,900	—	31,460
Measurement Period Adjustment	—	—	—	—	(3,724)	—	—	—	59,348	—	55,624
Transfer to loans, held for investment	—	—	—	(3,845)	—	—	—	—	—	—	(3,845)
Transfer to (from) Level 3	(1,469)	—	—	(1,340)	—	(1,843)	—	—		—	(4,652)
Ending Balance	$—	$117	$9,786	$60,924	$—	$—	$192,203	$8,094	$(28,500)	$108,423	$351,047

Year Ended December 31, 2021
Beginning Balance	$25,131	$16,363	$13,795	$—	$—	$74,931	$76,840	$—	$—	$—	$207,060
Purchases or Originations	—	—	—	283,054	—	3,866	—	9,197	(12,400)	—	283,717
Additions due to loans sold, servicing retained	—	—	—	—	—	—	46,286	—	—	—	46,286
Sales / Principal payments	(92)	—	(3,201)	(68,001)	—	(75,554)	(19,904)	—	—	—	(166,752)
Realized gains (losses), net	—	—	7	(1,635)	—	—	—	—	—	—	(1,628)
Unrealized gains (losses), net	1,253	(14,024)	165	86	—	—	16,920	(303)	(4,000)	—	97
Accreted discount, net	59	—	—	—	—	—	—	—	—	—	59
Transfer to (from) Level 3	(24,770)	—	—	18,361	—	—	—	—	—	—	(6,409)
Ending Balance	$1,581	$2,339	$10,766	$231,865	$—	$3,243	$120,142	$8,894	$(16,400)	$—	$362,430

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

	December 31, 2022		December 31, 2021
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Loans, net	$9,878,222	$9,610,412	$6,986,528	$7,112,282
Paycheck Protection Program loans	186,409	196,222	867,109	927,766
Investments held to maturity	3,306	3,306	—	—
Purchased future receivables, net	8,246	8,246	7,872	7,872
Servicing rights	87,117	91,698	84,457	89,470
Total assets	$10,163,300	$9,909,884	$7,945,966	$8,137,390
Liabilities:
Secured borrowings	$2,846,293	$2,846,293	$2,517,600	$2,517,600
Paycheck Protection Program Liquidity Facility borrowings	201,011	201,011	941,505	941,505
Securitized debt obligations of consolidated VIEs, net	4,903,350	4,748,291	3,214,303	3,238,155
Senior secured note, net	343,355	312,975	342,035	338,990
Guaranteed loan financing	264,889	275,316	345,217	366,887
Convertible notes, net	114,397	113,823	113,247	118,922
Corporate debt, net	662,665	614,744	441,817	457,741
Total liabilities	$9,335,960	$9,112,453	$7,915,724	$7,979,800

Other assets of $59.0 million as of December 31, 2022 and $45.6 million as of December 31, 2021, are not carried at fair value and include due from servicers and accrued interest, which are presented in Note 19 – Other Assets and Other Liabilities. Receivables from third parties of $15.1 million as of December 31, 2022 and $29.3 million as of December 31, 2021, are not carried at fair value but generally approximates fair value and are classified as Level 3. Accounts payable and other accrued liabilities of $42.6 million as of December 31, 2022 and $27.5 million as of December 31, 2021, are not carried at fair value and include payables to related parties and accrued interest payable which are included in Note 19. For these instruments, carrying value generally approximates fair value and are classified as Level 3.

Note 8. Investments held to maturity

The table below presents information about held to maturity investments.

	Weighted
	Average			Gross	Gross
	Interest	Amortized		Unrealized	Unrealized
(in thousands)	Rate (a)	Cost	Fair Value	Gains	Losses
December 31, 2022
Less than one year	12.0%	$306	$306	$—	$—
Construction preferred equities	12.0%	$306	$306	$—	$—
One to five years	10.0%	3,000	3,000	$—	$—
Multi-family preferred equities	10.0%	$3,000	$3,000	$—	$—
Total held to maturity investments	10.3%	$3,306	$3,306	$—	$—
(a) Weighted based on current principal balance

Provision for credit losses on held to maturity securities was not material for the year ended December 31, 2022. The Company had no such held to maturity investments as of December 31, 2021.

Subsequent to the determination of the preliminary purchase price allocation, based on updated valuations obtained, the Company recorded a measurement period adjustment of $3.7 million to decrease the value of held to maturity investments in connection with the Mosaic Mergers. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Mosaic Mergers.

Note 9. Servicing rights

The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The Company’s servicing fees are specified by pooling and servicing agreements.

The table below presents information about servicing rights.

	Year Ended December 31,
(in thousands)	2022	2021
SBA servicing rights, at amortized cost
Beginning net carrying amount	$22,157	$18,764
Additions due to loans sold, servicing retained	7,608	8,572
Amortization	(3,817)	(4,021)
Impairment	(6,192)	(1,158)
Ending net carrying amount	$19,756	$22,157
Multi-family servicing rights, at amortized cost
Beginning net carrying amount	$62,300	$19,059
Additions due to loans sold, servicing retained	14,705	18,147
Acquisitions	—	30,503
Amortization	(9,644)	(5,409)
Ending net carrying amount	$67,361	$62,300
Total servicing rights, at amortized cost	$87,117	$84,457
Residential MSRs, at fair value
Beginning net carrying amount	$120,142	$76,840
Additions due to loans sold, servicing retained	37,433	46,286
Loan pay-offs	(11,434)	(19,904)
Unrealized gains	46,062	16,920
Ending fair value amount	$192,203	$120,142
Total servicing rights	$279,320	$204,599

Servicing rights – SBA and multi-family portfolio. The Company’s SBA and multi-family servicing rights are carried at amortized cost and evaluated quarterly for impairment. The Company estimates the fair value of these servicing rights by using a combination of internal models and data provided by third-party valuation experts. The assumptions used in the Company’s internal models include forward prepayment rates, forward default rates, discount rates, and servicing expenses.

The Company’s models calculate the present value of expected future cash flows utilizing assumptions that it believes are used by market participants. Forward prepayment rates, forward default rates and discount rates are derived from historical experiences adjusted for prevailing market conditions. Components of the estimated future cash flows include servicing fees, late fees, other ancillary fees and cost of servicing.

The table below presents additional information about SBA and multi-family servicing rights.

	As of December 31, 2022		As of December 31, 2021
(in thousands)	UPB	Carrying Value	UPB	Carrying Value
SBA	$1,019,770	$19,756	$856,188	$22,157
Multi-family	4,839,028	67,361	4,232,969	62,300
Total	$5,858,798	$87,117	$5,089,157	$84,457

The table below presents significant assumptions used in the estimated valuation of SBA and multi-family servicing rights carried at amortized cost.

	December 31, 2022				December 31, 2021
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA servicing rights
Forward prepayment rate	10.2	-	21.6%	10.6%	7.9	-	21.0%	8.9%
Forward default rate	0.0	-	10.0%	9.2%	0.0	-	10.4%	9.1%
Discount rate	18.0	-	31.4%	18.7%	10.0	-	21.3%	10.7%
Servicing expense	0.4	-	0.4%	0.4%	0.4	-	0.4%	0.4%

Multi-family servicing rights
Forward prepayment rate	0.0	-	7.2%	3.5%	0.0	-	7.3%	3.5%
Forward default rate	0.0	-	1.1%	0.8%	0.0	-	1.3%	1.0%
Discount rate	6.0	-	6.0%	6.0%	6.0	-	6.0%	6.0%
Servicing expense	0.0	-	0.8%	0.1%	0.0	-	0.8%	0.1%

Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The table below presents the possible impact of 10% and 20% adverse changes to key assumptions on SBA and multi-family servicing rights.

(in thousands)	December 31, 2022	December 31, 2021
SBA servicing rights
Forward prepayment rate
Impact of 10% adverse change	$(578)	$(670)
Impact of 20% adverse change	$(1,125)	$(1,305)
Default rate
Impact of 10% adverse change	$(125)	$(155)
Impact of 20% adverse change	$(249)	$(309)
Discount rate
Impact of 10% adverse change	$(861)	$(746)
Impact of 20% adverse change	$(1,642)	$(1,443)
Servicing expense
Impact of 10% adverse change	$(1,228)	$(1,344)
Impact of 20% adverse change	$(2,455)	$(2,687)
Multi-family servicing rights
Forward prepayment rate
Impact of 10% adverse change	$(271)	$(291)
Impact of 20% adverse change	$(537)	$(575)
Default rate
Impact of 10% adverse change	$(22)	$(25)
Impact of 20% adverse change	$(44)	$(50)
Discount rate
Impact of 10% adverse change	$(2,057)	$(1,910)
Impact of 20% adverse change	$(4,012)	$(3,726)
Servicing expense
Impact of 10% adverse change	$(2,685)	$(2,659)
Impact of 20% adverse change	$(5,370)	$(5,318)

The table below presents estimated future amortization expense for SBA and multi-family servicing rights.

(in thousands)	December 31, 2022
2023	$12,622
2024	11,385
2025	10,111
2026	9,051
2027	8,082
Thereafter	35,866
Total	$87,117

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

The table below presents additional information about residential MSRs carried at fair value.

	December 31, 2022		December 31, 2021
(in thousands)	UPB	Fair Value	UPB	Fair Value
Fannie Mae	$4,492,990	$64,914	$4,056,595	$41,698
Freddie Mac	4,499,992	68,208	4,131,904	45,017
Ginnie Mae	3,085,038	59,081	2,807,186	33,427
Total	$12,078,020	$192,203	$10,995,685	$120,142

The table below presents significant assumptions used in the valuation of residential MSRs carried at fair value.

	December 31, 2022				December 31, 2021
	Range of input values			Weighted Average	Range of input values			Weighted Average
Residential MSRs
Forward prepayment rate	6.0	-	21.5%	6.3%	8.4	-	20.9%	9.5%
Discount rate	9.5	-	12.0%	10.1%	9.0	-	11.0%	9.4%
Servicing expense	$70	-	$85	$74	$70	-	$85	$74

Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The table below presents the possible impact of 10% and 20% adverse changes to key assumptions on the fair value of residential MSRs.

(in thousands)	December 31, 2022	December 31, 2021
Residential MSRs
Prepayment rate
Impact of 10% adverse change	$(5,620)	$(5,262)
Impact of 20% adverse change	$(10,948)	$(9,262)
Discount rate
Impact of 10% adverse change	$(8,906)	$(4,533)
Impact of 20% adverse change	$(17,066)	$(8,745)
Servicing expense
Impact of 10% adverse change	$(2,689)	$(2,125)
Impact of 20% adverse change	$(5,378)	$(4,251)

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

The table below presents the components of residential mortgage banking activities and associated variable expenses.

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Realized and unrealized gain (loss) of residential mortgage loans held for sale, at fair value	$(15,420)	$101,038	$198,937
Creation of new MSRs, net of payoffs	25,999	26,382	22,919
Loan origination fee income on residential mortgage loans	15,159	20,307	20,802
Unrealized gain (loss) on IRLCs and other derivatives	(1,765)	(10,430)	10,062
Residential mortgage banking activities	$23,973	$137,297	$252,720

Variable expenses on residential mortgage banking activities	$(4,340)	$(75,133)	$(114,510)

Note 11. Secured borrowings

The table below presents certain characteristics of secured borrowings.

					Pledged Assets	Carrying Value December 31,
Lenders (1)	Asset Class	Current Maturity(2)	Pricing (3)	Facility Size	Carrying Value	2022	2021
2	SBA loans	October 2023	SOFR + 2.875% Prime - 0.821% to + 0.00%	$200,000	$223,067	$160,903	$112,786
2	SBC loans - USD	June 2023 – February 2024	1 ML + 7.00% SOFR + 1.35%	360,000	338,267	111,966	41,864
2	SBC loan - Non-USD (4)	June 2026	SONIA + 3.25% Euribor + 2.69%	334,930	78,908	61,596	40,373
5	Residential loans	March 2023 – November 2023	Variable Pricing	440,000	137,389	132,658	226,460
1	Residential MSRs	September 2023	1 ML + 2.50%	50,000	133,122	49,900	49,400
1	Purchased future receivables	October 2023	1 ML + 4.50%	50,000	—	—	1,000
Total borrowings under credit facilities and other financing agreements				$1,434,930	$910,753	$517,023	$471,883
7	SBC loans	November 2023 – March 2026	1 MT + 2.00% SOFR + 2.40%	$3,713,000	$2,562,896	$1,905,358	$1,717,890
1	Residential loans	Matured	L + 3.00%	—	—	—	27,058
6	MBS	March 2023 – April 2023	6.18%	423,912	780,114	423,912	300,769
Total borrowings under repurchase agreements				$4,136,912	$3,343,010	$2,329,270	$2,045,717
Total secured borrowings				$5,571,842	$4,253,763	$2,846,293	$2,517,600

(1) Represents the total number of facility lenders.

(2) Current maturity does not reflect extension options available beyond original commitment terms.

(3) Asset class pricing is determined using an index rate plus a weighted average spread.

(4) Non-USD denominated credit facilities have been converted into USD for purposes of this disclosure.

In the table above, the agreements governing secured borrowings require maintenance of certain financial and debt covenants. As of December 31, 2022, certain financing counterparties covenants calculations were amended to exclude the PPPLF from certain covenant calculations. As of December 31, 2021, the Company received a waiver from certain financing counterparties to exclude the PPPLF from certain covenant calculations. As of both December 31, 2022 and December 31, 2021 the Company was in compliance with all debt and financial covenants.

The table below presents the carrying value of collateral pledged with respect to secured borrowings outstanding.

	Pledged Assets Carrying Value
(in thousands)	December 31, 2022	December 31, 2021
Collateral pledged - borrowings under credit facilities and other financing agreements
Loans, held for sale, at fair value	$146,721	$276,022
Loans, net	630,910	206,169
MSRs	133,122	86,714
Purchased future receivables	—	7,872
Total	$910,753	$576,777
Collateral pledged - borrowings under repurchase agreements
Loans, net	$2,496,880	$2,062,867
MBS	27,015	53,194
Retained interest in assets of consolidated VIEs	753,099	379,349
Loans, held for sale, at fair value	60,551	208,558
Loans, held at fair value	3,974	—
Real estate acquired in settlement of loans	1,491	1,425
Total	$3,343,010	$2,705,393
Total collateral pledged on secured borrowings	$4,253,763	$3,282,170

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

The Senior Secured Notes are redeemable by ReadyCap Holdings’ following a non-call period, through the payment of the outstanding principal balance of the Senior Secured Notes plus a “make-whole” or other premium that decreases the closer the Senior Secured Notes are to maturity.  ReadyCap Holdings is required to offer to repurchase the Senior Secured Notes at 101% of the principal balance of the Senior Secured Notes in the event of a change in control and a downgrade of the rating on the Senior Secured Notes in connection therewith, as set forth more fully in the note purchase agreement.

The Senior Secured Notes were issued pursuant to a note purchase agreement, which contains certain customary negative covenants and requirements relating to the collateral and our company, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and limitations on transactions with affiliates.

Convertible notes, net

On August 9, 2017, the Company closed an underwritten public sale of $115.0 million aggregate principal amount of its 7.00% convertible senior notes due 2023 (“Convertible Notes”). As of December 31, 2022, the conversion rate was 1.6498 shares of common stock per $25 principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $15.15 per share of common stock. Upon conversion, holders will receive, at the Company's discretion, cash, shares of the Company's common stock or a combination thereof.

The Company may redeem all or any portion of the Convertible Notes on or after August 15, 2021, if the last reported sale price of the Company’s common stock has been at least 120% of the conversion price in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price payable in cash equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest. Additionally, upon the occurrence of certain corporate transactions, holders may require the Company to purchase the Convertible Notes for cash at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest.

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

As of December 31, 2022, the Company was in compliance with all covenants with respect to the Convertible Notes.

Corporate debt, net

The Company issues senior unsecured notes in public and private transactions. The notes are governed by a base indenture and supplemental indentures. Often, the notes are redeemable by us following a non-call period, through the payment of the outstanding principal balance plus a “make-whole” or other premium that typically decreases the closer the notes are to maturity. The Company often is required to offer to repurchase the notes in some cases at 101% of the principal balance of the notes in the event of a change in control or fundamental change pertaining to our company, as defined in the applicable supplemental indentures. The notes rank equal in right of payment to any of its existing and future unsecured and unsubordinated indebtedness; effectively junior in right of payment to any of its existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness, other liabilities (including trade payables) and (to the extent not held by us) preferred stock, if any, of our subsidiaries. The supplemental indentures governing the notes often contain customary negative covenants and financial covenants relating to maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and limitations on transactions with affiliates.

As of December 31, 2022, the Company was in compliance with all covenants with respect to Corporate debt.

The Debt ATM Agreement

On May 20, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”), pursuant to which it may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and the Company. During the year ended December 31, 2022, the Company sold an aggregate of 215.3 thousand of the 6.20% 2026 Notes and 5.75% 2026 Notes at an average price of $25.40 per note and $25.05 per note, respectively, for net proceeds of $5.3 million after related expenses paid of $0.1 million through the Debt ATM Program. No such sales through the Debt ATM Program were made during the three months ended December 31, 2022.

The table below presents information about senior secured notes, convertible notes and corporate debt.

(in thousands)	Coupon Rate	Maturity Date	December 31, 2022
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Unamortized deferred financing costs - Senior secured notes			(6,645)
Total Senior secured notes, net			$343,355
Convertible notes principal amount (2)	7.00%	8/15/2023	115,000
Unamortized discount - Convertible notes (3)			(194)
Unamortized deferred financing costs - Convertible notes			(409)
Total Convertible notes, net			$114,397
Corporate debt principal amount(4)	5.50%	12/30/2028	110,000
Corporate debt principal amount(5)	6.20%	7/30/2026	104,613
Corporate debt principal amount(5)	5.75%	2/15/2026	206,270
Corporate debt principal amount(6)	6.125%	4/30/2025	120,000
Corporate debt principal amount(7)	7.375%	7/31/2027	100,000
Unamortized discount - corporate debt			(9,771)
Unamortized deferred financing costs - corporate debt			(4,697)
Junior subordinated notes principal amount(8)	3ML + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(9)	3ML + 3.10%	4/30/2035	21,250
Total corporate debt, net			$662,665
Total carrying amount of debt			$1,120,417
Total carrying amount of conversion option of equity components recorded in equity			$194
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
(6) Interest on the corporate debt is payable semiannually on April 30 and October 30 of each year.
(7) Interest on the corporate debt is payable semiannually on January 31 and July 31 of each year.
(8) Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(9) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.

The table below presents the contractual maturities for senior secured notes, convertible notes and corporate debt.

(in thousands)	December 31, 2022
2023	$115,000
2024	—
2025	120,000
2026	660,883
2027	100,000
Thereafter	146,250
Total contractual amounts	$1,142,133
Unamortized deferred financing costs, discounts, and premiums, net	(21,716)
Total carrying amount of debt	$1,120,417

Note 13. Guaranteed loan financing

Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment in the consolidated balance sheets and the portion sold is recorded as guaranteed loan financing in the liabilities section of the consolidated balance sheets. For these partial loan sales, the interest earned on the entire loan balance is recorded as interest income and the interest earned by the buyer in the partial loan sale is recorded within interest expense in the accompanying consolidated statements of income. Guaranteed loan financings are secured by loans of $265.6 million and $346.1 million as of December 31, 2022 and December 31, 2021, respectively.

The table below presents guaranteed loan financing and the related interest rates and maturity dates.

	Weighted Average	Range of	Range of
(in thousands)	Interest Rate	Interest Rates	Maturities (Years)	Ending Balance
December 31, 2022	6.68%	1.45-8.50%	2023-2046	$264,889
December 31, 2021	3.78%	0.99-6.50%	2022-2046	$345,217

The table below presents the contractual maturities of guaranteed loan financing.

(in thousands)	December 31, 2022
2023	$234
2024	1,033
2025	1,387
2026	4,391
2027	12,686
Thereafter	245,158
Total	$264,889

Note 14. Variable interest entities and securitization activities

In the normal course of business, the Company enters into certain types of transactions with entities that are considered to be VIEs. The Company’s primary involvement with VIEs has been related to its securitization transactions in which it transfers assets to securitization vehicles, most notably trusts. The Company primarily securitizes its acquired and originated loans, which provides a source of funding and has enabled it to transfer a certain portion of economic risk on loans or related debt securities to third parties. The Company also transfers originated loans to securitization trusts sponsored by third parties, most notably Freddie Mac. Third-party securitizations are securitization entities in which it maintains an economic interest but does not sponsor. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE. The majority of the VIE activity in which the Company is involved in are consolidated within its financial statements. Refer to Note 3– Summary of Significant Accounting Policies for a discussion of accounting policies applied to the consolidation of the VIE and transfer of the loans in connection with the securitization.

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

The table below presents additional information on the Company’s securitized debt obligations.

	December 31, 2022			December 31, 2021
	Current		Weighted	Current		Weighted
	Principal	Carrying	Average	Principal	Carrying	Average
(in thousands)	Balance	value	Interest Rate	Balance	value	Interest Rate
ReadyCap Lending Small Business Trust 2019-2	$49,031	$48,518	4.0%	$79,294	$78,268	2.6%
Sutherland Commercial Mortgage Trust 2017-SBC6	7,386	7,273	4.3	16,729	16,471	3.8
Sutherland Commercial Mortgage Trust 2019-SBC8	120,916	119,072	2.9	145,351	143,153	2.9
Sutherland Commercial Mortgage Trust 2020-SBC9	—	—	4.2	86,680	85,459	4.1
Sutherland Commercial Mortgage Trust 2021-SBC10	109,622	107,969	1.6	159,745	157,483	1.6
ReadyCap Commercial Mortgage Trust 2014-1	—	—	5.8	6,770	6,756	5.7
ReadyCap Commercial Mortgage Trust 2015-2	2,726	2,442	5.1	17,598	15,960	5.1
ReadyCap Commercial Mortgage Trust 2016-3	11,950	11,787	5.1	19,106	18,285	4.9
ReadyCap Commercial Mortgage Trust 2018-4	58,838	57,857	4.3	81,379	78,751	4.1
ReadyCap Commercial Mortgage Trust 2019-5	111,184	108,859	4.5	150,547	143,204	4.3
ReadyCap Commercial Mortgage Trust 2019-6	209,930	207,464	3.3	269,315	263,752	3.2
ReadyCap Commercial Mortgage Trust 2022-7	197,498	194,456	4.2	—	—	—
Ready Capital Mortgage Financing 2019-FL3	59,508	59,508	3.5	92,930	92,921	1.6
Ready Capital Mortgage Financing 2020-FL4	192,419	192,213	4.8	304,157	300,832	3.1
Ready Capital Mortgage Financing 2021-FL5	415,166	413,101	3.1	506,721	501,697	1.5
Ready Capital Mortgage Financing 2021-FL6	502,220	497,891	2.9	543,223	536,270	1.3
Ready Capital Mortgage Financing 2021-FL7	743,848	738,246	3.2	753,314	744,449	1.6
Ready Capital Mortgage Financing 2022-FL8	913,675	906,307	3.7	—	—	—
Ready Capital Mortgage Financing 2022-FL9	587,722	579,823	5.9	—	—	—
Ready Capital Mortgage Financing 2022-FL10	651,460	642,578	7.9	—	—	—
Total	$4,945,099	$4,895,364	4.3%	$3,232,859	$3,183,711	2.2%

The table above excludes non-company sponsored securitized debt obligations of $8.0 million and $30.6 million that are consolidated in the consolidated balance sheets as of December 31, 2022 and December 31, 2021, respectively.

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

Joint Venture Investments- VIEs

Unconsolidated VIEs. The Company does not consolidate variable interests held in an acquired joint venture investment accounted for as an equity method investment as it does not have the power to direct the activities that most significantly impact their economic performance and therefore, the Company only accounts for its specific interest in them.

Consolidated VIEs. The Company consolidates variable interests held in an acquired joint venture investment for which it is the primary beneficiary. The equity held by the remaining owners and their portions of net income (loss) are reflected in stockholders’ equity on the consolidated balance sheets as Non-controlling interests and in the consolidated statements of income as Net income attributable to noncontrolling interests, respectively. As of December 31, 2022, the Company’s financial results on joint venture investments identified as consolidated VIEs were not material.

Assets and liabilities of consolidated VIEs

The table below presents assets and liabilities of consolidated VIEs.

(in thousands)	December 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$997	$9,041
Restricted cash	77,062	33,187
Loans, net	6,311,698	4,081,848
Preferred equity investments	108,423	—
Other assets	54,580	21,488
Total assets	$6,552,760	$4,145,564
Liabilities:
Securitized debt obligations of consolidated VIEs, net	4,903,350	3,214,303
Due to third parties	3,727	—
Total liabilities	$4,907,077	$3,214,303

Assets of unconsolidated VIEs

The table below reflects variable interests in identified VIEs for which the Company is not the primary beneficiary.

	Carrying Amount		Maximum Exposure to Loss (1)
(in thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
MBS, at fair value(2)	$24,408	$80,756	$24,408	$80,756
Investment in unconsolidated joint ventures	118,641	74,334	118,641	74,334
Total assets in unconsolidated VIEs	$143,049	$155,090	$143,049	$155,090
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

	Year Ended December 31,
(in thousands)	2022	2021	2020
Interest income
Loans
Bridge	$414,308	$148,038	$80,796
Fixed rate	54,998	63,061	67,692
Construction	28,234	—	—
SBA - 7(a)	43,571	37,540	38,685
PPP	54,518	79,201	—
Residential	86	139	149
Other	38,795	46,844	56,326
Total loans (1)	$634,510	$374,823	$243,648
Held for sale, at fair value, loans
Fixed rate	$7,581	$2,556	$105
Freddie Mac	621	1,159	1,084
Residential	7,869	8,165	7,537
Other	388	3,111	165
Total loans, held for sale, at fair value (1)	$16,459	$14,991	$8,891
Investments held to maturity	$4,386	$—	$—
Preferred equity investments(1)	$10,445	$—	$—
MBS, at fair value	$5,370	$13,682	$6,097
Total interest income	$671,170	$403,496	$258,636
Interest expense
Secured borrowings	$(135,802)	$(65,692)	$(45,430)
Paycheck Protection Program Liquidity Facility borrowings	(1,699)	(7,140)	—
Securitized debt obligations of consolidated VIEs	(185,047)	(82,249)	(78,029)
Guaranteed loan financing	(14,644)	(13,900)	(18,399)
Senior secured note	(17,503)	(15,472)	(13,870)
Convertible note	(8,752)	(8,752)	(8,752)
Corporate debt	(37,327)	(20,356)	(11,001)
Total interest expense	$(400,774)	$(213,561)	$(175,481)
Net interest income before provision for loan losses	$270,396	$189,935	$83,155
(1) Includes interest income on assets in consolidated VIEs.

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

As described in Note 3, for qualifying cash flow hedges, the change in the fair value of derivatives is recorded in OCI and not recognized in the consolidated statements of income. Derivative movements impacting earnings are recognized on a consistent basis with the classification of the hedged item, primarily interest expense. The ineffective portions of the cash flow hedges are immediately recognized in earnings.

The table below presents average notional derivative amounts, as this is the most relevant measure of volume, and derivative assets and liabilities by type.

		December 31, 2022			December 31, 2021
		Notional	Derivative	Derivative	Notional	Derivative	Derivative
(in thousands)	Primary Underlying Risk	Amount	Asset	Liability	Amount	Asset	Liability
IRLCs	Interest rate risk	$205,204	$117	$—	$348,348	$2,340	$—
Interest Rate Swaps - not designated as hedges(1)	Interest rate risk	216,381	19,366	—	536,548	6,076	(3,830)
Interest Rate Swaps - designated as hedges(1)	Interest rate risk	266,139	33,863	—	—	—	—
TBA Agency Securities(1)	Market risk	134,150	796	(749)	346,000	128	(538)
FX forwards	Foreign exchange rate risk	47,834	1,123	(1,319)	27,484	606	—
Total		$869,708	$55,265	$(2,068)	$1,258,380	$9,150	$(4,368)

(1) Refer to Note 23 – Offsetting Assets and Liabilities for further details.

The table below presents gains and losses on derivatives.

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Net Realized	Net Unrealized	Net Realized	Net Unrealized
(in thousands)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
CDSs	$—	$—	$(287)	$322
Interest rate swaps	9,701	50,982	(8,867)	16,422
TBA Agency Securities	—	459	—	3,593
IRLCs	—	(2,223)	—	(14,023)
FX forwards	3,548	(802)	603	1,378
Total	$13,249	$48,416	$(8,551)	$7,692

In the table above:

●	Gains (losses) on CDSs, interest rate swaps and FX forwards are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of income.
●	For qualifying hedges of interest rate risk on interest rate swaps, the effective portion relating to the unrealized gain (loss) on derivatives are recorded in AOCI.
●	Gains (losses) on residential mortgage banking activity TBAs and IRLCs are recorded in residential mortgage banking activities in the consolidated statements of income.

The table below summarizes the gains and losses on derivatives which have qualified for hedge accounting.

(in thousands)	Derivatives - effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives- effective portion recorded in OCI	Total change in OCI for period
Interest rate hedges- forecasted transactions:
Year Ended December 31, 2022	$(1,412)	$—	$(1,412)	$(3,545)	$(2,133)
Year Ended December 31, 2021	$(1,133)	$—	$(1,133)	$1,406	$2,539

In the table above:

●	Forecasted transactions on interest rates consists of benchmark interest rate hedges of SOFR and LIBOR-indexed floating-rate liabilities.
●	Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.
●	Amounts recorded in OCI for the period represents after tax amounts.

Note 17. Real estate owned, held for sale

The table below presents details on the real estate owned, held for sale portfolio.

(in thousands)	December 31, 2022	December 31, 2021
Acquired Portfolio:
Mixed Use	$35,361	$1,020
Land	—	6,318
Multi-family	48,768	—
Total Acquired REO	$84,129	$7,338
Other REO held for sale:
Single Family	$24,300	$24,300
Retail	1,853	3,129
Office	6,816	7,384
SBA	—	137
Total Other REO	$32,969	$34,950
Total real estate owned, held for sale	$117,098	$42,288

In the table above, Other REO excludes $1.0 million as of December 31, 2022 of real estate owned, held for sale within consolidated VIEs. No such exclusions were made as of December 31, 2021.

Subsequent to the determination of the preliminary purchase price allocation, based on updated valuations obtained, the Company recorded a measurement period adjustment of $33.9 million to decrease the value of real estate owned, held for sale in connection with the Mosaic Mergers. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Mosaic Mergers

Note 18. Agreements and transactions with related parties

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

The table below presents the management fee payable to the Manager.

	For the Year Ended December 31,
	2022	2021
Management fee - total	$19.3 million	$10.9 million
Management fee - amount unpaid	$5.2 million	$2.9 million

Incentive distribution. The Manager is entitled to an incentive distribution in an amount equal to the product of (i) 15% and (ii) the excess of (a) distributable earnings (which is referred to as core earnings in the partnership agreement of the operating partnership) on a rolling four-quarter basis over (b) an amount equal to 8.00% per annum multiplied by the weighted average of the issue price per share of the common stock or OP units multiplied by the weighted average number of shares of common stock outstanding, provided that distributable earnings over the prior twelve calendar quarters is greater than zero. For purposes of determining the incentive distribution payable to the Manager, distributable earnings is defined under the partnership agreement of the operating partnership in a manner that is similar to the definition of Distributable Earnings described below under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” included in this annual report on Form 10-K but with the following additional adjustments which (i) further exclude: (a) the incentive distribution, (b) non-cash equity compensation expense, if any, (c) unrealized gains or losses on SBC loans (not just MBS and MSRs), (d) depreciation and amortization (to the extent we foreclose on any property), and (e) one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the independent directors and (ii) add back any realized gains or losses on the sales of MBS and on discontinued operations which were excluded from the definition of distributable earnings described under “Non-GAAP Financial Measures”.

The table below presents the incentive fee payable to the Manager.

	For the Year Ended December 31,
	2022	2021
Incentive fee distribution - total	$3.1 million	$5.4 million
Incentive fee distribution - amount unpaid	$2.2 million	$2.4 million

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

The current term of the Management Agreement will expire on October 31, 2023 and is automatically renewed for successive one-year terms on each anniversary thereafter; provided, however, that either the Company, under the certain limited circumstances described above that would require the Company and the operating partnership to make the payments described above, or the Manager may terminate the Management Agreement annually upon 180 days prior notice.

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

The table below presents reimbursable expenses payable to the Manager.

	For the Year Ended December 31,
	2022	2021
Reimbursable expenses payable to Manager - total	$11.9 million	$10.3 million
Reimbursable expenses payable to Manager - amount unpaid	$7.8 million	$6.2 million

Co-Investment with Manager

On July 15, 2022, the Company closed on a $125.0 million commitment to invest into a parallel vehicle, Waterfall Atlas Fund, LP (the “Fund”), a fund managed by the Manager, in exchange for interests in the Fund. In exchange for the Company’s commitment, the Company is entitled to 15% of any carried interest distributions received by the general partner of the Fund such that over the life of the Fund, the Company receives an internal rate of return of 1.5% over the internal rate of return of the Fund. The Fund focuses on commercial real estate equity through the acquisition of distressed and value-add real estate across property types with local operating partners. As of December 31, 2022, the Company has contributed $36.6 million of cash into the Fund for a remaining commitment of $88.4 million.

Other

During 2021, the Company acquired $6.3 million of interests in unconsolidated joint ventures from a fund which is managed by an affiliate of its Manager.

Note 19. Other assets and other liabilities

The table below presents the composition of other assets and other liabilities.

(in thousands)	December 31, 2022	December 31, 2021
Other assets:
Goodwill	$37,818	$31,470
Deferred loan exit fees	36,669	25,923
Accrued interest	34,951	21,873
Due from servicers	24,078	23,729
Intangible assets	16,308	14,842
Receivable from third party	15,114	29,298
Deferred financing costs	5,176	3,840
Deferred tax asset	977	3,601
Right-of-use lease asset	1,687	2,402
Other assets	16,991	15,120
Other assets	$189,769	$172,098
Accounts payable and other accrued liabilities:
Accrued salaries, wages and commissions	$38,245	$42,715
Accrued interest payable	34,785	22,278
Servicing principal and interest payable	13,163	19,100
Deferred tax liability	30,885	11,986
Repair and denial reserve	10,846	19,725
Payable to related parties	7,815	5,232
Accrued PPP related costs	4,016	12,460
Accrued professional fees	2,804	4,324
Lease payable	1,778	3,002
Other liabilities	32,183	42,589
Total accounts payable and other accrued liabilities	$176,520	$183,411

Goodwill

The table below presents the carrying value of goodwill by reportable segment.

(in thousands)	December 31, 2022	December 31, 2021
SBC Lending and Acquisitions	$26,612	$20,264
Small Business Lending	11,206	11,206
Total	$37,818	$31,470

Subsequent to the determination of the preliminary purchase price allocation, the Company recorded a measurement period adjustment based on the updated valuations obtained by decreasing net assets acquired by $63.3 million and decreasing the fair value of the CERs issued by $59.3 million, with the remainder of the offset recorded as a $4.0 million increase to goodwill. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Mosaic Mergers.

Intangible assets

The table below presents information on intangible assets.

(in thousands)	December 31, 2022	December 31, 2021	Estimated Useful Life
Customer Relationships - Red Stone	$6,293	$6,651	19 years
Internally developed software - Knight Capital	1,794	2,428	6 years
Internally developed software to be sold, leased, or marketed	3,092	—	5 years
Trade name - Red Stone	2,500	2,500	Indefinite life
SBA license	1,000	1,000	Indefinite life
Broker network - Knight Capital	356	622	4.5 years
Favorable lease	520	640	12 years
Trade name - Knight Capital	416	562	6 years
Trade name - GMFS	337	439	15 years
Total intangible assets	$16,308	$14,842

The amortization expense related to intangible assets for the years ended December 31, 2022 and 2021 was $1.6 million and $1.4 million, respectively. Such amounts are recorded as other operating expenses in the consolidated statements of income.

The table below presents accumulated amortization for finite-lived intangible assets.

(in thousands)	December 31, 2022
Internally developed software - Knight Capital	$2,005
Favorable lease	959
Trade name - GMFS	885
Broker network - Knight Capital	844
Trade name - Knight Capital	464
Internally developed software to be sold, leased, or marketed	130
Customer Relationship - Red Stone	507
Total accumulated amortization	$5,794

The table below presents amortization expense related to finite-lived intangible assets for the subsequent five years.

(in thousands)	December 31, 2022
2023	$2,321
2024	2,008
2025	1,763
2026	1,095
2027	978
Thereafter	4,643
Total	$12,808

Loan indemnification reserve

A liability has been established for potential losses related to representations and warranties made by GMFS for loans sold with a corresponding provision recorded for loan indemnification losses. The liability is included in accounts payable and other accrued liabilities in the Company's consolidated balance sheets and the provision for loan indemnification losses is included in variable expenses on residential mortgage banking activities, in the Company's consolidated statements of income. In assessing the adequacy of the liability, management evaluates various factors including historical repurchases and indemnifications, historical loss experience, known delinquent and other problem loans, outstanding repurchase demand, historical rescission rates and economic trends and conditions in the industry. Actual losses incurred are reflected as a reduction of the reserve liability. As of December 31, 2022 and 2021, the loan indemnification reserve was $2.9 million and $4.0 million, respectively.

Due to the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. As of December 31, 2022 and 2021, the reasonably possible loss above the recorded loan indemnification reserve was not material.

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

The Company has participated in the PPP as both direct lender and service provider. Under the CARES Act, the Company originated $109.5 million of PPP loans and was a Lender Service Provider (“LSP”) for $2.5 billion of PPP loans. For the Company’s originations as direct lender, it elected the fair value option and thus, classified the loans as held at fair value on the consolidated balance sheets. Fees totaling $5.2 million were recognized in the period of origination. For loans processed under the LSP, the Company was obligated to perform certain services including: 1) assistance and services to the third-party in the underwriting, marketing, processing and funding of loans, 2) processing forgiveness of the loans with the SBA and 3) servicing and management of subsequently resulting PPP loan portfolios. Such loans are not carried on the consolidated balance sheet and fees totaling $43.3 million were recognized as services were performed. Unrecognized fees as of December 31, 2022 were $0.1 million. Expenses related to PPP loans under the CARES Act are recognized in the period in which they are incurred.

The table below presents details about the Company’s assets and liabilities related to its PPP activities.

(in thousands)	December 31, 2022	December 31, 2021
Assets
Paycheck Protection Program loans	$186,409	$867,109
Paycheck Protection Program loans, at fair value	576	3,243
PPP fee receivable	328	407
Accrued interest receivable	3,196	7,025
Total PPP related assets	$190,509	$877,784
Liabilities
Paycheck Protection Program Liquidity Facility borrowings	$201,011	$941,505
Interest payable	1,176	2,358
Deferred LSP revenue	122	286
Accrued PPP related costs	4,016	12,460
Payable to third parties	277	2,091
Repair and denial reserve	4,878	12,844
Total PPP related liabilities	$211,480	$971,544

In the table above,

●	Originations of PPP loans under the Economic Aid Act were $2.2 billion. These loans are classified as held-for-investment and are accounted for under ASC 310-10, Receivables.
●	Total net fees of $123.7 million are deferred over the expected life of the loans and will be recognized as interest income.
●	As of December 31, 2022 and December 31, 2021, PPPLF borrowings exceed PPP loans on the balance sheet due to net fees of $9.8 million and $60.7 million, respectively. In addition, PPP loans are forgiven before the related PPPLF borrowings are repaid. These proceeds are unrestricted and held in cash and cash equivalents on the consolidated balance sheet.

The table below presents details about the Company’s income and expenses related to its pre-tax PPP activities.

	Year Ended December 31,		Financial statement account
(in thousands)	2022	2021
Income
LSP fee income	$5,369	$10,414	Servicing income
Interest income	54,518	79,201	Interest income
Repair and denial reserve	7,530	(9,539)	Other income - change in repair and denial reserve
Total PPP related income	$67,417	$80,076
Expense
Direct operating expenses	$211	$8,241	Other operating expenses - origination costs
Interest expense	1,699	15,774	Interest expense
Total PPP related expenses	$1,910	$24,015
Net PPP related income	$65,507	$56,061

Other income and expenses

The table below presents the composition of other income and operating expenses.

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Other income:
Origination income	$15,672	$12,415	$40,836
Change in repair and denial reserve	6,977	(10,168)	(4,133)
Employee retention credit consulting income	9,410	—	—
Other	18,697	6,762	4,813
Total other income	$50,756	$9,009	$41,516
Other operating expenses:
Origination costs	$12,906	$24,337	$19,815
Technology expense	9,003	7,971	6,722
Impairment on real estate	4,033	2,293	3,520
Rent and property tax expense	5,887	6,680	5,006
Recruiting, training and travel expense	3,097	1,309	1,419
Marketing expense	2,121	3,025	1,970
Loan acquisition costs	120	110	722
Financing costs on purchased future receivables	121	117	1,495
Other	18,014	12,559	13,700
Total other operating expenses	$55,302	$58,401	$54,369

Note 21. Redeemable Preferred Stock and Stockholders’ Equity

Common stock dividends

The table below presents dividends declared by the board of directors on common stock during the last twelve months.

Declaration Date	Record Date	Payment Date	Dividend per Share
December 14, 2021	December 31, 2021	January 31, 2022	$0.42
March 15, 2022	March 31, 2022	April 29, 2022	$0.42
June 15, 2022	June 30, 2022	July 29, 2022	$0.42
September 15, 2022	September 30, 2022	October 31, 2022	$0.42
December 15, 2022	December 30, 2022	January 31, 2023	$0.40

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

The table below summarizes RSU and RSA activity.

	Restricted Stock Awards
(in thousands, except share data)	Number of Shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, December 31, 2021	888,777	$13,517	$15.21
Granted	349,824	4,964	14.19
Vested	(252,259)	(3,791)	15.03
Forfeited	(2,064)	(26)	12.82
Outstanding, March 31, 2022	984,278	$14,664	$14.90
Granted	18,192	264	14.52
Vested	(17,516)	(257)	14.66
Forfeited	(2,326)	(33)	14.19
Outstanding, June 30, 2022	982,628	$14,638	$14.90
Granted	4,154	55	13.24
Vested	(11,596)	(167)	14.36
Forfeited	(3,266)	(46)	14.14
Outstanding, September 30, 2022	971,920	$14,480	$14.90
Granted	684	9	13.40
Vested	(128,270)	(1,988)	15.50
Forfeited	(17,171)	(243)	14.14
Outstanding, December 31, 2022	827,163	$12,258	$14.82

During the years ended December 31, 2022 and 2021, the Company recognized $7.5 million and $6.9 million, respectively of non-cash compensation expense related to its stock-based incentive plan in the consolidated statements of income. As of December 31, 2022 and 2021, approximately $12.3 million and $13.5 million, respectively of non-cash compensation expense related to unvested awards had not yet been charged to net income. These costs are expected to be amortized into compensation expense ratably over the course of the remaining vesting periods.

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

The Company classifies Series C Cumulative Convertible Preferred Stock, or Series C Preferred Stock, on the balance sheets using the guidance in ASC 480-10-S99. The Series C Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur, such as a change in control. As of December 31, 2022, the conversion rate was 1.2368 shares of common stock per $25 principal amount of the Series C Preferred Stock, which is equivalent to a conversion price of approximately $20.21 per share of common stock. As redemption under these circumstances is not solely within the Company’s control, the Series C Preferred Stock has been classified as temporary equity. The Company has analyzed whether the conversion features should be bifurcated under the guidance in ASC 815-10 and has determined that bifurcation is not necessary.

The table below presents details on preferred equity by series.

			Preferential Cash Dividends			Carrying Value (in thousands)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference	Rate per Annum	Annual Dividend (per share)	December 31, 2022
C	335	0.0001	$25.00	6.25%	$1.56	$8,361
E	4,600	0.0001	$25.00	6.50%	$1.63	$111,378

In the table above,

●	Shareholders are entitled to receive dividends, when and as authorized by the Company's Board, out of funds legally available for the payment of dividends. Dividends for Series C Preferred Stock are payable quarterly on the 15th day of January, April, July and October of each year or if not a business day, the next succeeding business day. Dividends for Series E preferred stock are payable quarterly on or about the last day of each January, April, July and October of each year. Any dividend payable on the preferred stock for any partial dividend period will be computed on the basis of a 360- day year consisting of twelve 30-day months. Dividends will be payable in arrears to holders of record as they appear on the Company’s records at the close of business on the last day of each of March, June, September and December, as the case may be, immediately preceding the applicable dividend payment date.

●	The Company declared dividends of $0.1 million and $1.9 million of its Series C Preferred Stock and Series E Preferred Stock during the three months ended December 31, 2022. The dividends were paid on January 13, 2023 for Series C Preferred Stock and on January 31, 2023 for Series E Preferred Stock to the holders of record as of the close of business on December 30, 2022.
●	The Company may, at its option, redeem the Series E Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. Series E Preferred Stock is not redeemable prior to June 10, 2026, except under certain conditions.

Equity ATM Program

On July 9, 2021, the Company entered into an Equity Distribution Agreement, as amended on March 8, 2022, (the “Equity Distribution Agreement”) with JMP Securities LLC, (the “Sales Agent”), pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $150 million, through the Sales Agent either as agent or principal (the “Equity ATM Program”). As of December 31, 2022, the Company sold 1.1 million shares of common stock at an average price of $15.82 per share through the Equity ATM Program, for net proceeds of $17.2 million, after deducting offering related expenses paid of $0.3 million. The Company made no such sales through the Equity ATM Program during the three months ended December 31, 2022. As of December 31, 2022, shares representing approximately $78.4 million remain available for sale under the Equity ATM Program.

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

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2022	2021	2020
Basic Earnings
Net income	$203,163	$159,974	$46,069
Less: Income attributable to non-controlling interest	8,900	2,230	1,199
Less: Income attributable to participating shares	9,561	9,093	1,392
Basic earnings	$184,702	$148,651	$43,478

Diluted Earnings
Net income	$203,163	$159,974	$46,069
Less: Income attributable to non-controlling interest	8,900	2,230	1,199
Less: Income attributable to participating shares	9,561	9,093	1,392
Add: Expenses attributable to dilutive instruments	9,276	-	-
Diluted earnings	$193,978	$148,651	$43,478

Number of Shares
Basic — Average shares outstanding	106,878,139	68,511,578	53,736,523
Effect of dilutive securities — Unvested participating shares	10,315,819	149,328	81,855
Diluted — Average shares outstanding	117,193,958	68,660,906	53,818,378

EPS Attributable to RC Common Stockholders:
Basic	$1.73	$2.17	$0.81
Diluted	$1.66	$2.17	$0.81

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

Certain investors own OP units in the operating partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the operating partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company's equity is increased. As of December 31, 2022 and 2021, the non-controlling interest OP unit holders owned 1,593,983 and 293,003 OP units, respectively.

Note 23. Offsetting assets and liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default, including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of December 31, 2022 and 2021, and for the periods then ended, the Company was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.

For derivatives traded under an ISDA Master Agreement, the collateral requirements are listed under the Credit Support Annex, which is the sum of the mark to market for each derivative contract, the independent amount due to the derivative counterparty and any thresholds, if any. Collateral may be in the form of cash or any eligible securities, as defined in the respective ISDA agreements. Cash collateral pledged to and by the Company with the counterparty, if any, is reported separately in the consolidated balance sheets as restricted cash. All margin call amounts must be made before the notification time and must exceed a minimum transfer amount threshold before a transfer is required. All margin calls must be responded to and completed by the close of business on the same day of the margin call, unless otherwise specified. Any margin calls after the notification time must be completed by the next business day. Typically, the Company and its counterparties are not permitted to sell, rehypothecate or use the collateral posted. To the extent amounts due to the Company from its counterparties are not fully collateralized, the Company bears exposure and the risk of loss from a defaulting counterparty. The Company attempts to mitigate counterparty risk by establishing ISDA agreements with only high-grade counterparties that have the financial health to honor their obligations and diversification by entering into agreements with multiple counterparties.

In accordance with ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, the Company is required to disclose the impact of offsetting of assets and liabilities represented in the consolidated balance sheets to enable users of the consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c) the Company intends to offset, and (d) the Company’s right of offset is enforceable at law. As of December 31, 2022 and 2021, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the consolidated balances sheets.

The table below presents the gross fair value of derivative contracts by product type, Paycheck Protection Program Liquidity Facility borrowings and secured borrowings, the amount of netting reflected in the consolidated balance sheets, as well as the amount not offset in the consolidated balance sheets as they do not meet the enforceable credit support criteria for netting under U.S. GAAP.

				Gross amounts not offset in the Consolidated Balance Sheets(1)
(in thousands)	Gross amounts of Assets / Liabilities	Gross amounts offset	Balance in Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received / Paid		Net Amount
December 31, 2022
Assets
IRLCs	$117	$—	$117	$—		$—	$117
FX forwards	1,123	—	1,123	—		—	1,123
TBA Agency Securities	796	482	314	—		—	314
Interest rate swaps	53,229	41,820	11,409	—		—	11,409
Total	$55,265	$42,302	$12,963	$—		$—	$12,963
Liabilities
TBA Agency Securities	$749	$482	$267	$—	$		$267
FX forwards	1,319	—	1,319	—		—	1,319
Secured borrowings	2,846,293	—	2,846,293	2,846,293			—
Paycheck Protection Program Liquidity Facility	201,011	—	201,011	186,985			14,026
Total	$3,049,372	$482	$3,048,890	$3,033,278		$—	$15,612
December 31, 2021
Assets
IRLCs	$2,340	$—	$2,340	$—		$—	$2,340
FX forwards	606	—	606	—		—	606
TBA Agency Securities	128	128	—	—		—	—
Interest rate swaps	6,076	2,000	4,076	—		—	4,076
Total	$9,150	$2,128	$7,022	$—		$—	$7,022
Liabilities
Interest rate swaps	$3,830	$3,830	$—	$—		$—	$—
TBA Agency Securities	538	128	410	—		—	410
Secured borrowings	2,517,600	—	2,517,600	2,517,600		—	—
Paycheck Protection Program Liquidity Facility	941,505	—	941,505	870,349		—	71,156
Total	$3,463,473	$3,958	$3,459,515	$3,387,949		$—	$71,566
(1)	Amounts presented in these columns are limited in total to the net amount of assets or liabilities presented in the prior column by instrument. In certain cases, there is excess cash collateral or financial assets we have pledged to a counterparty that exceed the financial liabilities subject to a master netting repurchase arrangement or similar agreement. Additionally, in certain cases, counterparties may have pledged excess cash collateral to us that exceeds our corresponding financial assets. In each case, any of these excess amounts are excluded from the table although they are separately reported in our consolidated balance sheets as assets or liabilities, respectively.

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

Credit Risk — The Company is subject to credit risk in connection with its investments in SBC loans and SBC MBS and other target assets we may acquire in the future. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. The Company believes that loan credit quality is primarily determined by the borrowers' credit profiles and loan characteristics and seeks to mitigate this risk by seeking to acquire assets at appropriate prices given anticipated and unanticipated losses and by deploying a value-driven approach to underwriting and diligence, consistent with its historical investment strategy, with a focus on projected cash flows and potential risks to cash flow. The Company further mitigates its risk of potential losses while managing and servicing loans by performing various workout and loss mitigation strategies with delinquent borrowers. Nevertheless, unanticipated credit losses could occur, which could adversely impact operating results.

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

Unfunded Loan Commitments

The table below presents unfunded loan commitments.

(in thousands)	December 31, 2022	December 31, 2021
Loans, net	$881,519	$455,119
Loans, held for sale at fair value	$20,546	$24,150
Preferred equity investments	$1,147	$—

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

The table below presents commitments to originate residential agency loans.

(in thousands)	December 31, 2022	December 31, 2021
Commitments to originate residential agency loans	$112,319	$346,660

Note 26. Income Taxes

The Company is a REIT pursuant to Internal Revenue Code Section 856. Qualification as a REIT depends on the Company’s ability to meet various requirements imposed by the Internal Revenue Code, which relate to its organizational structure, diversity of stock ownership and certain requirements with regard to the nature of its assets and the sources of its income. As a REIT, the Company generally must distribute annually dividends equal to at least 90% of its net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to earnings that are distributed. To the extent the Company satisfies this distribution requirement but distributes less than 100% of its net taxable income, it will be subject to U.S. federal income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount paid to stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if the Company qualifies as a REIT, it may be subject to certain U.S. federal income and excise taxes and state and local taxes on its income and assets. If the Company fails to maintain its qualification as a REIT for any taxable year, it may be subject to material penalties as well as federal, state and local income tax on its taxable income at regular corporate rates and it would not be able to qualify as a REIT for the subsequent four taxable years. As of December 31, 2022 and 2021, the Company was in compliance with all REIT requirements.

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

The table below presents the composition of income tax provision.

	Year Ended December 31,
(in thousands)	2022	2021	2020
Current
Federal income tax (benefit)	$6,878	$17,553	$(1,795)
State and local income tax	1,588	2,330	57
Net current tax provision (benefit)	$8,466	$19,883	$(1,738)
Deferred
Federal income tax	$18,938	$10,808	$8,776
State and local income tax (benefit)	2,329	(1,608)	1,346
Net deferred tax provision	$21,267	$9,200	$10,122
Total income tax provision	$29,733	$29,083	$8,384

The table below is a reconciliation of federal income tax determined using the statutory federal tax rate to the reported income tax provision.

	Year Ended December 31,
(in thousands)	2022		2021
U.S. statutory tax	$45,365	21.0%	$38,264	21.0%
State and local income tax	1,701	0.8	2,073	1.1
Income attributable to REIT	(17,517)	(8.1)	(13,839)	(7.6)
Income attributable to non-controlling interests	(753)	(0.3)	(158)	(0.1)
Permanent items	(840)	(0.4)	3,816	2.1
Other	1,777	0.8	(1,073)	(0.5)
Effective income tax	$29,733	13.8%	$29,083	16.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are reported in other assets and other liabilities, respectively.

The table below presents the tax effects of temporary differences on their respective net deferred tax assets and liabilities.

	Year Ended December 31,
(in thousands)	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$13,409	$11,275
Unrealized losses	—	596
Accruals	7,369	1,043
Depreciation and amortization	933	997
Goodwill	2,064	2,664
Compensation	33	—
Other	155	2,466
Total deferred tax assets	$23,963	$19,041
Deferred tax liabilities:
Loan / servicing rights balance	$45,680	$26,309
Derivative instruments	48	421
Compensation	—	617
Other taxable temporary difference	3,457	79
Unrealized gains	4,686	—
Total deferred tax liabilities	$53,871	$27,426
Net deferred tax liabilities	$(29,908)	$(8,385)

The Company has approximately $21.7 million of federal and $150.2 million of state net operating loss carryforwards that will begin to expire in 2023.

Additionally, as of December 31, 2022, the Company had federal net operating loss carryforwards of $38.6 million and capital loss carryforwards of $133.3 million obtained in the acquisition of Anworth that can be used to offset future taxable ordinary income and capital gains, respectively. The federal carryforwards can reduce the Company's REIT distribution requirements.

The Company recognizes deferred tax assets and liabilities for the future tax consequences arising from differences between the carrying amounts of existing assets and liabilities under GAAP and their respective tax bases. The Company evaluates its deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical profitability and projections of future taxable income.

As of December 31, 2022, the Company concluded the positive evidence in favor of the recoverability of its deferred tax asset outweighed the negative evidence and that it is more likely than not that its deferred tax assets will be realized. The Company’s framework for assessing the recoverability of deferred tax assets requires it to weigh all available evidence, including the sustainability of recent profitability required to realize the deferred tax assets, the cumulative net income in its consolidated statements of income in recent years, the future reversals of existing taxable temporary differences, and the carryforward periods for any carryforwards of net operating losses.

The difference between the statutory rate of 21% and the effective income tax rate is primarily due to income attributable to the REIT that is offset by the dividends paid deduction.

As of December 31, 2022 and 2021, the Company had no uncertain tax positions recorded or disclosed in the financial statements. Additionally, it is the belief of management that the total amount of uncertain tax positions, if any, will not materially change over the next 12 months.

The Company and TRS are subject to taxation in U.S. federal and multiple state and local tax jurisdictions. Federal tax returns for 2019 and forward are subject to examination. In addition, tax years 2018 and forward remain open in certain state jurisdictions.

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

SBC Lending and Acquisitions

The Company originates SBC loans across the full life-cycle of an SBC property including construction, bridge, stabilized and agency channels. As part of this segment, the Company originates and services multi-family loan products under the Freddie Mac SBL program. SBC originations include construction and permanent financing activities for the preservation and construction of affordable housing, primarily utilizing tax-exempt bonds, through Red Stone. This segment also reflects the impact of SBC securitization activities. The Company acquires performing and non-performing SBC loans and intends to continue to acquire these loans as part of the Company’s business strategy.

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

Corporate- Other

Corporate - Other consists primarily of unallocated activities, including interest expense relating to senior secured and convertible notes, allocated employee compensation from the Manager, management and incentive fees paid to the Manager and other general corporate overhead expenses.

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

	Year Ended December 31, 2022
		Small	Residential
	SBC Lending	Business	Mortgage	Corporate-
(in thousands)	and Acquisitions	Lending	Banking	Other	Consolidated
Interest income	$565,128	$98,089	$7,953	$—	$671,170
Interest expense	(364,343)	(27,382)	(8,414)	(635)	(400,774)
Net interest income before provision for loan losses	$200,785	$70,707	$(461)	$(635)	$270,396
Provision for loan losses	(31,471)	(2,971)	—	—	(34,442)
Net interest income after provision for loan losses	$169,314	$67,736	$(461)	$(635)	$235,954
Non-interest income
Residential mortgage banking activities	$—	$—	$23,973	$—	$23,973
Net realized gain (loss) on financial instruments and real estate owned	21,813	31,951	—	—	53,764
Net unrealized gain (loss) on financial instruments	23,320	(1,431)	46,063	—	67,952
Servicing income, net	4,623	6,805	34,497	—	45,925
Income on purchased future receivables, net	—	5,490	—	—	5,490
Income on unconsolidated joint ventures	11,661	—	—	—	11,661
Other income	29,506	20,382	38	830	50,756
Total non-interest income	$90,923	$63,197	$104,571	$830	$259,521
Non-interest expense
Employee compensation and benefits	$(29,417)	$(40,546)	$(24,237)	$(5,026)	$(99,226)
Allocated employee compensation and benefits from related party	(955)	—	—	(8,594)	(9,549)
Variable expenses on residential mortgage banking activities	—	—	(4,340)	—	(4,340)
Professional fees	(7,030)	(5,361)	(791)	(4,911)	(18,093)
Management fees – related party	—	—	—	(19,295)	(19,295)
Incentive fees – related party	—	—	—	(3,105)	(3,105)
Loan servicing expense	(30,107)	(707)	(9,222)	—	(40,036)
Transaction related expenses	—	—	—	(13,633)	(13,633)
Other operating expenses	(23,761)	(17,776)	(7,649)	(6,116)	(55,302)
Total non-interest expense	$(91,270)	$(64,390)	$(46,239)	$(60,680)	$(262,579)
Income (loss) before provision for income taxes	$168,967	$66,543	$57,871	$(60,485)	$232,896
Total assets	$10,197,876	$835,836	$422,773	$164,492	$11,620,977

	Year Ended December 31, 2021
		Small	Residential
	SBC Lending	Business	Mortgage	Corporate-
(in thousands)	and Acquisitions	Lending	Banking	Other	Consolidated
Interest income	$278,455	$116,741	$8,300	$—	$403,496
Interest expense	(164,797)	(36,872)	(9,193)	(2,699)	(213,561)
Net interest income before provision for loan losses	$113,658	$79,869	$(893)	$(2,699)	$189,935
Provision for loan losses	(7,387)	(662)	—	—	(8,049)
Net interest income after provision for loan losses	$106,271	$79,207	$(893)	$(2,699)	$181,886
Non-interest income
Residential mortgage banking activities	$—	$—	$137,297	$—	$137,297
Net realized gain on financial instruments and real estate owned	24,813	44,068	—	—	68,881
Net unrealized gain on financial instruments	19,457	2,999	16,921	—	39,377
Servicing income, net	3,113	14,510	30,392	—	48,015
Income on purchased future receivables, net	—	10,257	—	—	10,257
Income on unconsolidated joint ventures	6,916	—	—	—	6,916
Other income (loss)	13,002	(6,231)	2,153	85	9,009
Total non-interest income	$67,301	$65,603	$186,763	$85	$319,752
Non-interest expense
Employee compensation and benefits	$(16,582)	$(36,757)	$(32,973)	$(3,753)	$(90,065)
Allocated employee compensation and benefits from related party	(1,203)	—	—	(10,828)	(12,031)
Variable expenses on residential mortgage banking activities	—	—	(75,133)	—	(75,133)
Professional fees	(4,064)	(3,034)	(2,951)	(6,290)	(16,339)
Management fees – related party	—	—	—	(10,928)	(10,928)
Incentive fees – related party	—	—	—	(5,419)	(5,419)
Loan servicing expense	(19,680)	(886)	(9,417)	—	(29,983)
Transaction related expenses	—	—	—	(14,282)	(14,282)
Other operating expenses	(21,997)	(23,377)	(8,498)	(4,529)	(58,401)
Total non-interest expense	$(63,526)	$(64,054)	$(128,972)	$(56,029)	$(312,581)
Income (loss) before provision for income taxes	$110,046	$80,756	$56,898	$(58,643)	$189,057
Total assets	$7,106,206	$1,558,641	$482,185	$386,999	$9,534,031

	Year Ended December 31, 2020
		Small	Residential
	SBC	Business	Mortgage	Corporate-
(in thousands)	Lending	Lending	Banking	Other	Consolidated
Interest income	$211,525	$39,430	$7,681	$—	$258,636
Interest expense	(138,444)	(27,472)	(8,294)	(1,271)	(175,481)
Net interest income before provision for loan losses	$73,081	$11,958	$(613)	$(1,271)	$83,155
Provision for loan losses	(26,932)	(7,794)	—	—	(34,726)
Net interest income after provision for loan losses	$46,149	$4,164	$(613)	$(1,271)	$48,429
Non-interest income
Residential mortgage banking activities	$—	$—	$252,720	$—	$252,720
Net realized gain on financial instruments and real estate owned	13,349	18,564	—	—	31,913
Net unrealized loss on financial instruments	(9,763)	(1,084)	(37,254)	—	(48,101)
Servicing income, net	2,265	11,100	25,229	—	38,594
Income on purchased future receivables, net	—	15,711	—	—	15,711
Income on unconsolidated joint ventures	2,404	—	—	—	2,404
Other income	8,200	32,944	183	189	41,516
Total non-interest income	$16,455	$77,235	$240,878	$189	$334,757
Non-interest expense
Employee compensation and benefits	$(14,137)	$(29,008)	$(45,368)	$(3,407)	$(91,920)
Allocated employee compensation and benefits from related party	(700)	—	—	(6,300)	(7,000)
Variable expenses on residential mortgage banking activities	—	—	(114,510)	—	(114,510)
Professional fees	(2,174)	(1,839)	(1,777)	(7,570)	(13,360)
Management fees – related party	—	—	—	(10,682)	(10,682)
Incentive fees – related party	—	—	—	(5,973)	(5,973)
Loan servicing expense	(14,390)	(675)	(15,754)	(37)	(30,856)
Transaction related expenses	—	—	—	(63)	(63)
Other operating expenses	(18,865)	(23,525)	(8,737)	(3,242)	(54,369)
Total non-interest expense	$(50,266)	$(55,047)	$(186,146)	$(37,274)	$(328,733)
Income (loss) before provision for income taxes	$12,338	$26,352	$54,119	$(38,356)	$54,453
Total assets	$3,790,899	$754,600	$626,035	$200,561	$5,372,095

Note 28. Subsequent events

On February 7, 2023, the Company completed the securitization of $586.0 million of floating rate SBC loans and sold $483.5 million of senior bonds with a weighted average cost of debt of SOFR + 2.9%.

On February 26, 2023, the Company entered into a definitive merger agreement with Broadmark Realty Capital Inc. (“Broadmark”), a specialty real estate finance company that specializes in originating and servicing residential and commercial construction loans. Upon completion of the merger, the Company is expected to have a pro forma equity capital base of $2.8 billion. Under the terms of the merger agreement, each share of Broadmark common stock will be converted into 0.47233 shares of the Company’s common stock, or a total of approximately 63 million shares of common stock. The respective closing stock prices for the Company and Broadmark on February 24, 2023 imply an offer price of $5.90 per Broadmark share, representing a 41% premium or approximately 0.85x tangible book value as of December 31, 2022. Upon the closing of the merger, Ready Capital stockholders are expected to own approximately 64% of the combined company’s stock, while Broadmark stockholders are expected to own approximately 36% of the combined company’s stock. In addition, Ready Capital will assume Broadmark’s outstanding senior unsecured notes. Based on the closing price of Ready Capital’s common stock on February 24, 2023, the market capitalization of the combined company is approximately $2.2 billion. The combined company will operate under the name “Ready Capital Corporation” and its shares will trade on the NYSE under the existing ticker symbol “RC”. Waterfall Asset Management, LLC will continue to manage the combined company.

Ready Capital Corporation

Schedule IV – Mortgage Loans on Real Estate

There are no individual loans that exceed 3% of the total carrying amount of all mortgages. The table below presents the Company’s mortgage loans on real estate, categorized by product type.

Product Type	UPB Grouping	Loan Count	Interest Rate	Maturity Date	Carrying Value	UPB	UPB of loans subject to delinquent principal or interest
Bridge
	0 - 500k	82	6.96 - 9.03%	2022 - 2026	$16,272	$16,290	$—
	500k - 1mm	14	5.50 - 9.31%	2022 - 2025	9,805	9,814	—
	1mm - 1.5mm	10	6.68 - 9.23%	2022 - 2025	12,516	12,622	1,401
	1.5mm - 2mm	7	6.58 - 8.56%	2022 - 2026	12,218	12,331	—
	2mm - 2.5mm	16	5.90 - 8.92%	2022 - 2025	36,171	36,449	—
	> 2.5mm	428	5.00 - 11.70%	2021 - 2038	7,240,964	7,294,457	214,938
Total		557			$7,327,946	$7,381,963	$216,339
Fixed Rate
	0 - 500k	11	4.69 - 8.10%	2023 - 2043	$2,979	$2,924	$—
	500k - 1mm	31	4.50 - 8.80%	2024 - 2030	25,204	24,934	738
	1mm - 1.5mm	37	4.59 - 10.00%	2019 - 2031	46,206	45,951	4,262
	1.5mm - 2mm	25	4.25 - 6.43%	2019 - 2032	42,526	43,665	3,222
	2mm - 2.5mm	27	4.48 - 8.00%	2023 - 2032	60,892	60,735	2,224
	> 2.5mm	127	3.39 - 8.32%	2019 - 2034	917,370	922,270	32,116
Total		258			$1,095,177	$1,100,479	$42,562
Construction
	500k - 1mm	1	5.95 - 5.95%	2025 - 2025	$16	$641	$—
	> 2.5mm	9	6.50 - 17.78%	2021 - 2025	428,789	448,282	74,798
Total		10			$428,805	$448,923	$74,798
Freddie Mac
	1mm - 1.5mm	1	5.48 - 5.48%	2033 - 2033	$1,452	$1,431	$—
	> 2.5mm	6	3.28 - 6.52%	2026 - 2043	22,379	22,112	2,985
Total		7			$23,831	$23,543	$2,985
SBA - 7(a)
	0 - 500k	2,248	0.00 - 11.75%	2016 - 2048	$245,632	$262,779	$8,633
	500k - 1mm	213	4.75 - 9.75%	2014 - 2048	143,854	149,120	4,009
	1mm - 1.5mm	78	7.00 - 9.75%	2028 - 2048	90,170	92,466	1,085
	1.5mm - 2mm	20	7.50 - 9.00%	2031 - 2048	33,595	33,687	1,561
	2mm - 2.5mm	12	7.50 - 9.00%	2031 - 2047	27,383	27,644	—
	> 2.5mm	17	7.50 - 8.50%	2031 - 2047	55,663	56,554	—
Total		2,588			$596,297	$622,250	$15,288
Residential
	0 - 500k	522	2.75 - 7.88%	2018 - 2062	$124,969	$123,987	$1,639
	500k - 1mm	24	3.88 - 6.88%	2052 - 2053	14,184	14,159	—
Total		546			$139,153	$138,146	$1,639
Other
	0 - 500k	1,152	1.00 - 11.50%	2004 - 2052	$223,810	$227,408	$9,534
	500k - 1mm	167	3.00 - 9.50%	2022 - 2050	115,144	115,524	4,350
	1mm - 1.5mm	45	1.00 - 11.00%	2022 - 2049	52,574	52,667	—
	1.5mm - 2mm	20	3.50 - 9.25%	2023 - 2047	32,026	33,695	3,582
	2mm - 2.5mm	7	3.88 - 7.25%	2025 - 2037	15,421	15,359	—
	> 2.5mm	21	3.31 - 12.00%	2021 - 2052	153,911	153,484	14,445
Total		1,412			$592,886	$598,137	$31,911
General Allowance for Loan Losses					(57,710)
Total Loans		5,378			$10,146,385	$10,313,441	$385,522

The table below presents activity for mortgage loans on real estate, including loans in consolidated VIEs.

(in thousands)	Loans, net	Loans, held for sale, at fair value	Total Loan Receivables
Balance as of December 31, 2019	$4,054,183	$192,511	$4,246,694
CECL Day 1 adjustment	(7,527)	—	(7,527)
Origination of loan receivables	699,650	5,076,936	5,776,586
Purchases of loan receivables	277,170	—	277,170
Proceeds from disposition and principal payment of loan receivables	(962,404)	(5,152,861)	(6,115,265)
Net realized gain (loss) on sale of loan receivables	(5,069)	218,809	213,740
Net unrealized gain (loss) on loan receivables	(1,105)	5,607	4,502
Accretion/amortization of discount, premium and other fees	8,434	—	8,434
Foreign currency gain (loss), net	4,509	—	4,509
Transfers	714	(714)	—
Transfers to real estate owned, held for sale	(11,339)	—	(11,339)
Provision for loan losses	(33,785)	—	(33,785)
Balance as of December 31, 2020	$4,023,431	$340,288	$4,363,719
Origination of loan receivables	3,826,182	5,356,406	9,182,588
Purchases of loan receivables	141,663	75,666	217,329
Proceeds from disposition and principal payment of loan receivables	(977,096)	(5,475,139)	(6,452,235)
Loans acquired as part of merger transactions	—	102,798	102,798
Net realized gain (loss) on sale of loan receivables	(7,317)	154,801	147,484
Net unrealized gain (loss) on loan receivables	170	(3,023)	(2,853)
Accretion/amortization of discount, premium and other fees	13,232	—	13,232
Foreign currency gain (loss), net	(4,091)	—	(4,091)
Transfers	(1,138)	1,138	—
Transfers to real estate owned, held for sale	(9,015)	—	(9,015)
Provision for loan losses	(8,727)	—	(8,727)
Balance as of December 31, 2021	$6,997,294	$552,935	$7,550,229
Origination of loan receivables	3,303,318	3,262,682	6,566,000
Purchases of loan receivables	678,394	—	678,394
Proceeds from disposition and principal payment of loan receivables	(1,475,337)	(3,543,731)	(5,019,068)
Loans acquired as part of merger transactions	412,745	—	412,745
Net realized gain (loss) on sale of loan receivables	(9,281)	9,800	519
Net unrealized gain (loss) on loan receivables	(980)	(22,415)	(23,395)
Accretion/amortization of discount, premium and other fees	14,618	—	14,618
Foreign currency loss, net	(1,165)	—	(1,165)
Transfers	894	(894)	—
Transfers to real estate owned, held for sale	(1,598)	—	(1,598)
Provision for loan losses	(30,894)	—	(30,894)
Balance as of December 31, 2022	$9,888,008	$258,377	$10,146,385

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, the Company’s management believes that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of our company’s internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this annual report on Form 10-K.

Item 9B. Other Information

None noted.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None noted.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information regarding our executive officers required by Item 401 of Regulation S-K is located under Part I, Item 1 within the caption "Executive Officers of the Company" of this annual report on Form 10-K.

The information regarding our directors and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our 2022 annual meeting of stockholders (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2022.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

The information regarding certain matters pertaining to our corporate governance required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

Item 11.  Executive Compensation

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The tables on our equity compensation plan information and beneficial ownership required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

Item 14.  Principal Accountant Fees and Services

The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of the report

The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements:

Our consolidated financial statements, together with the independent registered public accounting firm's report thereon, are set forth on pages 99 through 164 of this annual report on Form 10-K and are incorporated herein by reference.  See Item 8, "Financial Statements and Supplementary Data," filed herewith, for a list of financial statements.

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

Agreement and Plan of Merger, dated as of December 6, 2020, by and among Ready Capital Corporation, RC Merger Subsidiary, LLC and Anworth Mortgage Asset Corporation (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed December 8, 2020).

2.2	*

Merger Agreement, by and among Ready Capital Corporation, Ready Capital, RC Mosaic Sub, LLC, a Delaware limited liability company, Sutherland Partners, L.P., a Delaware limited partnership, Mosaic Real Estate Credit, LLC, a Delaware limited liability company, Mosaic Real Estate Credit TE, LLC, a Delaware limited liability company, MREC International Incentive Split, LP, a Delaware limited partnership, Mosaic Real Estate Credit Offshore, LP, a Cayman Islands exempted limited partnership, MREC Corp Sub 1 (VO), LLC, a Delaware limited liability company, MREC Corp Sub 2 (LA Office), LLC, a Delaware limited liability company, MREC Corp Sub 3 (Superblock), LLC, a Delaware limited liability company, Mosaic Special Member, LLC, a Delaware limited liability company, Mosaic Secured Holdings, LLC, a Delaware limited liability company, and MREC Management, LLC, dated as of November 3, 2021 (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed November 9, 2021).

2.3	*

First Amendment to Merger Agreement, dated February 7, 2022, by and among Ready Capital Corporation, Sutherland Partners, L.P., RC Mosaic Sub, LLC, Mosaic Real Estate Credit, LLC, Mosaic Real Estate Credit TE, LLC, MREC International Incentive Split, LP, Mosaic Real Estate Credit Offshore, LP, MREC Corp Sub 1 (VO), LLC, MREC Corp Sub 2 (LA Office), LLC, MREC Corp Sub 3 (Superblock), LLC, Mosaic Special Member, LLC, Mosaic Secured Holdings, LLC and MREC Management, LLC (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed February 7, 2022).

3.1	*	Articles of Amendment and Restatement of ZAIS Financial Corp. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

3.2	*	Articles Supplementary of ZAIS Financial Corp. (incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

3.3	*	Articles of Amendment and Restatement of Sutherland Asset Management Corporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 4, 2016).

3.4	*	Articles of Amendment of Ready Capital Corporation (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on September 26, 2018).

3.5	*

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

Articles Supplementary to the Articles of Amendment of Ready Capital Corporation designating the shares of Class B-1 Common Stock, $0.0001 par value per share, Class B-2 Common Stock, $0.0001 par value per share, Class B-3 Common Stock, $0.0001 par value per share, and Class B-4 Common Stock, $0.0001 par value per share (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 filed with the SEC on March 21, 2022).

3.8	*	Amended and Restated Bylaws of Ready Capital Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on September 26, 2018).

3.9	*

Certificate of Notice, dated May 11, 2022, relating to the automatic conversion of the Class B-1 Common Stock, $0.0001 par value per share, Class B-2 Common Stock, $0.0001 par value per share, Class B-3 Common Stock, $0.0001 par value per share, and Class B-4 Common Stock, $0.0001 par value per share, into Common Stock, $0.0001 par value per share (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 10, 2022).

3.10	*

Articles Supplementary to the Articles of Amendment of Ready Capital Corporation reclassifying and designating the Class B-1 Common Stock, $0.0001 par value per share, Class B-2 Common Stock, $0.0001 par value per share, Class B-3 Common Stock, $0.0001 par value per share, and Class B-4 Common Stock, $0.0001 par value per share, as Common Stock, $0.0001 par value per share (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on May 10, 2022).

4.1	*

Indenture, dated February 13, 2017, by and among ReadyCap Holdings, LLC, as issuer, Sutherland Asset Management Corporation, Sutherland Partners, L.P., Sutherland Asset I, LLC and ReadyCap Commercial, LLC, each as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed February 13, 2017).

4.2	*

First Supplemental Indenture, dated February 13, 2017, by and among ReadyCap Holdings, LLC, as issuer, Sutherland Asset Management Corporation, Sutherland Partners, L.P., Sutherland Asset I, LLC, ReadyCap Commercial, LLC, each as guarantors and U.S. Bank National Association, as trustee and as collateral agent, including the form of 7.5% Senior Secured Notes due 2022 and the related guarantees (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed February 13, 2017).

4.3	*

Indenture, dated as of August 9, 2017, by and between Sutherland Asset Management Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed August 9, 2017).

4.4	*

First Supplemental Indenture, dated as of August 9, 2017, by and between Sutherland Asset Management Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed August 9, 2017).

4.5	*

Second Supplemental Indenture, dated as of April 27, 2018, by and between Sutherland Asset Management Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed April 27, 2018).

4.6	*

Third Supplemental Indenture, dated as of February 26, 2019, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 of the Registrant's Annual Report on Form 10-K filed March 13, 2019).

4.7	*

Amendment No. 1, dated as of February 26, 2019, to the First Supplemental Indenture, dated as of August 9, 2017, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.8 of the Registrant's Annual Report on Form 10-K filed March 13, 2019).

4.8	*

Amendment No. 1, dated as of February 26, 2019, to the Second Supplemental Indenture, dated as of April 27, 2018, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 of the Registrant's Annual Report on Form 10-K filed March 13, 2019).

4.9	*

Fourth Supplemental Indenture, dated as of July 22, 2019, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed July 22, 2019).

4.10	*

Fifth Supplemental Indenture, dated as of February 10, 2021, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed February 10, 2021).

4.11	*

Sixth Supplemental Indenture, dated as of December 21, 2021, by and between Ready Capital Corporation and U.S. Bank National Association, a Sixth Supplemental Indenture, dated as of December 21, 2021, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed December 21, 2021) as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed December 21, 2021).

4.12	*

Seventh Supplemental Indenture, dated as of April 18, 2022, by and between Ready Capital Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed April 18, 2022).

4.13	*

Eighth Supplemental Indenture, dated as of July 25, 2022, by and between Ready Capital Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on July 25, 2022).

4.14	*	Specimen Common Stock Certificate of Ready Capital Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-4 filed on December 13, 2018).

4.15	*

Specimen Preferred Stock Certificate representing the shares of 6.25% Series C Cumulative Convertible Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 4.13 of the Registrant’s Registration Statement on Form 8-A filed on March 19, 2021).

4.16	*

Specimen Preferred Stock Certificate representing the shares of 6.50% Series E Cumulative Redeemable Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2021).

4.17		Description of Ready Capital Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	*

Amended and Restated Management Agreement, dated as of May 9, 2016, among ZAIS Financial Corp, ZAIS Financial Partners, L.P., ZAIS Merger Sub, LLC, Sutherland Asset I, LLC, Sutherland Asset II, LLC, SAMC REO 2013-01, LLC, ZAIS Asset I, LLC, ZAIS Asset II, LLC, ZAIS Asset III, LLC, ZAIS Asset IV, LLC, ZFC Funding, Inc., ZFC Trust, ZFC Trust TRS I, LLC, and Waterfall Asset Management, LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed May 9, 2016).

10.2	*

First Amendment to Amended and Restated Management Agreement, dated as of December 6, 2020, by and among Ready Capital Corporation, Sutherland Partners, LP and Waterfall Asset Management, LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed December 8, 2020).

10.3	*

Third Amended and Restated Agreement of Limited Partnership of Sutherland Partners, L.P., dated as of March 5, 2019, by and among Ready Capital Corporation, as General Partner, and the limited partners listed on Exhibit A thereto (incorporated by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K filed March 13, 2019).

10.4	*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed September 9, 2019).

10.5	*	Ready Capital Corporation 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K filed March 13, 2019).

10.6	*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K filed March 13, 2019).

10.7	*	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)

10.8	*

Interest Exchange Agreement, dated as of November 3, 2021, by and among Ready Capital Corporation, Sutherland Partners, L.P., MREC Management, LLC and Mosaic Special Member, LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed November 9, 2021)***

10.9	*

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

Ready Capital Corporation

Date: February 28, 2023	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board, Chief Executive
Officer and Chief Investment Officer

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

Date: February 28, 2023	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board, Chief Executive
Officer and Chief Investment Officer
(Principal Executive Officer)

Date: February 28, 2023	By:	/s/ Jack J. Ross
Jack J. Ross
President and Director

Date: February 28, 2023	By:	/s/ Andrew Ahlborn
Andrew Ahlborn
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: February 28, 2023	By:	/s/ Frank P. Filipps
Frank P. Filipps
Director

Date: February 28, 2023	By:	/s/ Todd M. Sinai
Todd M. Sinai
Director

Date: February 28, 2023	By:	/s/ J. Mitchell Reese
J. Mitchell Reese
Director

	By:	/s/ Gilbert Nathan
Date: February 28, 2023		Gilbert Nathan
Director

Date: February 28, 2023	By:	/s/ Andrea Petro
Andrea Petro
Director

Date: February 28, 2023	By:	/s/ Dominique Mielle
Dominique Mielle
Director

Date: February 28, 2023	By:	/s/ Meredith Marshall
Meredith Marshall
Director