Form 10-K/A
period 2022-12-31
Ready Capital Corp
filed 2023-04-21
CIK 1527590

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

(212) 257-4600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	RC	New York Stock Exchange
Preferred Stock, 6.25% Series C Cumulative Convertible, par value $0.0001 per share	RC PRC	New York Stock Exchange
Preferred Stock, 6.50% Series E Cumulative Redeemable, par value $0.0001 per share	RC PRE	New York Stock Exchange
7.00% Convertible Senior Notes due 2023	RCA	New York Stock Exchange
6.20% Senior Notes due 2026	RCB	New York Stock Exchange
5.75% Senior Notes due 2026	RCC	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒   No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  Yes ☐   No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of December 30, 2022, the last business day of the registrant’s most recently completed fiscal year, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $1,231.2 million based on the closing sales price of the registrant’s common stock on December 30, 2022 as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The registrant has 110,745,658 shares of common stock, par value $0.0001 per share, outstanding as of April 20, 2023.

Auditor Name	Auditor Location	Auditor Firm ID
Deloitte & Touche LLP	New York, New York	34

Explanatory Note

Ready Capital Corporation, referred to in this report as “Ready Capital,” “the Company,” “we,” “us,” and “our,” is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023 (the “Original Report”), for the sole purpose of including the information required by Part III, Items 10 through 14, of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to provide information required in Part III of Form 10-K for the fiscal year ended December 31, 2022, because the Company does not intend to file a definitive proxy statement containing such information within 120 days of December 31, 2022.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Report are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Report is hereby amended and restated only with respect to the addition of the new certifications by our principal executive officer and principal financial officer filed herewith. Except as described above or as otherwise expressly provided by the terms of this Amendment, no other changes have been made to the Original Report. This Amendment does not reflect events occurring after the filing of the Original Report, does not modify or update in any way the disclosures contained in the Original Report, and does not modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the SEC subsequent to the Original Report.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Our current board of directors is comprised of nine members. Our board of directors has determined that six of its directors are independent pursuant to the listing standards for independence of the NYSE. Our bylaws (“Bylaws”) provide that a majority of the entire board of directors may at any time increase or decrease the number of directors. However, the number of directors may never be less than the minimum number required by the Maryland General Corporation Law (“MGCL”) nor more than 15, unless our Bylaws are amended. In accordance with our charter and our Bylaws, each director holds office until our next annual meeting of stockholders and until his or her successor has been duly elected and qualifies, or until the director’s earlier resignation, death or removal.

The Nominating and Corporate Governance Committee and the board of directors evaluates a number of criteria, qualifications and attributes when selecting a candidate to serve as a director. These include a candidate’s relevant experience, skill, diversity (including gender and racial/ethnic background), integrity and independence. We seek to have a board of directors representing diverse backgrounds and varied work and life experiences that provide a range of insights into the financial, governance or legal matters that are relevant to our business and to our status as a publicly owned company. We believe that, as a group, the nominees bring a diverse range of perspectives that contribute to the effectiveness of our board of directors as a whole and the oversight that our board of directors provides to our management team.

There is no familial relationship among any of the members of our board of directors or executive officers.

Set forth below is information regarding each of our directors, including the experience, qualifications, attributes and skills that our Board of Directors believes makes each of them well qualified to serve as directors of the Company.

Thomas E. Capasse

Mr. Capasse, age 65, serves as the Chairman of our board of directors, Chief Executive Officer and Chief Investment Officer. Mr. Capasse is a Manager and co-founder of Waterfall Asset Management, LLC (our “Manager”). Prior to founding Waterfall, Mr. Capasse managed the principal finance groups at Greenwich Capital from 1995 until 1997, Nomura Securities from 1997 until 2001, and Macquarie Securities from 2001 until 2004. Mr. Capasse has significant and long-standing experience in the securitization market as a founding member of Merrill Lynch’s ABS Group (1983–1994) with a focus on mortgage-backed securities (“MBS”) transactions (including the initial Subprime Mortgage and Manufactured Housing ABS) and experience in many other ABS sectors. Mr. Capasse began his career as a fixed income analyst at Dean Witter and Bank of Boston. Mr. Capasse received a Bachelor of Arts degree in Economics from Bowdoin College in 1979.

Mr. Capasse is well qualified to serve as a director due to his institutional knowledge with respect to our Company and his significant experience in the securitization market and as a co-founder of our Manager.

Jack J. Ross

Mr. Ross, age 65, serves as our President and as a member of our board of directors. Mr. Ross is a co-founder of our Manager. Mr. Ross also serves as vice chairman of the board of directors of Feinstein Institutes for Medical Research, a not-for-profit organization. Prior to founding our Manager in January 2005, Mr. Ross was the founder of Licent Capital, a specialty broker/ dealer for intellectual property securitization. From 1987 until 1999, Mr. Ross was employed by Merrill Lynch where he managed the real estate finance and ABS groups. Mr. Ross began his career at Drexel Burnham Lambert where he worked on several of the early ABS transactions and at Laventhol & Horwath where he served as a senior auditor. Mr. Ross received a Master of Business Administration degree in Finance with distinction from the University of Pennsylvania’s Wharton School of Business in 1984 and a Bachelor of Science degree in Accounting, cum laude, from the State University of New York at Buffalo in 1978.

Mr. Ross is well qualified to serve as a director due to his significant experience in the securitization market and as a co-founder of our Manager.

Frank P. Filipps

Mr. Filipps, age 75, is one of our independent directors and has served as a member of our board of directors since October 2016. From November 2013 to October 2016 Mr. Filipps served as a member of the board of directors of Sutherland Asset Management Corporation which merged with our Company in October 2016 whereupon Mr. Filipps became a member of our board of directors. He has served since 1995 as a director and chairman of the audit committee of Impac Mortgage Holdings, Inc. (NYSE: IMH) and has served since February 2013 as a director of Orchid Island Capital Corp (NYSE: ORC). From March 2002 to December 2014, Mr. Filipps was a director of Primus Guaranty Limited (NYSE: PRS) and from 2010 to December 2014 he was a director, member of the audit committee and chairman of the compensation committee of Fortegra Financial (NYSE: FRF). From April 2005 to July 2008, Mr. Filipps was Chairman and Chief Executive Officer of Clayton Holdings, Inc. From 1995 to 2005, Mr. Filipps was Chairman, Chief Executive Officer and a Director of Radian Group Inc. Mr. Filipps began his career at Radian in 1992 as Senior Vice President and Chief Financial Officer. In 1994, he was promoted to Executive Vice President and Chief Operating Officer and in 1995 he was named President, Chief Executive Officer and Director. From 1975 to 1992, Mr. Filipps was at American International Group where he served in a number of executive, financial and investment management positions. Mr. Filipps holds a Master of Business Administration degree in corporate finance and international business from the Stern School of Business at New York University and a Bachelor of Arts degree in Economics from Rutgers University in 1969.

We believe that Mr. Filipps is well qualified to serve as a director due to his experience in public and private company governance and his financial experience and knowledge.

Meredith Marshall

Mr. Marshall, age 57, is one of our independent directors and has served on the Board since December 1, 2022. Mr. Marshall is the co-founder and Managing Partner of BRP Companies (“BRP”), a vertically integrated owner, operator, developer and manager of transit-oriented, mixed-use, multifamily properties in the New York Tri-State area. Mr. Marshall is responsible for executing BRP’s investment strategy, including deal origination, acquisition, finance and development. Prior to co-founding BRP, Mr. Marshall was a managing director at Musa Capital Advisors (“Musa Capital”), an emerging markets private equity and financial advisory firm based in New York City that managed a separate account for Kingdom Holding Africa, HRH’s Prince Alwaleed Bin Talal’s investment vehicle for Sub-Saharan Africa. At Musa Capital, Mr. Marshall was instrumental in executing cross-border transactions, including the $37 million development of a mixed-use office complex and mall in Harare, Zimbabwe. Mr. Marshall also led successful investments in the telecommunications and financial services sectors. Prior to Musa Capital, Mr. Marshall was a senior associate at Wasserstein Perella & Co. (“Wasserstein”), an investment banking firm based in New York City. While at Wasserstein, Mr. Marshall was an integral member of the firm’s telecommunications and media, mergers and acquisitions practice, where he assisted in transactions exceeding $15 billion. Mr. Marshall is a founding member of the Council of Urban Professionals and a member of the Executive Board of the New York State Affordable Housing Association. Mr. Marshall also proudly serves on the Real Estate Board of New York Board of Governors, Enterprise NYC Advisory Board and Citizens Housing and Planning Council Board. Mr. Marshall holds a Bachelor of Science degree in Electrical Engineering from Boston University and a Master of Business Administration in Finance and International Business from Columbia Business School.

We believe that Mr. Marshall is well qualified to serve as a director due to his extensive experience in real estate finance and affordable housing.

Dominique Mielle

Ms. Mielle, age 54, is one of our independent directors and has served on our board of directors since March 2021, following the completion of our merger transaction with Anworth Mortgage Asset Corporation. (“Anworth”) and served on the board of directors of Anworth prior to the merger transaction. She was a partner at Canyon Capital Advisors, LLC (“Canyon”) from August 1998 to December 2017, where she focused on the transportation, technology, retail and consumer products sectors, specialized in corporate and municipal bond securitizations, and was responsible for all aspects of Canyon’s collateralized loan obligations business. Prior to joining Canyon, in 1996, Ms. Mielle worked at Libra Investments, Inc. as an associate in the corporate finance department, covering middle market companies. Prior to Libra Investments, from 1993 to 1995, Ms. Mielle worked at Lehman Brothers as an analyst in the Financial Institutions group, focusing on mergers and acquisitions. Ms. Mielle holds a Master of Business Administration degree in Finance from Stanford University and a Master in Management degree from Ecole des Hautes Etudes Commerciales in France (HEC Paris). She was named one of the “Top 50 Women in Hedge Funds” by Ernst & Young in 2017.

We believe that Ms. Mielle is well qualified to serve as a director due to her extensive experience investing in fixed income and leading capital structure optimizations and restructurings.

Gilbert E. Nathan

Mr. Nathan, age 43, is one of our independent directors and has served on our board of directors since March 2019, following the completion of our merger transaction with Owens Realty Mortgage, Inc. (“ORM”) and served on the board of directors of ORM prior to the merger transaction. He has served as the managing member and a director of Jackson Square Advisors LLC, a financial advisory and services firm since September 2015.

Since August 2018 and until the completion of the sale to the Company, Mr. Nathan has served as a director of Owens Realty Mortgage, Inc., a middle market commercial real estate lender. He also serves as a director for Alto Ingredients, Inc (Nasdaq: ALTO) and as an observer of the Board for Magnachip Semiconductor Corporation (NYSE: MX). Mr. Nathan is currently the Plan Administrator for Mission Coal Wind Down Co LLC and the CEO of Cloud Peak Energy. From June 2018 to December 2021, Mr. Nathan has served as a board member of Hercules Offshore Liquidating Trust for Hercules Offshore, Inc. He also served as the liquidating trustee of BPZ Liquidating Trust for BPZ Resources, Inc. from November 2015 to May 2017. From November 2015 to July 2017, he served as a director of Emergent Capital, Inc. (NYSE: EMG), a specialty finance company. From July 2013 to August 2015, Mr. Nathan was a senior analyst with Candlewood Investment Group, an investment firm, and prior to that, he was a principal with Restoration Capital Management from 2002 to 2012. Mr. Nathan earned a Bachelor degree in Management from Tulane University in 2001.

We believe that Mr. Nathan is well qualified to serve as a director due to his industry technical expertise and knowledge of financial markets.

Andrea Petro

Ms. Petro, age 70, has served as a member of our board of directors since July 2020. From March 2020 through February 2023, Ms. Petro was engaged by our Manager as a consultant providing advice in the commercial finance and consumer finance sectors, as well as support for Ready Capital marketing initiatives and SBA business development. She served as Managing Director and Group Head of the Specialty Commercial Finance Group of our Manager from June 2018 until February 2020. Ms. Petro previously worked at Wells Fargo Capital Finance from 2000 to 2017 as the Executive Vice President and Group Head of the Lender Finance Division and the Supply Chain Finance Division. From 1992 to 2000, Ms. Petro was at Transamerica Business Credit where she served as the Senior Vice President and National Marketing Manager. Ms. Petro currently serves as a member of the MS Finance Advisory Board of the McCombs School of Business at The University of Texas and as a member of the board of directors of the Secured Finance Network (formerly known as the Commercial Finance Association (“CFA”)). She also served as President of the CFA from 2016 to 2017. Ms. Petro holds a Master of Business Administration degree in finance from the McCombs School of Business at the University of Texas and a Bachelor of Arts degree with a concentration in Russian and Soviet Studies from Kent State University.

We believe that Ms. Petro is well qualified to serve as a director due to her extensive experience in commercial finance sectors.

J. Mitchell Reese

Mr. Reese, age 63, is one of our independent directors and has served as a member of our board of directors since October 2016. From November 2013 to October 2016 Mr. Reese served as a member of the board of directors of Sutherland Asset Management Corporation which merged with our Company in October 2016 whereupon Mr. Reese became a member of our board of directors. He has been the Managing Member of Cintra Capital LLC since June 2001. Prior to founding Cintra, he was a managing director of The Carlyle Group, a private equity firm that manages over $220 billion, where he headed the firm’s U.S. venture capital fund and currently serves as a Director of The Maids International, a privately held franchisor of cleaning services. Previously, Mr. Reese was a managing director of Morgan Keegan & Company, where he served on the board of directors and was head of the Mergers and Acquisitions Group, co-head of Investment Banking, and president of the firm’s Merchant Banking subsidiary. He served as a Director of Oxford Finance Corporation, a privately-held specialty finance company, from 2002 to 2004 and as a Director of Local Vine, LLC, a privately-held retailer, from March 2019 to August 2019. He graduated cum laude with a Bachelor of Arts from Harvard College in 1982 and received an M.B.A. from Harvard Business School in 1986.

We believe that Mr. Reese is well qualified to serve as a director due to his extensive experience in the financial services industry, business leadership and knowledge of financial markets.

Todd M. Sinai

Dr. Sinai, age 53, is one of our independent directors and has served as a member of our board of directors since October 2016. From November 2013 to October 2016 Mr. Sinai served as a member of the board of directors of Sutherland Asset Management Corporation which merged with our Company in October 2016 whereupon Mr. Sinai became a member of our board of directors. He is the David B. Ford Professor, Professor of Real Estate and Business Economics and Public Policy at The University of Pennsylvania — The Wharton School, where he has been a member of the faculty since 1997 and the Chairperson of the Real Estate Department since 2019. Dr. Sinai has particular expertise in commercial real estate and real estate investment trusts, real estate and public economics, risk and pricing in real estate markets, taxation of real estate and capital gains. Dr. Sinai received a Ph.D. in Economics from the Massachusetts Institute of Technology in 1997 and a Bachelor of Arts degree in Economics and Mathematics from Yale University in 1992.

We believe that Dr. Sinai is well qualified to serve as a director due to his industry technical expertise and knowledge of financial markets.

Executive Officers

We are externally managed and advised by our Manager,. We rely on our Manager to provide or obtain, on our behalf, the personnel and services necessary for us to conduct our business. Pursuant to the terms of our Management Agreement, our Manager and its affiliates provide us with our management team, including our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Investment Officer and Chief Credit Officer, along with appropriate support personnel. All of the officers of the company are employees of Waterfall or its affiliates.

The following sets forth certain information with respect to our executive officers:

Name	Age	Position Held
Thomas E. Capasse	65	Chairman of the Company Board of Directors, Chief Executive Officer and Chief Investment Officer
Jack J. Ross	65	President and Director
Andrew Ahlborn	39	Chief Financial Officer
Gary T. Taylor	63	Chief Operating Officer
Adam Zausmer	45	Chief Credit Officer

For the biography of Mr. Capasse and Mr. Ross, please see “Board of Directors” above.

Andrew Ahlborn

Mr. Ahlborn has served as our Chief Financial Officer since March 2019. Mr. Ahlborn joined our Manager in 2010 and served as Controller of Ready Capital from 2015 to 2019. Having focused on Ready Capital since its formation in 2011, Mr. Ahlborn has served a vital role in many significant corporate transactions since our inception. Prior to joining our Manager he worked in Ernst & Young, LLP's Financial Services Office. Mr. Ahlborn received a Bachelor of Science degree in Accounting from Fordham University's Gabelli School of Business and a Master of Business Administration degree from Columbia Business School. He is a licensed Certified Public Accountant in New York.

Gary T. Taylor

Mr. Taylor has served as our Chief Operating Officer since April 2019. Prior to joining our Manager, Mr. Taylor served as President and Chief Operating Officer of Newtek Business Credit from May 2015 to March 2019. From 2013 to 2015, Mr. Taylor was Managing Director at Brevet Capital Management, and before that he was Chief Operating Officer of CIT Small Business Lending from 2007 to 2013. Earlier in his career, Mr. Taylor held numerous roles within the financial services industry including Lehman Brothers, Moody's Investor Service, AT&T Capital Corporation, Resolution Trust Corporation, First Chicago Bank & Trust, and Chase Manhattan Bank. Mr. Taylor received a Bachelor of Science degree, with Honors, in Business from Florida A&M University.

Adam Zausmer

Mr. Zausmer has served as our Chief Credit Officer since July 2021. Prior to joining our Manager in 2013, Mr. Zausmer was a Senior Underwriter with JPMorgan Chase’s Commercial Term Lending business. Prior to JPMorgan Chase, he was a Vice President on the Credit Risk Management team at Credit Suisse. Mr. Zausmer began his career as a Management Associate within Citigroup’s Global Shared Services division and transitioned to the Residential Real Estate business as a Senior Credit Risk Analyst. Mr. Zausmer received a Bachelor of Science degree in Business Administration from the University of Buffalo in 1999 and a Master of Science degree in Real Estate from New York University in 2007.

Composition, Meetings and Committees of the Board of Directors

Board of Directors

Our board of directors is responsible for overseeing our affairs. Our board of directors may conduct its business through meetings and actions taken by written consent in lieu of meetings. During the year ended December 31, 2022, our board of directors held 16 meetings. All of our current directors attended at least 75% of the meetings of our board of directors and of the committees of our board of directors on which they served during 2022 (during the periods that they served). All of the directors then serving on our board of directors attended our 2022 annual meeting of stockholders. Our board of directors has adopted Corporate Governance Guidelines that address significant issues of corporate governance and set forth procedures by which our board of directors carries out its responsibilities (the “Guidelines”) and the Guidelines encourage and promote the attendance by each director at all scheduled meetings of our board of directors and all meetings of our stockholders.

Committees of our Board of Directors

Our board of directors has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. Each of these committees has a written charter approved by our board of directors. A copy of each charter can be found on our website at www.readycapital.com.

The following sets forth certain information with respect to our committees:

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Frank P. Filipps	✓*	✓
Dominique Mielle		✓	✓
Gilbert E. Nathan	✓		✓
J. Mitchell Reese	✓		✓*
Todd M. Sinai		✓*	✓
*Denotes chair.

The independent directors who currently serve on each committee, and a description of the principal responsibilities of each committee, follows:

Audit Committee. Messrs. Filipps (Chair), Nathan and Reese are the current members of the Audit Committee. Our board of directors has determined that all of the members of the Audit Committee are independent as required by the NYSE listing standards for Audit Committee members, the Guidelines, and the independence standards adopted by our board of directors, as permitted by the Guidelines (the “Independence Standards”), and meet the requirements of the SEC rules governing the qualifications of Audit Committee members and the written charter of the Audit Committee. Our board of directors has also determined, based on its qualitative assessment of their relevant levels of knowledge and business experience, (see “Board of Directors” above for a description of Messrs. Filipps’, Nathan’s and Reese’s respective backgrounds and experience), that Messrs. Filipps, Nathan and Reese each are “financially literate” as required by the NYSE listing standards. In addition, our board of directors has determined that Messrs. Filipps, Nathan and Reese each qualify as an “Audit Committee financial expert” for purposes of, and as defined by, the SEC rules and has the requisite accounting or related financial management expertise required by NYSE listing standards. The Audit Committee, among other things, acts on behalf of our board of directors to discharge our board of directors’ responsibilities relating to our corporate accounting and reporting practices, the quality and integrity of our consolidated financial statements, our compliance with applicable legal and regulatory requirements, the performance, qualifications and independence of our external auditors, the staffing, performance, budget, responsibilities and qualifications of our internal audit function and reviewing its policies with respect to risk assessment and risk management. The Audit Committee is also responsible for reviewing with management and external auditors our interim and audited financial statements, as well as approving the filing of our interim and annual financial statements, meeting with officers responsible for certifying our annual report on Form 10-K or any quarterly report on Form 10-Q prior to any such certification and reviewing with such officers disclosures related to any significant deficiencies in the design or operation of internal controls. The Audit Committee is charged with periodically discussing with our external auditors such auditors’ judgments about the quality, not just the acceptability, of our accounting principles as applied in our consolidated financial statements. The specific responsibilities of the Audit Committee are set forth in its written charter.

Compensation Committee. Messrs. Sinai (Chair) and Filipps and Ms. Mielle are the current members of the Compensation Committee. Our board of directors has determined that all of the members of the Compensation Committee are independent as required by NYSE listing standards for Compensation Committee members, the Guidelines, the Independence Standards and the written charter of the Compensation Committee. The Compensation Committee is responsible for, among other things, evaluating the performance of our Manager, reviewing the compensation and fees payable to our Manager under the Amended and Restated Management Agreement between us, Sutherland Partners, L.P. (the “Operating Partnership”) and our Manager dated as of May 9, 2016, as amended by the First Amendment to the Amended and Restated Management Agreement dated as of December 6, 2020 (the “Management Agreement”), preparing Compensation Committee reports, overseeing the activities of the individuals and committees responsible for administering our 2013 equity incentive plan (the “Plan”) and determining the level of equity based compensation, in consultation with our executive officers, payable to the personnel of our Manager pursuant to such plan. Because the Management Agreement provides that our Manager is responsible for managing our affairs, our officers, who are employees of our Manager, do not receive cash compensation from us for serving as our officers, except that we pay the allocable share of the compensation of our Chief Financial Officer, Chief Operating Officer and Chief Credit Officer based on the percentage of their time spent managing our affairs. To the extent that we become responsible for paying the compensation or any other employee benefits of our Chief Executive Officer, the Compensation Committee will review and approve corporate goals and objectives relevant to the compensation of our Chief Executive Officer, evaluate the performance of our Chief Executive Officer in light of those goals and objectives, and determine our Chief Executive Officer’s compensation level based on this evaluation. The Compensation Committee consults with our Manager when recommending to our board of directors the level of awards under the Plan to be payable to the personnel of our Manager and our Manager’s affiliates.

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

During 2022, the Company engaged Ferguson Partners Consulting, L.P. (“FPL”) to serve as its compensation consultant in reviewing and evaluating our officer and director compensation levels and program, with the goal of creating a fair, reasonable, and balanced compensation program that closely aligns the interest of our board of directors and executive officers with those of our stockholders and reflect current practices in the marketplace. The Company evaluated whether any services proposed to be performed during 2022 by FPL raised any conflict of interest and determined that it did not. FPL's services to the Company are discussed further below. See “Executive Compensation— Compensation Discussion and Analysis.” Other than as described herein, FPL did not provide other services to us or any of our affiliates during 2022.

Nominating and Corporate Governance Committee. Messrs. Reese (Chair), Sinai and Nathan and Ms. Mielle are current members of the Nominating and Corporate Governance Committee. Our board of directors has determined that all of the members of the Nominating and Corporate Governance Committee are independent as required by NYSE listing standards, the Guidelines, the Independence Standards and the written charter of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for, among other things, reviewing periodically and making recommendations to our board of directors on the range of qualifications that should be represented on our board of directors and eligibility criteria for individual board membership, as well as seeking, considering and recommending to our board of directors qualified candidates for election as directors and approving and recommending to the full board of directors the appointment of each of our directors. The Nominating and Corporate Governance Committee reviews and makes recommendations on matters involving the general operation of our board of directors and our corporate governance and annually recommends to our board of directors nominees for each committee of our board of directors. In addition, the committee annually facilitates the assessment of our board of directors’ performance as a whole and that of the individual directors and reports thereon to our board of directors. The specific responsibilities of the Nominating and Corporate Governance Committee are set forth in its written charter.

CORPORATE GOVERNANCE

Role of our Board and Risk Oversight

Pursuant to our charter and Bylaws, our business and affairs are managed under the direction of our board of directors. Our board of directors has the responsibility for establishing broad corporate policies and for our overall performance and direction but is not involved in our day-to-day operations. Members of our board of directors keep informed of our business by participating in meetings of our board of directors and its committees, by reviewing analyses, reports and other materials provided to them and through discussions with our Manager and our executive officers.

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

Our board of directors believes that its composition protects stockholder interests and provides sufficient independent oversight of our Manager. A majority of our current directors are “independent” under NYSE standards, as more fully described elsewhere in this Amendment. The independent directors meet separately from the personnel of our Manager on at least a quarterly basis and are very active in the oversight of our Company. The independent directors oversee such critical matters as the integrity of our financial statements, the evaluation and compensation of our Manager and the selection and evaluation of directors.

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

Our board of directors believes that its majority independent composition, and the roles that our independent directors perform, provide effective corporate governance at the board of directors level and independent oversight of both our board of directors and our Manager. Our board believes that current governance structure, when combined with the functioning of the independent director component of our board of directors and our overall corporate governance structure, strikes an appropriate balance between strong and consistent leadership and independent oversight of our business and affairs.

Code of Ethics

Our board of directors has adopted a Code of Ethics (the “Code of Ethics”). Our Code of Ethics applies to our officers, directors, employees, and independent contractors and to our Manager’s officers, directors and employees. Among other matters, our Code of Ethics is designed to deter wrongdoing and promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

•	full, fair, accurate, timely and understandable disclosure in our public communications;

•	compliance with applicable governmental laws, rules and regulations;

•	prompt internal reporting of violations of the Code of Ethics to appropriate persons identified in the code; and

•	accountability for adherence to the Code of Ethics.

Any waiver of the Code of Ethics for our executive officers or directors may be made only by our board of directors or one of its committees and will be promptly disclosed on our website at www.readycapital.com if and to the extent required by law or stock exchange regulations.

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

Communications with our Board of Directors

Stockholders or other interested parties may communicate in writing with our directors, a committee of our board of directors, our independent directors as a group or our board of directors generally. Any such communications may be sent to our board of directors by U.S. mail or overnight delivery and should be directed to our Secretary at Ready Capital Corporation, 1251 Avenue of the Americas, 50th Floor, New York, New York 10020, who will forward them to the intended recipient(s). Any such communications may be made anonymously. Unsolicited advertisements, invitations to conferences or promotional materials, at the discretion of our Secretary, are not required, however, to be forwarded to the directors.

Executive Sessions of Independent Directors

The independent directors serving on our board of directors intend to meet in executive sessions at the conclusion of each regularly scheduled meeting of our board of directors. These executive sessions of our board of directors will be presided over by the Chairman of the Audit Committee.

Corporate Governance Review

In overseeing our corporate policies and our overall performance and direction, our board of directors operates in what it believes are the long-term best interests of our Company and our stockholders. In operating under these principles, our board of directors regularly reviews our corporate governance structure and considers whether any changes are necessary or desirable. As part of this review, our board of directors has nominated two female directors and one male director who self-identifies as an underrepresented minority to stand for election at our next annual meeting of stockholders and adopted a number of corporate governance guidelines to better align the interests of our directors and certain executive officers with those of our stockholders, including minimum equity ownership guidelines for our directors and certain executive officers.

Delinquent Section 16(a) Reports

The members of the Board, the executive officers of the Company and persons who hold more than 10% of our common stock, par value $0.0001 per share (“Common Stock”) are subject to the reporting requirements of Section 16(a) of the Exchange Act, which require them to file reports with respect to their ownership of the Company’s securities on Form 3 and transactions in the Company’s securities on Forms 4 or 5. Based solely on its review of the copies of such forms received by it and written representations from the Company’s executive officers and directors, the Company believes that, for the fiscal year ended December 31, 2022, the Section 16(a) filing requirements were complied with by all such reporting persons during and with respect to such year, with the exception of the following: Mr. Julius W. Erving II did not timely file his initial report on Form 3 and a Form 4 with respect to one transaction. Mr. Erving subsequently filed the necessary Form 3 and Form 4.

Corporate Responsibility

Ready Capital takes action to consider how our activity impacts those in our community—both locally and globally. Ready Capital recognizes the need for our corporate responsibility with respect to environmental, social and governance (“ESG”) considerations in order to help build a sustainable future. Even as commercial enterprises strive to excel, businesses have embraced the challenge of contributing to a better world, adopting a vision that is encapsulated in the mindset of ESG. As a fiduciary to our shareholders, Ready Capital is committed to taking the necessary steps to create positive impacts, while generating consistent returns and protecting shareholders’ economic and reputational interests. With these goals in mind, Ready Capital adopted an Environmental, Social, and Governance Policy (the “ESG Policy”). The ESG Policy addresses the specific businesses, opportunities and operations entered into and undertaken by the operating companies of Ready Capital and is intended to supplement the ESG policy of our external manager, Waterfall.

Environmental

Ready Capital recognizes the direct impact our daily operations and employees have on the world around us, and we are committed to doing our part by limiting our environmental footprint. We have implemented environmental controls in our business operations by adhering to general corporate sustainability practices such as energy reduction through energy efficient products, waste management through recycling and water usage through filtered water dispensers. We make certain to comply with all applicable local laws and look for opportunities where we can improve even further.

Social

Human capital is crucial to any organization. We have approximately 600 employees across offices located in Texas, Florida, Louisiana, New Jersey, New York and various branch locations primarily located throughout the southeastern United States. We strive to both attract and retain exceptionally skilled employees through a culture designed to foster and encourage performance, integrity and inclusion. Ready Capital understands the need to foster a workplace which allows employees to feel safe, protected, encouraged, and empowered. We believe we have implemented the proper framework to achieve these objectives. Our corporate policies drive a commitment to diversity and inclusion. We believe having such a commitment is the right thing to do and enhances our ability to help our clients achieve their financial goals. We welcome qualified candidates and provide all employees the opportunity to learn, develop and grow without discriminating based on race, ethnicity, color, gender, national origin, age, religion, socioeconomic background, sexual orientation, or physical ability. Our commitment to diversity and inclusion is rooted in three guiding principles: (1) Our organization is enhanced when diverse viewpoints are present, analyzed, understood, and respected; (2) Leadership potential is enhanced when one is able to constructively interact with others from all walks of life; and (3) Our experiences are enhanced by having positive contact with an ever-changing, but increasingly interconnected, world. We believe our employees succeed and develop when they are exposed to multiple perspectives. We strongly endorse our culture that respects the uniqueness of its members.

Governance

The business and affairs of Ready Capital are conducted by its officers and employees, and employees of the Manager, under the direction of the Chief Executive Officer and the oversight of the Board. As a whole, and through its committees, the Board oversees management and acts in a manner that helps assure that the long-term interests of the stockholders are served with the utmost commitment to integrity. The composition of our Board reflects Ready Capital’s commitment to diversity in gender, race, ethnicity, and age, as well as among our directors’ fields of expertise, industry experience, and geographic location. Management, at the direction of the Board, strives to provide all employees with necessary training tools to allow for a continued commitment to the highest standards of ethical, moral, and legal business conduct. Consistent with this undertaking, and the Company’s encouragement of open communication, the ESG Policy (1) provides an avenue for employees, as well as Company contractors, subcontractors, and agents, to report serious improper conduct; and (2) provides that they will be protected from retaliation for reporting serious improper conduct in good faith. All officers, directors and employees of the Company and its subsidiaries have a responsibility to guard against and report any questionable or unethical related actions that can subject the Company or its personnel to civil or criminal liability.

Our ESG commitment includes:

•	Over $21 billion of investments into affordable housing through SBC and residential lending segments. This includes a $70 million acquisition of the Redstone Companies in July 2021 to expand our capabilities in affordable multifamily housing.

•	Facilitated $6.2 billion of Low-Income Housing Tax Credit financing for 73,000 apartment units in affordable and mixed income rental properties.

•	Maintaining an environmental policy that applies to all real estate collateral underlying our loans. Our Manager conducts thorough due diligence that is reviewed by specialized environmental counsel. The due diligence our Manager performs on each of our investments includes as applicable, environmental reports to identify and evaluate potential environmental hazards, including ground water pollution, polychlorinated biphenyls, lead paint, asbestos, and radon gas. We may also include specific requirements in our loan documents, including the potential use of environmental insurance, to ensure the completion of any required remediation. Compliance is monitored by the Company’s asset management team. We utilize a Phase I environmental site assessment to identify environmental conditions that may have a material impact on the property being assessed.

•	We provided capital to a manufacturer of solar panels through investment in Commercial Property Assessed Clean Energy (C-PACE) financing.

•	Provided over $5.0 billion of PPP loans, the majority of which were under $25,000, to small businesses disproportionately comprised of minority/women-owned small businesses.

•	Originated more than 1,000 agency small balance multifamily loans totaling $2.8 billion since 2015.

1 Note: Ready confirming.

•	Supported military veterans and families as a sponsor of Military Makeover television show airing on Lifetime and Armed Forces Network. In addition, Ready Capital offers preferred pricing to veteran business owners.

•	We are committed to giving back to our communities. We host an annual Volunteer Day in which employees participate in one common volunteer activity nationwide. Employees also participate in quarterly volunteer committee meetings, during which employees discuss and put into action their ideas on how we can participate in local events to support the community, such as toy drives, food drives, providing school supplies and more.

•	Efforts to foster a diversified workplace with approximately 44% of all employees identifying as female (15% of senior leadership) and approximately 32% of employees who identify as racially diverse. We believe having such a commitment is the right thing to do and enhances our ability to help our clients achieve their financial goals. We welcome qualified candidates and provide all employees the opportunity to learn, develop and grow without discriminating based on race, ethnicity, color, gender, national origin, age, religion, socioeconomic background, sexual orientation, or physical ability.

•	We offer a comprehensive benefits program including, among other things:
•	A 401(k) plan with a company match incentive;
•	Medical, prescription, dental and vision insurance coverage for individuals and their families;
•	Subsidized life and disability insurance;
•	Paid parental and primary caregiver leave; and
•	Unlimited paid time off for holidays, personal days and vacation with manager approval.

Governance

For a detailed description of our governance policies and procedures, please see the discussion elsewhere in this “Corporate Governance” section.

Stockholder Outreach and Engagement

We believe that fostering long-term relationships with our stockholders and maintaining their trust is a key Company objective, and we recognize the value of listening to and understanding their views about our business. We conduct stockholder outreach throughout the year, dialoguing and meeting with key institutional stockholders, in an effort to proactively address issues that are important to them. Our management provides regular updates to our board of directors regarding these discussions and stockholder feedback. Our board of directors takes our stockholders’ and other stakeholders’ perspectives into consideration when overseeing our Company’s strategy, formulating governance and ESG practices and evaluating executive compensation practices. For example, in response to feedback received from our stockholder engagement activities, in the past two years we have further strengthened our corporate governance by appointing two female directors and one minority director, each of whom is nominated to stand for election at our next annual meeting of stockholders, and adopting certain best practices, such as minimum equity ownership guidelines for independent directors as well as certain employees of our Manager who serve as our executive officers, a policy prohibiting hedging transactions by our named executive officers, directors, employees and other persons, and we have developed a compensation framework that will introduce objective Company and individual performance metrics for the annual cash incentive bonus compensation of those executives whose compensation we reimburse under the Management Agreement, including our Chief Financial Officer, Chief Credit Officer and Chief Operating Officer. See “Executive Compensation—Compensation Discussion and Analysis—Executive Compensation Strategy for 2022.” At our 2020 annual meeting, we also provided our stockholders with the opportunity to indicate whether we should hold an advisory vote on our named executive officers’ compensation every one, two or three years. Based on the preference expressed by our stockholders, as well as other factors, our board of directors decided to conduct an advisory vote on executive compensation annually.

Item 11.	Executive Compensation

Board Compensation

We pay compensation for service as a director only to those directors who are independent under the NYSE listing standards. During the year ended December 31, 2022, each independent director received an annual cash director's fee of $85,000 and an annual equity award of $110,000 in value of restricted Common Stock, prorated for time served as a director. In addition, the chair of the Audit Committee received an annual cash retainer of $20,000 and Audit Committee members serving in a non-chairman role received an additional cash retainer of $10,000. The chair of the Compensation Committee received an additional cash retainer of $15,000 and Compensation Committee members serving in a non-chairman role received an additional cash retainer of $7,500. The Nominating and Corporate Governance Committee received an additional cash retainer of $10,000 and Nominating and Corporate Governance Committee members serving in a non-chairman role received an additional cash retainer of $5,000. We reimbursed all members of our board of directors for their travel expenses incurred in connection with their attendance at full meetings of our board of directors and its committees.

Our independent directors are also generally eligible to receive restricted stock units (“RSUs”), restricted Common Stock, options and other equity-based equity awards under the Plan.

2022 Director Compensation

The following table summarizes the annual compensation received by our independent directors for 2022.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Julius W. Erving(3)	46,042	58,057	104,099
Frank P. Filipps	112,500	110,000	222,500
Meredith Marshall (4)	7,083	9,166	16,249
Dominique Mielle	97,500	110,000	207,500
Gilbert Nathan	100,000	110,000	210,000
J. Mitchell Reese	105,000	110,000	215,000
Todd M. Sinai	105,000	110,000	215,000

(1) Annual board fees and annual chair fees paid to independent directors in 2022.

(2) The aggregate grant date fair value of awards granted in 2022 based on the stock price on the grant date and calculated under FASB ASC Topic 718. The shares of restricted Common Stock vest in equal quarterly installments over a one year period. Dividends are to be paid on unvested shares of restricted Common Stock at the same rate and at the same time as dividends on the Company’s Common Stock.

(3) Mr. Erving resigned from the Board effective September 27, 2022.

(4) Mr. Marshall was appointed to the Board effective December 1, 2022.

To align the interests of our independent directors and stockholders, we have adopted stock ownership guidelines for our independent directors, as well as certain executive officers, that require these individuals to achieve significant ownership of equity in the Company. See “Corporate Governance–Minimum Equity Ownership Guidelines.”

Compensation Discussion and Analysis

This compensation discussion and analysis describes our compensation objectives and policies, including in relation to compensation received for the year ended December 31, 2022, by our named executive officers. For the year ended December 31, 2022, our named executive officers (our “Named Executive Officers”) were Thomas E. Capasse, our Chief Executive Officer and Chief Investment Officer, Jack J. Ross, our President, Andrew Ahlborn, our Chief Financial Officer, Gary Taylor, our Chief Operating Officer and Adam Zausmer, our Chief Credit Officer.

Overview

We are managed by our Manager pursuant to the Management Agreement. Under the Management Agreement, we pay our Manager a management fee and incentive distribution, and we reimburse our Manager for (i) the allocable share of the compensation of our Chief Financial Officer, Chief Operating Officer, and Chief Credit Officer and (ii) the allocable share of the compensation of other personnel hired by our Manager who are dedicated primarily to us, based on the percentage of time spent managing our affairs. For details regarding payments under the Management Agreement, see “Certain Relationships and Related Transactions—Management Agreement.”

Our Named Executive Officers are employees of our Manager or one of its affiliates and do not receive cash compensation from us for serving as our executive officers. We do not pay or reimburse our Manager for any portion of the compensation that is paid by our Manager and its affiliates to our Chief Executive Officer, our President or our Chief Investment Officer.

We are responsible for reimbursing our Manager for the compensation paid to our Chief Financial Officer, Chief Credit Officer and Chief Operating Officer, who are exclusively dedicated to our affairs. Our Compensation Committee has also, from time to time, granted long-term equity-based awards to certain of our Named Executive Officers pursuant to the Plan. These awards are designed to support our objectives of aligning the interests of our Named Executive Officers with those of our stockholders, promoting our long-term performance and value creation, and retaining these individuals who are critical to our growth and long-term success. A discussion of our and our Manager’s compensation strategy and the compensation we reimbursed to our Manager for our Name Executive Officers in respect of the performance year ended December 31, 2022 is set forth below.

Executive Compensation Strategy for 2022

Approximately 85% of the votes cast by our stockholders at our 2022 annual meeting of stockholders supported our say-on-pay advisory vote on executive compensation. The Compensation Committee continuously examines and assesses our executive compensation practices relative to our compensation philosophy and objectives, as well as competitive market practices. As part of the Compensation Committee’s evaluation of our compensation strategy, in 2021, the Compensation Committee determined that it would be appropriate to recommend that our Manager take a more formulaic approach with respect to the compensation of those executive officers whose compensation we reimburse under the Management Agreement, including our Chief Financial Officer, Chief Credit Officer and Chief Operating Officer. The Company engaged FPL as an independent compensation consultant to assist in developing objective performance standards for the annual cash incentive bonus plan for 2022 and long-term equity grants for the performance year 2022, which were granted to these officers in February 2023. FPL met with the Manager on several occasions to discuss guiding principles, competitive market trends, peer group pay practices and other compensation considerations.

Annual Cash Incentive Program

Consistent with the Compensation Committee’s focus on incentive compensation that aligns executive compensation with our overall performance the Compensation Committee recommended and our board of directors and our Manager approved the framework for the annual cash incentive bonus plan for 2022, which provides for a formulaic approach to aligning executive compensation with objective performance criteria, both for the individual executive officers and for the Company as a whole.

Under the annual cash incentive bonus plan for 2022, our Chief Financial Officer, Chief Operating Officer and Chief Credit Officer have the opportunity to earn threshold, target or maximum incentive cash bonus amounts based on the levels of achievement of the criteria described above. Whether any of the threshold, target or maximum bonus levels are attained will be determined by the Compensation Committee based on achievement of the criteria described above, including the discretionary component, and the weighting of each criterion.

Long-term Equity Awards

The Compensation Committee believes that equity-based incentives are an effective means of motivating and rewarding long-term Company performance and value creation. In addition, equity-based incentives appropriately align the interests of management with those of our stockholders. In February 2021, based on a comprehensive review of our equity compensation program, the Compensation Committee modified our equity compensation program to incorporate performance-based equity awards that are tied to the Company’s achievement of pre-defined performance metrics. The Compensation Committee determined that long-term equity awards in respect of the applicable performance year will include performance-based equity awards, in addition to time-based awards, which require the achievement of market-based performance measures, including return on equity capital and total stockholder return (TSR) relative to an executive compensation peer group (as set forth below), measured over a cumulative three-year period. In addition, the long-term equity awards incorporate levels of opportunity which determine the amount of awards that will actually be earned by the executive officer. As a result of these modifications, our long-term equity compensation program includes the following features:

•	Allocation of Awards: Year-end equity-based awards are allocated 50% to time-based equity awards that vest based on continued employment or service over a three-year vesting period and 50% to performance-based equity awards that remain at risk and are subject to forfeiture subject to the achievement pre-established metrics over a three-year performance period.

•	Performance-Based Vesting Criteria: Metrics for performance-based equity awards are tied solely to Company performance, including annualized Distributable return on equity capital (“Distributable ROE”) and TSR relative to an executive compensation peer group, each measured over a cumulative three-year period.

•	Payout Opportunities: The performance-based equity awards incorporate three levels of opportunity – threshold, target and maximum – which determine the amount of the performance-based equity awards that will be earned.

Executive Compensation Peer Group

The executive compensation peer group (the “peer group”) used to evaluate and determine total compensation for Messrs. Ahlborn, Taylor and Zausmer are set forth below. Each component company is an internally managed company with an emphasis on mortgage financing and fits within the size parameters approved by the Compensation Committee (market capitalization and total enterprise value of 0.3x to 3.0x of the Company’s market capitalization and total enterprise value).

Arbor Realty Trust, Inc.	MFA Financial, Inc.
BrightSpire Capital, Inc.	Mr. Cooper Group, Inc.
Chimera Investment Corporation	New York Mortgage Trust, Inc.
Dynex Capital, Inc.	Radian Group Inc.
Hannon Armstrong Sustainable Infrastructure Capital, Inc.	Redwood Trust, Inc.
iStar Inc.	Two Harbors Investment Corp.
Ladder Capital Corp.	Walker & Dunlop, Inc.

Executive Compensation for the 2022 Performance Year

Setting Executive Compensation

Our Named Executive Officers are employees of our Manager and are compensated by our Manager and its affiliates under compensation arrangements made with and determined by our Manager and its affiliates. Our Manager consults with the Compensation Committee and our board of directors regarding the philosophy, process and structure of compensation of these Named Executive Officers, and the Compensation Committee reviews the allocable share of the compensation of our Manager’s personnel, including our Chief Financial Officer, Chief Credit Officer and Chief Operating Officer, that we reimburse to our Manager under the Management Agreement. Consistent with our compensation strategy, our Manager’s compensation philosophy is to seek to align the interests of its professionals with those of its investors and investors in the vehicles that it manages, including us.

Cash Compensation

Consistent with the Compensation Committee’s focus on incentive compensation that aligns executive compensation with our overall performance, the Compensation Committee recommended and our board of directors and our Manager approved the framework for the annual cash incentive bonus plan for 2022, which provides for a formulaic approach to aligning executive compensation with objective performance criteria, both for the individual executive officers and for the Company as a whole. The annual cash incentive bonus plan for 2022 includes the following performance criteria for evaluation of the Company’s performance and the performance of Messrs. Ahlborn, Taylor and Zausmer, whose salaries we reimburse to our Manager under the Management Agreement:

2022 Annual Cash Bonus Metrics and Weightings

	Distributable ROE (1)	Relative TSR(2)	Platform Growth(3)	Portfolio Performance (Losses)(4)	Enterprise Growth(5)	Segment Core Net Income Contribution(6)	Individual (7)
Andrew Ahlborn	40%	10%	—	—	20%	—	30%
Gary Taylor	40%	10%	5%	—	—	15%	30%
Adam Zausmer	40%	10%	10%	10%	—	—	30%

(1)	Distributable ROE is calculated as the amount of 2022 distributable earnings returned as a percentage of average stockholders’ equity. For purposes of the annual cash bonus plan, the Company defines distributable earnings as net income adjusted for unrealized gains and losses related to certain mortgage backed securities (“MBS”) not retained by the Company as part of its loan origination business, realized gains and losses on sales of certain MBS, unrealized gains and losses related to residential mortgage servicing rights (“MSR”), unrealized current non-cash provision for credit losses on accrual loans and one-time non-recurring gains or losses, such as gains or losses on discontinued operations, bargain purchase gains, merger related expenses, or other one-time items. We selected Distributable ROE because we believe it is the most relevant metric for determining ongoing profitability period over period.

(2)	Ready Capital’s TSR relative to the TSR of the following companies: Acres Commercial Realty Corp., Apollo Commercial Real Estate Finance, Inc., Arbor Realty Trust, Inc., Ares Commercial Real Estate Corporation, Blackstone Mortgage Trust, Inc., BrightSpire Capital, Inc., Broadmark Realty Capital Inc., Cherry Hill Mortgage Investment Corporation, Chimera Investment Corporation, Granite Point Mortgage Trust Inc., Invesco Mortgage Capital Inc., KKR Real Estate Finance Trust Inc., Ladder Capital Corp., MFA Financial, Inc., New York Mortgage Trust, Inc., PennyMac Mortgage Investment Trust, Redwood Trust, Inc., Starwood Property Trust, Inc., TPG Real Estate Finance Trust, Inc. and Two Harbors Investment Corp. We selected relative TSR because we believe it is the most comparative measure of shareholder return across the peer group.

(3)	Includes both commercial real estate (CRE) origination and acquisition volumes and small business (SBA) origination volumes. We selected platform growth as a metric for Messrs. Taylor and Zausmer because we believe it measures the ongoing growth of the Company’s operations and measures activity levels across operating segments.

(4)	Calculated as the percentage of principal losses over the average unpaid principal balance of the loan portfolio. We selected portfolio performance as a metric for Mr. Zausmer because we believe it is a measurement of the credit underwriting in the portfolio.

(5)	Calculated as the percentage increase in stockholders’ equity and corporate debt. We selected enterprise growth as a metric for Mr. Ahlborn because we believe it measures the Company’s growth which we deem critical to the ongoing success of the Company.

(6)	Calculated as the distributable earnings attributable to the Small Business Lending segment. We selected segment core net income contribution as a metric for Mr. Taylor because we believe it is the most relevant metric for determining the success of this operating segment.

(7)	The individual component of the annual cash bonus allows for an evaluation of the individual contributions of each of Messrs. Ahlborn, Taylor and Zausmer. Mr. Ahlborn’s individual goals were corporate and finance-focused, such as optimization of corporate debt and warehouse lines and liquidity management. Mr. Taylor’s individual goals were operations-focused, such as human resources management and operations infrastructure enhancement. Mr. Zausmer’s individual goals were CRE-focused, such as implementation of a dedicated sales leadership model and identification of new sourcing channels.

2022 Annual Cash Bonus Performance Targets

	Distributable ROE	Relative TSR Percentile		Platform Growth – CRE*	Platform Growth – SBA*	Portfolio Losses (bps)	Enterprise Growth	Segment Core Net Income Contribution*
Threshold	8.0%	25	th	3,000,000	250,000	60	30.0%	11,000
Target	10.0%	50	th	4,250,000	400,000	45	40.0%	18,000
Maximum	12.0%	75	th	5,500,000	500,000	30	50.0%	25,000
Actual	12.8%	76.2	nd	5,152,125	499,598	<5	42.3%	10,976

*Dollars in thousands

2022 Annual Cash Bonus Opportunities and Payout

Under the annual cash incentive bonus plan for 2022, each of Messrs. Ahlborn, Taylor and Zausmer has the opportunity to earn threshold (75% of base salary), target (150% of base salary) or maximum (300% of base salary) incentive cash bonus amounts based on the levels of achievement of the criteria described above. Whether any of the threshold, target or maximum bonus levels are attained will be determined by the Compensation Committee based on achievement of the criteria described above, including the discretionary component, and the weighting of each criterion. Actual bonuses paid for 2022 are described below.

	Threshold ($)	Target ($)	Maximum ($)	Actual*
Andrew Ahlborn	$323,438	$646,875	$1,293,750	$1,240,000
Gary Taylor	$323,438	$646,875	$1,293,750	$1,060,000
Adam Zausmer	$323,438	$646,875	$1,293,750	$1,240,000

*Each of Messrs. Ahlborn, Taylor and Zausmer earned 100%, 77% and 91%, respectively, of the discretionary component of the annual cash bonus plan. Mr. Ahlborn also received a $45,348 discretionary bonus based on his performance during 2022.

Actual Cash Compensation for 2022

During the year ended December 31, 2022, pursuant to the terms of the Management Agreement, we reimbursed our Manager for the cash compensation of Messrs. Ahlborn, Taylor and Zausmer were exclusively dedicated to our affairs.

•	For the performance year ended December 31, 2022, the total amount of cash compensation (including annual base salary, bonus and any related withholding taxes and employee benefits) paid by our Manager that was allocable to and reimbursed by us for Mr. Ahlborn, our Chief Financial Officer, was $1,700,826, including $431,250 in base salary and a cash bonus of $1,240,000, which reflects a slightly less than maximum bonus payable under the bonus program discussed above based on actual performance results as set forth in the table above. The Compensation Committee and our Manager determined that Mr. Ahlborn’s annual base salary will be increased to $450,000 for the year ended December 31, 2023.

•	For the performance year ended December 31, 2022, the total amount of cash compensation (including annual base salary, bonus and any related withholding taxes and employee benefits) paid by our Manager that was allocable to and reimbursed by us for Mr. Taylor, our Chief Operating Officer, was $1,515,851, including $431,250 in base salary and a cash bonus of $1,060,000, which reflects a slightly less than maximum bonus payable under the bonus program discussed above based on actual performance results as set forth in the table above. The Compensation Committee and our Manager determined that Mr. Taylor’s annual base salary will be increased to $450,000 for the year ended December 31, 2023.

•	For the performance year ended December 31, 2022, the total amount of cash compensation (including annual base salary, bonus and any related withholding taxes and employee benefits) paid by our Manager that was allocable to and reimbursed by us for Mr. Zausmer, our Chief Credit Officer, was $1,700,826, including $431,250 in base salary and a cash bonus of $1,240,000, which reflects a slightly less than maximum bonus payable under the bonus program discussed above based on actual performance results as set forth in the table above. The Compensation Committee and our Manager determined that Mr. Zausmer’s annual base salary will be increased to $450,000 for the year ended December 31, 2023.

We do not pay or reimburse our Manager for any portion of the cash compensation that is paid by our Manager and its affiliates to Mr. Capasse, our Chief Executive Officer, or Mr. Ross, our President. While these individuals devote such portion of their time to our affairs as is necessary to enable our Company to effectively operate our business, they also provide management and other services to other entities that are managed or advised by our Manager and its affiliates. Messrs. Capasse and Ross, as non-reimbursed Named Executive Officers, receive compensation directly from our Manager and its affiliates in the form of salaries. The compensation paid by our Manager to Messrs. Capasse and Ross is derived in part from the management fee and incentive distribution we pay to the Manager and in part from various other revenue streams generated by our Manager and its affiliates in its ordinary course of operations as an asset manager. Messrs. Capasse and Ross are also equity holders in our Manager and its affiliates and, accordingly, have an interest in the profits and losses of our Manager and its affiliates from these entities' past, present and future investments and businesses. The profits and losses of our Manager and its affiliates vary each year and any allocations of such profits to the equity holders of our Manager and its affiliates, including Messrs. Capasse and Ross are independent of the services they may provide to our Manager in supporting our business.

The Management Agreement does not require that any specified amount or percentage of the management fee or incentive distribution we pay to our Manager be allocated to our non-reimbursed Named Executive Officers. However, to put into context the compensation paid by our Manager to these Named Executive Officers in relation to the management fee and incentive distribution, our Manager estimates that the total compensation of Messrs. Capasse and Ross that was reasonably associated with their support of our Manager on behalf of our Company represented approximately 7% of the management fee paid and incentive distribution paid by us to our Manager in 2022. Of this amount, our Manager estimates that, approximately 100% was fixed (i.e., annual base salary).

Equity Compensation

The Compensation Committee has granted and may, from time to time, grant equity-based awards designed to align the interests of our Manager and the personnel of our Manager and our Manager’s affiliates who support our Manager in providing services to us under the Management Agreement with those of our stockholders, by allowing our Manager and personnel of our Manager and our Manager’s affiliates to share in the creation of value for our stockholders through stock appreciation and dividends. These equity-based awards, when granted, will be generally subject to vesting requirements designed to promote retention and to achieve strong performance for us. These awards further provide flexibility to us to enable our Manager to attract, motivate and retain talented individuals. We have adopted the Plan, which provides for the issuance of equity-based awards, including stock options, restricted shares of Common Stock, phantom shares, dividend equivalent rights, restricted limited partner profit interests (“LTIP units”) and other restricted limited partnership units issued by Ready Capital Corporation (or our Operating Partnership) and other equity-based awards.

Our board of directors has delegated its administrative responsibilities under the Plan to the Compensation Committee. In its capacity as plan administrator, the Compensation Committee has the authority to make awards to our Manager, our directors and officers and the employees and other personnel of our Manager and our Manager’s affiliates who support our Manager in providing services to us under the Management Agreement, and to determine what form the awards will take and the terms and conditions of the awards.

Historically, we have not granted any awards under the Plan to our Chief Executive Officer and Chief Investment Officer or our President as part of our compensation program. Rather, under the terms of the Management Agreement, we pay 50% of the incentive distribution to our Manager in shares of our Common Stock and such officers, as equity holders of our Manager, have an interest in the shares of Common Stock that we pay to our Manager in respect of the incentive distribution. As part of our equity compensation program, we have made certain grants of awards to other personnel of our Manager who provide services to us, including Messrs. Ahlborn, Taylor and Zausmer, as described below under “-Equity Grants.”

The Compensation Committee will, on an ongoing basis, continue to examine and assess our executive compensation practices relative to our compensation philosophy and objectives, as well as competitive market practices, and will make or recommend to our board of directors modifications to the compensation programs, as deemed appropriate. The Company engaged FPL as its independent compensation consultant to assist in evaluating our equity compensation program in respect of the performance year ended December 31, 2022 as well as our overall compensation program for 2023. FPL’s services to us have been limited to compensation related services. FPL provided an analysis of guiding principles, competitive market trends, peer group pay practices, compensation strategy and other compensation considerations.

Equity Grants

Equity Grants For the 2021 Performance Year (Granted in 2022)

In February 2022, the Compensation Committee approved the grant of 434,391 shares of restricted Common Stock and RSUs (which reflects vesting at a "target" payout percentage in the case of performance-based equity awards) under the Plan to certain of our employees and personnel of our Manager and its affiliates who support our Manager in providing services to us under our Management Agreement, including Messrs. Ahlborn, Taylor and Zausmer. In February 2022, our board of directors approved recommendations by the Compensation Committee with respect to the long-term equity awards to Messrs. Ahlborn, Taylor and Zausmer, in respect of performance for the year ended December 31, 2021, including the specific performance metrics, weighting and levels of opportunity for performance-based equity awards as described below. In determining the long-term equity awards to Messrs. Ahlborn, Taylor, and Zausmer, the Compensation Committee focused on the measures and factors described above under “–Setting Executive Compensation.” Based upon these considerations, the Compensation Committee approved long-term equity awards as follows in respect of performance for the year ended December 31, 2021, subject to the forward-looking vesting criteria described below:

Names	Award Granted(1)	Grant Date Fair Value of Award
Andrew Ahlborn	52,854	$750,000
Gary Taylor	45,807	$650,000
Adam Zausmer	52,854	$750,000

(1) Granted on February 12, 2022, 50% of the award is comprised of time-based shares of restricted Common Stock and 50% of the award is comprised of performance-based RSUs that are eligible to vest as described below. The number of performance-based awards included in this amount reflects vesting at a “target” payout percentage as shown in the table below.

Key Terms of the Year-End 2021 Performance-Based Equity Awards (Granted in 2022)

With respect to the long-term equity awards granted to Messrs. Ahlborn, Taylor, and Zausmer in respect of performance for the year ended December 31, 2021 (which were granted in 2022), 50% of such awards are time-based shares of restricted Common Stock that vest ratably in equal annual installments over three-year period based solely on continued employment or service. Dividends are paid on all time-based awards, vested and non-vested.

The remaining 50% of such awards are performance-based RSUs. These performance-based equity awards remain at risk and are subject to forfeiture subject to the achievement of annualized Distributable ROE metrics (50% weighting) and relative TSR (50% weighting) relative to the performance of the peer group designated by the Compensation Committee (disclosed above under “–Executive Compensation Strategy for 2022”), in each case for the performance period commencing January 1, 2022 and ending December 31, 2024. Dividends payable in connection with performance-based equity awards will only be paid to the extent that the performance-based vesting conditions are satisfied and such awards are earned and vested.

Equity Grants For the 2022 Performance Year (Granted in 2023)

In February 2023, the Compensation Committee approved the grant of 480,586 shares of restricted Common Stock and RSUs (which reflects vesting at a "target" payout percentage in the case of performance-based equity awards) under the Plan to certain of our employees and personnel of our Manager and its affiliates who support our Manager in providing services to us under our Management Agreement, including Messrs. Ahlborn, Taylor and Zausmer. In February 2023, our board of directors approved recommendations by the Compensation Committee with respect to the long-term equity awards to Messrs. Ahlborn, Zausmer and Taylor, in respect of performance for the year ended December 31, 2022, including the specific performance metrics, weighting and levels of opportunity for performance-based equity awards as described below. In determining the long-term equity awards to Messrs. Ahlborn, Taylor, and Zausmer, the Compensation Committee focused on the measures and factors described above under “–Setting Executive Compensation.” Based upon these considerations, the Compensation Committee approved long-term equity awards as follows in respect of performance for the year ended December 31, 2022, subject to the forward-looking vesting criteria described below:

Names	Award Granted(1)	Grant Date Fair Value of Award
Andrew Ahlborn	61,634	$800,000
Gary Taylor	61,634	$800,000
Adam Zausmer	61,634	$800,000

(1) Granted on February 12, 2023, 50% of the award is comprised of time-based shares of restricted Common Stock and 50% of the award is comprised of performance-based RSUs that are eligible to vest based on achievement of relative TSR and Distributable ROE metrics (each weighted equally) over a 3-year performance period. The number of performance-based awards included in this amount reflects vesting at a “target” payout percentage.

Policy On Hedging and Pledging Transactions

We prohibit our Named Executive Officers, directors, employees, associates and independent contractors as well as officers, employees and affiliates of our Manager from engaging in hedging transactions involving our securities (which include any securities issued by, or convertible or exchangeable for securities issued by, us or our subsidiaries). Prohibited hedging transactions include the use of financial instruments such as puts, calls, prepaid variable forward contracts, equity swaps, short sales, collars and exchange funds. This prevents such persons from continuing to own our securities without having the full risks and rewards of ownership, which could cause such persons to have objectives that are not aligned with the other stockholders. Effective January 2023, we also prohibit our executive officers and independent directors from pledging any shares of our Common Stock received through the vesting of equity awards granted by the Company or borrowing against an account in which such Common Stock is held.

Stock Ownership Guidelines

The Nominating and Corporate Governance Committee believes that stock ownership by our independent directors and certain of our executive officers is important in order to further align the interests of these individuals with those of our stockholders and expects these individuals to acquire significant ownership of equity in the Company (“Company Equity”). Our board of directors adopted minimum equity ownership guidelines for our independent directors requiring each independent director to maintain a minimum number of shares of Common Stock having a market value equal to or greater than a multiple of such independent director’s annual cash retainer (excluding any portion of the retainer fee representing additional compensation for being a committee chairman). The Board approved an increase to the multiple of the annual cash retainer from three to five in January 2023. These mandatory ownership guidelines are intended to create a clear standard that encourages independent directors to remain invested in the performance of our stock price.

In February 2021, after considering feedback received from certain stockholders regarding the application of stock ownership guidelines to our executive officers, our Nominating and Corporate Governance Committee determined that it was appropriate to adopt minimum stock ownership guidelines for certain of our Named Executive Officers, such as our Chief Financial Officer, Chief Operating Officer, and Chief Credit Officer, who are employees of our Manager and are exclusively dedicated to our affairs, as well as certain other employees of our Manager who provide services to us. Accordingly, we have adopted minimum equity ownership guidelines requiring our Chief Financial Officer, Chief Operating Officer, and Chief Credit Officer to maintain a minimum number of shares of Common Stock having a market value equal to or greater than a multiple of three times such Named Executive Officer's base salary, and which also require certain other employees of our Manager that provide services to us to maintain a minimum number of shares of Common Stock having a market value equal to or greater than a multiple of two times such person's base salary.

For purposes of the ownership guidelines, stock ownership includes any class of our equity securities, whether held directly or indirectly. Unvested shares of restricted Common Stock and unvested RSUs are not included for purposes of achievement of the stock ownership guidelines. Effective January 2023, each individual subject to the guidelines has five years from the date he or she becomes subject to the ownership guidelines to satisfy his or her respective requirements and come into compliance with the guidelines.

The Nominating and Corporate Governance Committee reviewed the holdings of our independent directors and Named Executive Officers and other persons subject to these guidelines as of December 31, 2022 and determined that such persons were in compliance with these mandatory ownership guidelines either due to ownership of the requisite number of shares or because the individual was within the time period permitted to attain the required level of ownership.

Compensation Committee Report

The Compensation Committee evaluates and establishes equity award compensation for our Manager and our directors and officers, employees and other personnel of our Manager and its affiliates who support our Manager in providing services to us under the Management Agreement and administers the Plan. The Compensation Committee consults with our Manager when determining the level of grants under the Plan to be payable to our Manager, our executive officers and other personnel of our Manager and its affiliates who support our Manager in providing services to us under the Management Agreement. While our management has the primary responsibility for our financial reporting process, including the disclosure of executive compensation, the Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Amendment. The Compensation Committee believes that the Compensation Discussion and Analysis fairly represents the philosophy, intent and actions of the Compensation Committee with regard to executive compensation. The Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Amendment for filing with the SEC.

Todd Sinai, Chairperson

Frank P. Filipps

Dominique Mielle

The foregoing Compensation Committee Report shall not be deemed under the Securities Act or the Exchange Act to be (i) “soliciting material” or “filed” or (ii) incorporated by reference by any general statement into any filing made by us with the SEC, except to the extent that we specifically incorporate such report by reference.

Summary Compensation Table

The following table below sets forth the compensation of our Named Executive Officers (Messrs. Ahlborn, Zausmer and Taylor) reimbursed to our Manager by us for the fiscal years ended December 31, 2022, 2021 and 2020. Other than with respect to Messrs. Ahlborn, Taylor, and Zausmer we did not pay or make any reimbursement for any compensation paid to our named executive officers for the fiscal year ended December 31, 2022.

Name and Principal Position	Year	Salary(1)	Bonus(1)	Stock Awards(2)(3)	Non-Equity Incentive Compensation ($)	All Other Compensation(4)	Total(3)
Andrew Ahlborn	2022	$431,250	$45,348	$750,000	$1,194,652	$29,576	$2,450,826
Chief Financial Officer	2021	$375,000	$1,050,000	$317,398	-	$21,516	$1,763,914
	2020	$345,833	$702,154	$175,000	-	$36,109	$1,259,096
Gary Taylor	2022	$431,250	-	$650,000	$1,060,000	$24,601	$2,165,851
Chief Operating Officer	2021	$375,000	$941,250	$423,188	-	$21,438	$1,760,876
	2020	$354,167	$630,218	$250,000	-	$26,936	$1,261,321
Adam Zausmer(5)	2022	$431,250	-	$750,000	$1,240,000	$29,576	$2,450,826
Chief Credit Officer	2021	$315,625	$1,106,875	-	-	$21,584	$1,444,084

(1)	The Named Executive Officers are employees of our Manager or its affiliates and are not paid cash compensation by us.
(2)	The amounts reported in the “Stock Awards” column represent the aggregate grant date fair value of awards of shares of restricted stock Common Stock and RSUs calculated under FASB ASC Topic 718, based on the value of the underlying shares on the grant date and, with respect to the performance-based awards, the probable outcome of performance-based vesting conditions on the grant date (at target performance levels).
(3)	The amounts reported in the “Stock Awards” column previously reflected the grant date fair value of stock awards earned with respect to the applicable year, and have been updated to reflect the grant date fair value of the stock awards granted in the applicable year.
(4)	This amount represents (i) employer 401(k) matching contributions of $6,100 for each of Messrs. Ahlborn, Taylor and Zausmer; (ii) employer cash balance plan contributions of $6,100 for each of Messrs. Ahlborn, Taylor and Zausmer; and (iii) medical and dental benefits reimbursed by Ready Capital to our Manager of $17,376 for each of Messrs. Ahlborn and Zausmer, and $12,401 for Mr. Taylor.
(5)	Mr. Zausmer has served as our Chief Credit Officer since July 2021.

2022 Grants of Plan-Based Awards

The following table summarizes certain information regarding all plan-based awards granted during the 2022 fiscal year to our Named Executive Officers. All stock awards were granted under the Plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(#)(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(#)(2)			All Other	Grant Date Fair
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock Awards: Number of Shares of Stock or Units(#)(3)	Value of Stock and Option Awards ($)(4)
Andrew Ahlborn		$323,438	$646,875	$1,293,750
	02-12-22				13,326	26,427	52,854		$375,000
	02-12-22							26,427	$375,000
Gary Taylor		$323,438	$646,875	$1,293,750
	02-12-22				11,452	22,903	45,806		$325,000
	02-12-22							22,903	$325,000
Adam Zausmer		$323,438	$646,875	$1,293,750
	02-12-22				13,326	26,427	52,854		$375,000
	02-12-22							26,427	$375,000

(1)	Amounts in this column represent the annual cash bonus opportunities.
(2)	Amounts in this column represent RSUs, which vest based on achievement of TSR and Distributable ROE metrics.
(3)	Amounts in this column represent shares of restricted Common Stock, which vest in equal installments of one-third on February 12, 2023, February 12, 2024 and February 12, 2025.
(4)	The amounts in this column represent the grant date fair value of the shares of restricted Common Stock and performance awards.

Outstanding Equity Awards at 2022 Fiscal Year-end

The following table sets forth certain information with respect to all outstanding equity-based awards held at the end of the 2022 fiscal year by each Named Executive Officer.

		Stock Awards
Names	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Andrew Ahlborn	02/13/20	3,566	(2)	$39,725	-		-
	02/12/21	8,252	(3)	$91,927	12,379	(5)	$137,902
	02/12/22	26,427	(4)	$294,397	26,427	(6)	$294,397
Gary Taylor	02/13/20	5,094	(2)	$56,747	-		-
	02/12/21	11,003	(3)	$122,573	16,505	(5)	$183,865
	02/12/22	22,903	(4)	$255,139	22,903	(6)	$255,139
Adam Zausmer	02/13/20	3,057	(2)	$34,055	-		-
	02/12/21	5,502	(3)	$61,292	8,253	(5)	$91,932
	02/12/22	26,427	(4)	$294,397	26,427	(6)	$294,397

(1)	Based on the closing price of our Common Stock on the last business day of the fiscal year ended December 30, 2022 ($11.14).
(2)	Represents shares of restricted Common Stock granted pursuant to the Plan, which vested on February 13, 2023.
(3)	Represents shares of restricted Common Stock granted pursuant to the Plan, one-half of which vested on February 12, 2023 and the remaining one-half will vest on February 12, 2024.
(4)	Represents shares of restricted Common Stock granted pursuant to the Plan, one-third of which vested on February 12, 2023 and the remaining two-thirds will vest in equal installments on each of February 12, 2024 and February 12, 2025.
(5)	Represents RSUs granted pursuant to the Plan, which vest based on our absolute TSR for the three-year forward-looking period ending December 31, 2023, and 50% to awards that vest based on our TSR for such three-year forward-looking performance period relative to the performance of the peer group.
(6)	Represents RSUs granted pursuant to the Plan, which vest based on annualized Distributable ROE for the three-year forward-looking period ending December 31, 2024, and 50% to awards that vest based on our TSR for such three-year forward-looking performance period relative to the performance of the peer group.

Stock Vested During 2022 Fiscal Year

	Stock Awards
Names	Number of Shares Acquired on Vesting (#)(1)	Value Realized On Vesting ($)(2)
Andrew Ahlborn	9,250	133,126
Gary Taylor	10,596	150,357
Adam Zausmer	5,808	82,416

(1)	Represents the vesting of shares of restricted Common Stock.

(2)	The value realized on vesting of the shares of restricted Common Stock is based on the closing price of our Common Stock on the vesting date.

Potential Payments Upon Termination or Change in Control

Our Named Executive Officers are employees of our Manager or our Manager’s affiliates and therefore we have no obligation to pay them any form of compensation upon their termination of employment.

The Plan provides that, in the event of a “change in control” (as such term is defined in the Plan), the Compensation Committee shall take any such action as in its discretion it shall consider necessary to maintain each grantee’s rights under the Plan (including under each such grantee’s applicable award agreement) so that such grantee’s rights are substantially proportionate to the rights existing prior to such event, including, without limitation, adjustments in the number of shares, options or other awards granted, the number and kind of shares or other property to be distributed in respect of any options or rights previously granted under the plan, and the exercise price, purchase price, and performance-based criteria established in connection with any grants.

Pay Ratio

In August 2015, the SEC implemented the provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which requires U.S. publicly traded companies to disclose the ratio of their Chief Executive Officer’s compensation to that of their median employee. As previously noted, we do not pay or reimburse our Manager for any portion of the compensation that is paid by our Manager and its affiliates to our Chief Executive Officer, Thomas E. Capasse. Accordingly, the Company is not able to calculate and provide the ratio of Mr. Capasse’s compensation.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee interlocks and no insider participation in compensation decisions that are required to be reported under the rules and regulations of the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Common Stock

The following table sets forth information as of April 21, 2023, unless otherwise noted, regarding the beneficial ownership of our Common Stock by (i) each person known to us to be the beneficial owner of 5% or more of our Common Stock (ii) our named executive officers, (iii) our directors and (iv) all of our directors and executive officers as a group. Beneficial ownership includes any shares over which the beneficial owner has sole or shared voting or investment power and also any shares that the beneficial owner has the right to acquire within 60 days of such date through the exercise of options or other rights. The percentages below are based on 111,676,111 shares of our Common Stock outstanding as of April 21, 2023, which includes 930,453 shares of restricted Common Stock, unless otherwise specified.

Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power. Except as indicated in the footnotes to the table below, the business address of the stockholders listed below is the address of its principal executive office, 1251 Avenue of the Americas, 50th Floor, New York, New York, 10020.

Names	Number of Shares of Common Stock Beneficially Owned**		% of All Shares of Common Stock***
Thomas E. Capasse	494,374	(1)	*
Jack J. Ross	402,522	(2)	*
Andrew Ahlborn	75,967		*
Gary T. Taylor	81,239		*
Adam Zausmer	64,927		*
Frank Filipps	44,687	(3)	*
Meredith Marshall	9,544	(4)	*
Dominique Mielle	37,572	(5)	*
Gilbert E. Nathan	60,406	(6)	*
Andrea Petro	10,050		*
J. Mitchell Reese	81,721	(7)	*
Todd Sinai	47,073	(8)	*
All directors and executive officers as a group (12 persons)	1,410,082		1.26%
5% or Greater Beneficial Owner
Sutherland REIT Holdings, LP	11,431,049	(9)	10.24%
Blackrock, Inc.	15,664,431	(10)	14.03%
The Vanguard Group, Inc.	6,624,579	(11)	5.93%

*       Denotes less than 1%.

**	For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock with respect to which person has sole or shared voting power or investment power.

***	For purposes of computing the percentage ownerships in the table below, as of April 21, 2023, Ready Capital had 111,676,111 shares of Common Stock outstanding, which includes 930,453 shares of restricted Common Stock. The total number of shares of Common Stock outstanding used in calculating these percentages assumes that none of the unvested RSUs held by other persons are converted into shares of Common Stock.

(1)	Includes (i) 26,623 shares of Common Stock owned through Edward J. Capasse Revocable Trust, (ii) 91,994 shares of Common Stock out of the 305,124 and 8,869 total shares of Common Stock held by our Manager (including through its ownership of Sutherland REIT Holdings, LP (the “Partnership”)) and Waterfall Management, LLC (collectively with our Manager, the “Waterfall Entities”), respectively, based on Mr. Capasse’s percentage ownership in the Waterfall Entities; Mr. Capasse disclaims beneficial ownership of the shares held by the Waterfall Entities, except to the extent of his economic interest therein and (iii) 65,832 shares of Common Stock issuable upon conversion of Ready Capital’s Series E Preferred Stock, $0.0001 par value per share (“Series E Preferred Stock”), based on the conversion rate of 3.2916 shares of the Common Stock per share of Series E Preferred Stock (or the “Share Cap”). Waterfall Management, LLC, an affiliate of our Manager, serves as the general partner of the Partnership and may be deemed to be the beneficial owner of the shares of Common Stock that are held by the Partnership. In addition, Mr. Capasse is a principal of our Manager and may be deemed to share voting and investment power over the shares of Common Stock held by the Partnership. However, Waterfall Management, LLC does not have an economic interest in these shares and expects to distribute such shares to the beneficial owners of the Partnership upon their request in accordance with the Partnership’s partnership agreement. Accordingly, Waterfall Management, LLC disclaims beneficial ownership of the shares of Common Stock held by the Partnership and Mr. Capasse disclaims beneficial ownership of such shares of Common Stock, except to the extent of his economic interest in the Partnership.

(2)	Includes (i) 155,264 shares of Common Stock owned through the Robin J. Ross 2009 Trust; Mr. Ross does not serve as the trustee for the trust, his wife is the trustee and sole beneficiary of the trust and the trustee of the trust has sole voting and investment power with respect to the securities held by the trust, (ii) 155,264 shares of Common Stock owned through Mr. Jack J. Ross and Mrs. Robin J. Ross JTWROS, a joint tenant account of Mr. Ross and his wife, and (iii) 91,994 shares of Common Stock out of the 305,124 and 8,869 total shares of Common Stock held by our Manager (including through its ownership of the Partnership) and Waterfall Management, LLC, respectively, based on Mr. Ross’s percentage ownership in the Waterfall Entities; Mr. Ross disclaims beneficial ownership of the shares held by the Waterfall Entities, except to the extent of his economic interest therein. Waterfall Management, LLC, an affiliate of our Manager, serves as the general partner of the Partnership and may be deemed to be the beneficial owner of the shares of Common Stock that are held by the Partnership. In addition, Mr. Ross is a principal of our Manager and may be deemed to share voting and investment power over the shares of Common Stock held by the Partnership. However, Waterfall Management, LLC does not have an economic interest in these shares and expects to distribute such shares to the beneficial owners of the Partnership upon their request in accordance with the Partnership’s partnership agreement. Accordingly, Waterfall Management, LLC disclaims beneficial ownership of the shares of Common Stock held by the Partnership and Mr. Ross disclaims beneficial ownership of such shares of Common Stock, except to the extent of his economic interest in the Partnership.

(3)	Excludes 6,645 shares of Common Stock issuable upon the vesting of unvested RSUs.

(4)	Includes 6,645 shares of restricted Common Stock granted to Mr. Marshall under the Plan which will vest in three equal installments on June 30, 2023, September 30, 2023 and December 31, 2023.

(5)	Includes 8,229 shares of Common Stock issuable upon conversion of the Series E Preferred Stock based on the Share Cap. Excludes 6,645 shares of Common Stock issuable upon the vesting of unvested RSUs.

(6)	Includes (i) 3,299.6 shares of Common Stock issuable upon conversion of Ready Capital’s 7.00% Convertible Senior Notes due 2023 (the “Convertible Senior Notes”) based on the conversion rate of 1.6498 shares of the Common Stock per $25.00 principal amount of the Convertible Senior Notes and (ii) 6,645 shares of restricted Common Stock granted to Mr. Nathan under the Plan which will vest in three equal installments on June 30, 2023, September 30, 2023 and December 31, 2023.

(7)	The shares are held through the J. Mitchell Reese Jr. Trust, UA 5/5/1999; Mr. Reese serves as the trustee and sole beneficiary of the trust and has sole voting and investment power with respect to the securities held by the trust. Excludes 6,645 shares of Common Stock issuable upon the vesting of unvested RSUs.

(8)	Excludes 6,645 shares of Common Stock issuable upon the vesting of unvested RSUs.

(9)	Waterfall Management, LLC, an affiliate of our Manager, serves as the general partner of the Partnership and may be deemed to be the beneficial owner of the shares of Common Stock that are held by the Partnership. However, Waterfall Management, LLC does not have an economic interest in certain of these shares and expects to distribute such shares to the beneficial owners of the Partnership upon their request in accordance with the Partnership’s partnership agreement. Accordingly, Waterfall Management, LLC disclaims beneficial ownership of the shares of Common Stock held by the Partnership. In addition, each of Thomas Capasse and Jack Ross is a principal or manager director of our Manager, and may be deemed to share voting and investment power over the shares of Common Stock held by the Partnership. Each of such individuals disclaims beneficial ownership of such shares of Common Stock, except to the extent of his economic interest therein. The inclusion of these shares of Common Stock shall not be deemed an admission of beneficial ownership of the reported securities for purposes of Section 16 or for any other purposes.

(10)	Based on information provided in a Schedule 13G filed on January 23, 2023, Blackrock, Inc. (“Blackrock”) reported sole voting power with respect to 15,471,149 shares of Common Stock beneficially owned by it and sole dispositive power with respect to 15,664,431 shares of Common Stock beneficially owned by it. The Schedule 13G reports beneficial ownership information, which does not include any shares acquired or sold since the date of such Schedule 13G. The percent of Common Stock beneficially owned does not include the impact of any Common Stock issued or equity-based awards granted since the date of the Schedule 13G. Blackrock’s address is 55 East 52nd Street, New York, New York 10055.

(11)	Based on information provided in a Schedule 13G filed on February 9, 2023, The Vanguard Group, Inc. (“Vanguard Group”). reported sole dispositive power with respect to 6,482,035 shares of Common Stock beneficially owned by it, shared voting power with respect to 58,894 shares of Common Stock beneficially owned by it and shared dispositive power with respect to 142,544 shares of Common Stock beneficially owned by it. The Schedule 13G reports beneficial ownership information, which does not include any shares acquired or sold since the date of such Schedule 13G. The percent of Common Stock beneficially owned does not include the impact of any Common Stock issued or equity-based awards granted since the date of the Schedule 13G. The Vanguard Group, Inc.’s address is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents certain information about the Plan as of December 31, 2022:

Award	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table (2)
Equity compensation plans approved by stockholders	1,850,065	(1)	-	3,798,918	(3)
Equity compensation plans not approved by stockholders	-		-	-
Total	1,850,065	(1)	-	3,798,918	(3)

(1)	Reflects 256,082 RSUs and 1,593,983 OP Units outstanding under the Plan. Excludes 571,081 shares of restricted Common Stock.
(2)	The Plan provides for grants of equity awards up to, in the aggregate, the equivalent of 5% of the number of issued and outstanding shares of our Common Stock from time to time (on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities into shares of Common Stock)) at the time of the award.
(3)	All such shares are available for issuance pursuant to grants of full-value stock awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Guidelines provide that a majority of the directors serving on our board of directors must be independent as required by NYSE listing standards. The Independence Standards, which include the NYSE’s independence standards, are available for viewing on our website at www.readycapital.com. Based upon its review of all relevant facts and circumstances, our board of directors has affirmatively determined that six of our nine directors—Frank P. Filipps, Meredith Marshall, Dominique Mielle, Gilbert E. Nathan, J. Mitchell Reese and Todd M. Sinai—qualify as independent directors under the NYSE listing standards and the Independence Standards.

Review, Approval or Ratification of Transactions with Related Persons

We have a Related Party Transaction Policy in place that sets forth the procedures for review, approval and monitoring of transactions involving us and “related persons” (directors and executive officers or their immediate family members, or stockholders owning 5% or greater of our outstanding capital stock). Furthermore, our Code of Ethics contains a conflicts of interest policy that prohibits our directors, officers and employees from engaging in any transaction that involves an actual conflict of interest with us as determined by a majority of our directors. Additionally, we will not purchase any assets from, or issued by, certain other funds and managed accounts for which our Manager serves as the investment adviser or any entity managed by our Manager or our Manager’s affiliates or sell any asset to any such entity without the consent of a majority of our board of directors, including a majority of our independent directors. See “Certain Relationships and Related Transactions—Conflicts of Interest and Related Party Transactions.”

Conflicts of Interest and Related Party Transactions

Management Agreement

We entered into the Management Agreement with the Manager, which took effect upon the closing of the ZAIS Financial merger on October 31, 2016, which was further amended on December 6, 2020. The Management Agreement is substantially similar to our pre-merger management agreement.

The Management Agreement describes the services to be provided to us by the Manager and compensation for such services. The Manager is responsible for managing the Company’s day-to-day operations, subject to the direction and oversight of the Company’s board of directors. Pursuant to the terms of the Management Agreement, our Manager is paid a management fee calculated and payable quarterly in arrears equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement) up to $500 million and 1.00% per annum of stockholders’ equity in excess of $500 million. On December 6, 2020, we, the Operating Partnership and the Manager entered into an amendment to the Management Agreement which provides that the Manager’s base management fee will be reduced by $1,000,000 per quarter for each of the first full four quarters following the effective time of the merger with Anworth on March 19, 2021.

As disclosed in the Joint Proxy Statement Prospectus used in connection with the ZAIS Financial merger transaction, under the partnership agreement of our operating partnership, our Manager, the holder of the Class A special unit in our operating partnership, is entitled to receive an incentive distribution, distributed quarterly in arrears in an amount not less than zero equal to the difference between (i) the product of (A) 15% and (B) the difference between (x) core earnings (as described below) of our operating partnership, on a rolling four-quarter basis and before the incentive distribution for the current quarter, and (y) the product of (1) the weighted average of the issue price per share of Common Stock or OP unit (without double counting) in all of our offerings multiplied by the weighted average number of shares of Common Stock outstanding (including any shares of restricted Common Stock and any other shares of Common Stock underlying awards granted under the Plan) and OP units (without double counting) in such quarter and (2) 8%, and (ii) the sum of any incentive distribution paid to our Manager with respect to the first three quarters of such previous four quarters; provided, however, that no incentive distribution is payable with respect to any calendar quarter unless cumulative core earnings is greater than zero for the most recently completed 12 calendar quarters, or the number of completed calendar quarters since the closing date of the ZAIS Financial merger, whichever is less.

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

For purposes of determining the incentive distribution payable to our Manager, core earnings is defined under the partnership agreement of our operating partnership in a manner that is similar to the definition of distributable earnings (which was formerly referred to as core earnings) described in our Annual Report on Form 10-K under “Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” but with the following additional adjustments which (i) further exclude: (a) the incentive distribution, (b) non-cash equity compensation expense, if any, (c) unrealized gains or losses on SBC loans (not just MBS and mortgage servicing rights), (d) depreciation and amortization (to the extent we foreclose on any property), and (e) one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of the independent directors and (ii) add back any realized gains or losses on the sales of MBS and on discontinued operations which were excluded from the definition of distributable earnings described in our Annual Report on Form 10-K under “Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures”.

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

Asset Allocations

We are subject to conflicts of interest arising out of our relationship with our Manager and its affiliates. Andrew Ahlborn, Gary Taylor and Adam Zausmer, who are employed by our Manager and serve as our Chief Financial Officer, Chief Operating Officer and Chief Credit Officer, respectively, are dedicated exclusively to us and seven of our Manager’s accounting professionals also are dedicated exclusively to us. With the exception of our ReadyCap origination and acquisition subsidiaries, GMFS, LLC subsidiaries, Knight Capital, LLC subsidiary, Red Stone and its affiliates and Mosaic subsidiaries, which employ their own personnel, we do not have our own employees. In addition, we expect that our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Credit Officer, President, portfolio managers and any other appropriate personnel of our Manager will devote such portion of their time to our affairs as is necessary to enable us to effectively operate our business. Our Manager and our officers may have conflicts between their duties to us and their duties to, and interests in, our Manager and its affiliates. Our Manager is not required to devote a specific amount of time or the services of any particular individual to our operations. Our Manager manages or provides services to other clients, and we compete with these other clients for our Manager’s resources and support. The ability of our Manager and its officers and personnel to engage in other business activities may reduce the time they spend advising us.

There may also be conflicts in allocating assets that are suitable for us and other clients of our Manager and its affiliates. Our Manager manages a series of funds and a limited number of separate accounts, which focus on a range of asset backed securities (“ABS”) and other credit strategies. None of these other funds or separate accounts focus on SBC loans as their primary business strategy.

To address certain potential conflicts arising from our relationship with our Manager or its affiliates, our Manager has agreed in the side letter agreement that, for so long as the Management Agreement is in effect, neither it nor any of its affiliates will (i) sponsor or manage any additional investment vehicle where we do not participate as an investor whose primary investment strategy will involve SBC mortgage loans, unless our Manager obtains the prior approval of a majority of our board of directors (including a majority of our independent directors), or (ii) acquire a portfolio of assets, a majority of which (by value or unpaid principal balance (“UPB”)) are SBC mortgage loans on behalf of another investment vehicle (other than acquisitions of SBC ABS), unless we are first offered the investment opportunity and a majority of our board of directors (including a majority of our independent directors) decides not that we will not acquire such assets.

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

Co-Investment with Manager

On July 15, 2022, we closed on a $125.0 million commitment to invest into Waterfall Atlas Anchor Feeder, LLC, which invests in Waterfall Atlas Master Fund A, LP and Waterfall Atlas Master Fund B, LP (the “Funds”), which are managed by our Manager. In exchange for our commitment, we are entitled to 15% of any carried interest distributions received by the general partner of the Funds such that over the life of the Funds, we receive an internal rate of return of 1.5% over the internal rate of return of the Funds. The Funds focus on commercial real estate equity through the acquisition of distressed and value-add real estate across property types with local operating partners. As of December 31, 2022, we have contributed $36.6 million of cash into the Funds for a remaining commitment of $88.4 million. As described above under “Corporate Governance—Review, Approval or Ratification of Transactions with Related Persons,” we will not purchase any assets from, or issued by, certain other funds and managed accounts for which our Manager serves as the investment adviser or any entity managed by our Manager or our Manager’s affiliates or sell any asset to any such entity without the consent of a majority of our board of directors, including a majority of our independent directors. Accordingly, our investment in the Funds was reviewed and approved by a majority of our board of directors, including a majority of our independent directors.

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

Item 14.	Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees

The following table summarizes the aggregate fees (including related expenses) billed to us for professional services provided by Deloitte & Touche LLP.

Fee Type	For the Fiscal Year Ended December 31, 2022	For the Fiscal Year Ended December 31, 2021
Audit Fees(1)	$2,247,000	$2,176,000
Tax Fees(2)	-	-
All Other Fees(3)	$256,675	738,600
Total Fees	$2,503,675	$2,914,600

(1)	Audit Fees primarily represent fees for the audits and quarterly reviews of the consolidated financial statements filed with the SEC in annual reports on Form 10-K and quarterly reports on Form 10-Q, as well as work generally only the independent registered public accounting firm can be reasonably expected to provide, such as statutory audits and issuances of consent and comfort letters included in documents filed with the SEC.
(2)	Tax Fees primarily represent fees for professional services for tax compliance, tax advice and tax planning.
(3)	All Other Fees primarily represent fees in connection with due diligence, agreed upon procedures and transactions completed or contemplated during the years.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements.

The response to this portion of Item 15 is incorporated by reference from the Original Report into this Amendment No. 1.

(b)	Exhibits.

Exhibit number		Exhibit description
2.1	*	Agreement and Plan of Merger, dated as of December 6, 2020, by and among Ready Capital Corporation, RC Merger Subsidiary, LLC and Anworth Mortgage Asset Corporation (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed December 8, 2020).

2.2	*	Merger Agreement, by and among Ready Capital Corporation, Ready Capital, RC Mosaic Sub, LLC, a Delaware limited liability company, Sutherland Partners, L.P., a Delaware limited partnership, Mosaic Real Estate Credit, LLC, a Delaware limited liability company, Mosaic Real Estate Credit TE, LLC, a Delaware limited liability company, MREC International Incentive Split, LP, a Delaware limited partnership, Mosaic Real Estate Credit Offshore, LP, a Cayman Islands exempted limited partnership, MREC Corp Sub 1 (VO), LLC, a Delaware limited liability company, MREC Corp Sub 2 (LA Office), LLC, a Delaware limited liability company, MREC Corp Sub 3 (Superblock), LLC, a Delaware limited liability company, Mosaic Special Member, LLC, a Delaware limited liability company, Mosaic Secured Holdings, LLC, a Delaware limited liability company, and MREC Management, LLC, dated as of November 3, 2021 (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed November 9, 2021).

2.3	*	First Amendment to Merger Agreement, dated February 7, 2022, by and among Ready Capital Corporation, Sutherland Partners, L.P., RC Mosaic Sub, LLC, Mosaic Real Estate Credit, LLC, Mosaic Real Estate Credit TE, LLC, MREC International Incentive Split, LP, Mosaic Real Estate Credit Offshore, LP, MREC Corp Sub 1 (VO), LLC, MREC Corp Sub 2 (LA Office), LLC, MREC Corp Sub 3 (Superblock), LLC, Mosaic Special Member, LLC, Mosaic Secured Holdings, LLC and MREC Management, LLC (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed February 7, 2022).

3.1	*	Articles of Amendment and Restatement of ZAIS Financial Corp. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

3.2	*	Articles Supplementary of ZAIS Financial Corp. (incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

3.3	*	Articles of Amendment and Restatement of Sutherland Asset Management Corporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 4, 2016).

3.4	*	Articles of Amendment of Ready Capital Corporation (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on September 26, 2018).

3.5	*	Articles Supplementary to the Articles of Amendment of Ready Capital Corporation designating the shares of 6.25% Series C Cumulative Convertible Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 3.7 to the Registrant's Registration Statement on Form 8-A filed on March 19, 2021).

3.6	*	Articles Supplementary to the Articles of Amendment of Ready Capital Corporation designating the shares of 6.50% Series E Cumulative Redeemable Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on June 10, 2021).

3.7	*	Articles Supplementary to the Articles of Amendment of Ready Capital Corporation designating the shares of Class B-1 Common Stock, $0.0001 par value per share, Class B-2 Common Stock, $0.0001 par value per share, Class B-3 Common Stock, $0.0001 par value per share, and Class B-4 Common Stock, $0.0001 par value per share (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 filed with the SEC on March 21, 2022).

3.8	*	Amended and Restated Bylaws of Ready Capital Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on September 26, 2018).

3.9	*	Certificate of Notice, dated May 11, 2022, relating to the automatic conversion of the Class B-1 Common Stock, $0.0001 par value per share, Class B-2 Common Stock, $0.0001 par value per share, Class B-3 Common Stock, $0.0001 par value per share, and Class B-4 Common Stock, $0.0001 par value per share, into Common Stock, $0.0001 par value per share (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 10, 2022).

3.10	*	Articles Supplementary to the Articles of Amendment of Ready Capital Corporation reclassifying and designating the Class B-1 Common Stock, $0.0001 par value per share, Class B-2 Common Stock, $0.0001 par value per share, Class B-3 Common Stock, $0.0001 par value per share, and Class B-4 Common Stock, $0.0001 par value per share, as Common Stock, $0.0001 par value per share (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on May 10, 2022).

4.1	*	Indenture, dated February 13, 2017, by and among ReadyCap Holdings, LLC, as issuer, Sutherland Asset Management Corporation, Sutherland Partners, L.P., Sutherland Asset I, LLC and ReadyCap Commercial, LLC, each as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed February 13, 2017).

4.2	*	First Supplemental Indenture, dated February 13, 2017, by and among ReadyCap Holdings, LLC, as issuer, Sutherland Asset Management Corporation, Sutherland Partners, L.P., Sutherland Asset I, LLC, ReadyCap Commercial, LLC, each as guarantors and U.S. Bank National Association, as trustee and as collateral agent, including the form of 7.5% Senior Secured Notes due 2022 and the related guarantees (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed February 13, 2017).

4.3	*	Indenture, dated as of August 9, 2017, by and between Sutherland Asset Management Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed August 9, 2017).

4.4	*	First Supplemental Indenture, dated as of August 9, 2017, by and between Sutherland Asset Management Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed August 9, 2017).

4.5	*	Second Supplemental Indenture, dated as of April 27, 2018, by and between Sutherland Asset Management Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed April 27, 2018).

4.6	*	Third Supplemental Indenture, dated as of February 26, 2019, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 of the Registrant's Annual Report on Form 10-K filed March 13, 2019).

4.7	*	Amendment No. 1, dated as of February 26, 2019, to the First Supplemental Indenture, dated as of August 9, 2017, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.8 of the Registrant's Annual Report on Form 10-K filed March 13, 2019).

4.8	*	Amendment No. 1, dated as of February 26, 2019, to the Second Supplemental Indenture, dated as of April 27, 2018, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 of the Registrant's Annual Report on Form 10-K filed March 13, 2019).

4.9	*	Fourth Supplemental Indenture, dated as of July 22, 2019, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed July 22, 2019).

4.10	*	Fifth Supplemental Indenture, dated as of February 10, 2021, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed February 10, 2021).

4.11	*	Sixth Supplemental Indenture, dated as of December 21, 2021, by and between Ready Capital Corporation and U.S. Bank National Association, a Sixth Supplemental Indenture, dated as of December 21, 2021, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed December 21, 2021) as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed December 21, 2021).

4.12	*	Seventh Supplemental Indenture, dated as of April 18, 2022, by and between Ready Capital Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed April 18, 2022).

4.13	*	Eighth Supplemental Indenture, dated as of July 25, 2022, by and between Ready Capital Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on July 25, 2022).

4.14	*	Specimen Common Stock Certificate of Ready Capital Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-4 filed on December 13, 2018).

4.15	*	Specimen Preferred Stock Certificate representing the shares of 6.25% Series C Cumulative Convertible Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 4.13 of the Registrant’s Registration Statement on Form 8-A filed on March 19, 2021).

4.16	*	Specimen Preferred Stock Certificate representing the shares of 6.50% Series E Cumulative Redeemable Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2021).

4.17	*	Description of Ready Capital Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.17 of the Registrant’s Annual Report on Form 10-K filed on February 28, 2023).

10.1	*	Amended and Restated Management Agreement, dated as of May 9, 2016, among ZAIS Financial Corp, ZAIS Financial Partners, L.P., ZAIS Merger Sub, LLC, Sutherland Asset I, LLC, Sutherland Asset II, LLC, SAMC REO 2013-01, LLC, ZAIS Asset I, LLC, ZAIS Asset II, LLC, ZAIS Asset III, LLC, ZAIS Asset IV, LLC, ZFC Funding, Inc., ZFC Trust, ZFC Trust TRS I, LLC, and Waterfall Asset Management, LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed May 9, 2016).

10.2	*	First Amendment to Amended and Restated Management Agreement, dated as of December 6, 2020, by and among Ready Capital Corporation, Sutherland Partners, LP and Waterfall Asset Management, LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed December 8, 2020).

10.3	*	Third Amended and Restated Agreement of Limited Partnership of Sutherland Partners, L.P., dated as of March 5, 2019, by and among Ready Capital Corporation, as General Partner, and the limited partners listed on Exhibit A thereto (incorporated by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K filed March 13, 2019).

10.4	*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed September 9, 2019).

10.5	*	Ready Capital Corporation 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K filed March 13, 2019).

10.6	*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K filed March 13, 2019).

10.7	*	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)

10.8	*	Interest Exchange Agreement, dated as of November 3, 2021, by and among Ready Capital Corporation, Sutherland Partners, L.P., MREC Management, LLC and Mosaic Special Member, LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed November 9, 2021)***

10.9	*	First Amendment to the Equity Distribution Agreement, dated March 8, 2022, by and among Ready Capital Corporation, Sutherland Partners, L.P., Waterfall Asset Management LLC, and JMP Securities LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2022)

21.1	*	List of Subsidiaries of Ready Capital Corporation (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K filed on February 28, 2023).

24.1	*	Power of Attorney (incorporated by reference to Exhibit 24.1 of the Registrant’s Annual Report on Form 10-K filed on February 28, 2023).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Registrant’s Annual Report on Form 10-K filed on February 28, 2023).

32.2	**	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of the Registrant’s Annual Report on Form 10-K filed on February 28, 2023).

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Scheme Document

101.CAL		Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

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

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

READY CAPITAL CORPORATION

Date: April 21, 2023	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board, Chief Executive Officer and Chief Investment Officer