Form 10-Q
period 2023-03-31
Ready Capital Corp
filed 2023-05-09
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

The Company has 110,745,658 shares of common stock, par value $0.0001 per share, outstanding as of May 8, 2023.

EXHIBIT 31.1 CERTIFICATIONS

EXHIBIT 31.2 CERTIFICATIONS

EXHIBIT 32.1 CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 10 U.S.C. SECTION 1350

EXHIBIT 32.2 CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 10 U.S.C. SECTION 1350

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$111,192	$163,041
Restricted cash	49,632	55,927
Loans, net (including $9,859 and $9,786 held at fair value)	3,128,197	3,576,310
Loans, held for sale, at fair value	236,578	258,377
Paycheck Protection Program loans (including $346 and $576 held at fair value)	146,557	186,985
Mortgage-backed securities, at fair value	32,607	32,041
Loans eligible for repurchase from Ginnie Mae	64,293	66,193
Investment in unconsolidated joint ventures (including $7,913 and $8,094 held at fair value)	114,169	118,641
Investments held to maturity	3,306	3,306
Purchased future receivables, net	10,568	8,246
Derivative instruments	13,773	12,963
Servicing rights (including $188,985 and $192,203 held at fair value)	278,936	279,320
Real estate owned, held for sale	90,104	117,098
Other assets	202,690	189,769
Assets of consolidated VIEs	7,054,861	6,552,760
Total Assets	$11,537,463	$11,620,977
Liabilities
Secured borrowings	2,484,902	2,846,293
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	169,596	201,011
Securitized debt obligations of consolidated VIEs, net	5,300,967	4,903,350
Convertible notes, net	114,689	114,397
Senior secured notes, net	343,798	343,355
Corporate debt, net	663,623	662,665
Guaranteed loan financing	238,948	264,889
Contingent consideration	16,636	28,500
Liabilities for loans eligible for repurchase from Ginnie Mae	64,293	66,193
Derivative instruments	2,639	1,586
Dividends payable	47,308	47,177
Loan participations sold	55,967	54,641
Due to third parties	12,881	11,805
Accounts payable and other accrued liabilities	132,523	176,520
Total Liabilities	$9,648,770	$9,722,382
Preferred stock Series C, liquidation preference $25.00 per share (refer to Note 21)	8,361	8,361

Commitments & contingencies (refer to Note 25)

Stockholders’ Equity
Preferred stock Series E, liquidation preference $25.00 per share (refer to Note 21)	111,378	111,378
Common stock, $0.0001 par value, 500,000,000 shares authorized, 110,745,658 and 110,523,641 shares issued and outstanding, respectively	11	11
Additional paid-in capital	1,687,631	1,684,074
Retained earnings (deficit)	(6,532)	4,994
Accumulated other comprehensive loss	(12,353)	(9,369)
Total Ready Capital Corporation equity	1,780,135	1,791,088
Non-controlling interests	100,197	99,146
Total Stockholders’ Equity	$1,880,332	$1,890,234
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$11,537,463	$11,620,977

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(in thousands, except share data)	2023	2022
Interest income	$217,573	$124,405
Interest expense	(160,394)	(61,017)
Net interest income before recovery of (provision for) loan losses	$57,179	$63,388
Recovery of (provision for) loan losses	6,734	(1,542)
Net interest income after recovery of (provision for) loan losses	$63,913	$61,846
Non-interest income
Residential mortgage banking activities	9,169	8,424
Net realized gain (loss) on financial instruments and real estate owned	11,575	8,007
Net unrealized gain (loss) on financial instruments	(11,728)	45,315
Servicing income, net of amortization and impairment of $1,759 and $3,345	14,003	10,528
Income on purchased future receivables, net of allowance for (recovery of) doubtful accounts of $1,594 and $(125)	540	2,469
Income on unconsolidated joint ventures	656	6,563
Other income	19,883	6,501
Total non-interest income	$44,098	$87,807
Non-interest expense
Employee compensation and benefits	(25,139)	(27,968)
Allocated employee compensation and benefits from related party	(2,326)	(3,000)
Variable expenses on residential mortgage banking activities	(5,485)	(979)
Professional fees	(5,717)	(5,126)
Management fees – related party	(5,081)	(3,196)
Incentive fees – related party	(1,720)	—
Loan servicing expense	(9,963)	(8,920)
Transaction related expenses	(893)	(5,699)
Other operating expenses	(14,318)	(12,653)
Total non-interest expense	$(70,642)	$(67,541)
Income before provision for income taxes	37,369	82,112
Income tax provision	(391)	(17,849)
Net income	$36,978	$64,263
Less: Dividends on preferred stock	1,999	1,999
Less: Net income attributable to non-controlling interest	1,835	775
Net income attributable to Ready Capital Corporation	$33,144	$61,489

Earnings per common share - basic	$0.30	$0.70
Earnings per common share - diluted	$0.29	$0.66

Weighted-average shares outstanding
Basic	110,672,939	87,707,281
Diluted	121,025,909	95,402,494

Dividends declared per share of common stock	$0.40	$0.42

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income	$36,978	$64,263
Other comprehensive income - net change by component
Net change in hedging derivatives (cash flow hedges)	(3,805)	213
Foreign currency translation adjustment	778	766
Other comprehensive income (loss)	$(3,027)	$979
Comprehensive income	$33,951	$65,242
Less: Comprehensive income attributable to non-controlling interests	1,794	780
Comprehensive income attributable to Ready Capital Corporation	$32,157	$64,462

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three Months Ended March 31, 2023
	Preferred Series E	Common Stock	Preferred Stock	Common Stock	Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares Outstanding	Shares Outstanding	Series E	Par Value	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at January 1, 2023	4,600,000	110,523,641	$111,378	$11	$1,684,074	$4,994	$(9,369)	$1,791,088	$99,146	$1,890,234
Dividend declared:
Common stock ($0.40 per share)	—	—	—	—	—	(44,670)	—	(44,670)	—	(44,670)
OP units	—	—	—	—	—	—	—	—	(638)	(638)
$0.390625 per Series C preferred share	—	—	—	—	—	(131)	—	(131)	—	(131)
$0.406250 per Series E preferred share	—	—	—	—	—	(1,868)	—	(1,868)	—	(1,868)
Distributions, net	—	—	—	—	—	—	—	—	(100)	(100)
Equity issuances	—	—	—	—	125	—	—	125	—	125
Offering costs	—	—	—	—	(19)	—	—	(19)	—	(19)
Equity component of 2017 convertible note issuance	—	—	—	—	(115)	—	—	(115)	(2)	(117)
Stock-based compensation	—	333,470	—	—	4,947	—	—	4,947	—	4,947
Share repurchases	—	(111,453)	—	—	(1,382)	—	—	(1,382)	—	(1,382)
Reallocation of non-controlling interest	—	—	—	—	1	—	2	3	(3)	—
Net income	—	—	—	—	—	35,143	—	35,143	1,835	36,978
Other comprehensive loss	—	—	—	—	—	—	(2,986)	(2,986)	(41)	(3,027)
Balance at March 31, 2023	4,600,000	110,745,658	$111,378	$11	$1,687,631	$(6,532)	$(12,353)	$1,780,135	$100,197	$1,880,332

	Three Months Ended March 31, 2022
	Preferred Series E	Common Stock	Preferred Stock	Common Stock	Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares Outstanding	Shares Outstanding	Series E	Par Value	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at January 1, 2022	4,600,000	75,838,050	$111,378	$8	$1,161,853	$8,598	$(5,733)	$1,276,104	$4,494	$1,280,598
Dividend declared:
Common stock ($0.42 per share)	—	—	—	—	—	(48,426)	—	(48,426)	—	(48,426)
OP units	—	—	—	—	—	—	—	—	(735)	(735)
$0.390625 per Series C preferred share	—	—	—	—	—	(131)	—	(131)	—	(131)
$0.406250 per Series E preferred share	—	—	—	—	—	(1,868)	—	(1,868)	—	(1,868)
Shares issued pursuant to merger transactions	—	30,252,764	—	3	437,308	—	—	437,311	—	437,311
OP units issued pursuant to merger transactions	—	—	—	—	—	—	—	—	20,745	20,745
Non-controlling interest acquired in merger transaction	—	—	—	—	—	—	—	—	82,257	82,257
Equity issuances	—	8,077,101	—	—	124,149	—	—	124,149	—	124,149
Offering costs	—	—	—	—	(763)	—	—	(763)	(4)	(767)
Distributions, net	—	—	—	—	—	—	—	—	(1,916)	(1,916)
Equity component of 2017 convertible note issuance	—	—	—	—	(108)	—	—	(108)	(1)	(109)
Stock-based compensation	—	252,260	—	—	3,646	—	—	3,646	—	3,646
Share repurchases	—	(84,227)	—	—	(1,261)	—	—	(1,261)	—	(1,261)
Reallocation of non-controlling interest	—	—	—	—	(1,725)	—	55	(1,670)	1,670	—
Net income	—	—	—	—	—	63,488	—	63,488	775	64,263
Other comprehensive income	—	—	—	—	—	—	974	974	5	979
Balance at March 31, 2022	4,600,000	114,335,948	$111,378	$11	$1,723,099	$21,661	$(4,704)	$1,851,445	$107,290	$1,958,735

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash Flows From Operating Activities:
Net income	$36,978	$64,263
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	9,767	(5,739)
Stock-based compensation	1,853	1,963
Provision for (recovery of) loan losses	(6,734)	1,542
Impairment loss on real estate owned, held for sale	3,418	1,827
Repair and denial reserve	199	(2,193)
Allowance for (recovery of) doubtful accounts on purchased future receivables	1,594	(125)
Loans, held for sale, at fair value, net	30,223	23,503
Net income of unconsolidated joint ventures, net of distributions	(60)	(4,779)
Realized (gains) losses, net	(19,700)	(11,689)
Unrealized (gains) losses, net	12,481	(46,912)
Changes in operating assets and liabilities:
Purchased future receivables, net	(3,916)	(756)
Derivative instruments	(4,115)	495
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	(9,918)	(115)
Receivable from third parties	(5,899)	21,979
Other assets	(10,067)	(9,329)
Accounts payable and other accrued liabilities	(37,011)	(19,193)
Net cash provided by (used for) operating activities	$(907)	$14,742
Cash Flows From Investing Activities:
Origination of loans	(283,368)	(1,289,329)
Purchase of loans	(519)	(643,744)
Proceeds from disposition and principal payment of loans	252,609	371,142
Proceeds from disposition and principal payment of Paycheck Protection Program loans	43,341	330,945
Funding of investments held to maturity	—	(406)
Proceeds from sale and principal payment of mortgage-backed securities, at fair value	—	5,168
Funding of real estate, held for sale	(1,678)	(902)
Proceeds from sale of real estate, held for sale	33,761	1,416
Investment in unconsolidated joint ventures	(65)	(8,700)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,597	5,152
Payment of liabilities under participation agreements, net of proceeds received	(782)	(17,270)
Net cash provided by business acquisitions	—	123,566
Net cash provided by (used for) investing activities	$47,896	$(1,122,962)
Cash Flows From Financing Activities:
Proceeds from secured borrowings	1,939,011	4,208,161
Repayment of secured borrowings	(2,302,394)	(3,516,612)
Repayment of the Paycheck Protection Program Liquidity Facility borrowings	(31,415)	(314,060)
Proceeds from issuance of securitized debt obligations of consolidated VIEs	482,267	928,257
Repayment of securitized debt obligations of consolidated VIEs	(86,345)	(259,705)
Proceeds from corporate debt	—	4,040
Repayment of guaranteed loan financing	(31,563)	(30,486)
Payment of deferred financing costs	(9,321)	(11,477)
Payment of contingent consideration	(9,000)	(9,000)
Proceeds from issuance of equity, net of issuance costs	106	123,382
Settlement of share-based awards in satisfaction of withholding tax requirements	(1,382)	(1,261)
Dividend payments	(47,176)	(34,347)
Distributions to non-controlling interests, net	(100)	(1,916)
Net cash provided by (used for) financing activities	$(97,312)	$1,084,976
Net decrease in cash, cash equivalents, and restricted cash	(50,323)	(23,244)
Cash, cash equivalents, and restricted cash beginning balance	297,027	323,328
Cash, cash equivalents, and restricted cash ending balance	$246,704	$300,084
Supplemental disclosures:
Cash paid for interest	$144,970	$49,854
Cash paid for income taxes	$134	$102
Non-cash investing activities
Loans transferred from loans, held for sale, at fair value to loans, net	$344	$—
Loans transferred from loans, net to loans, held for sale, at fair value	$—	$1,507
Loans transferred to real estate owned	$22,393	$496
Contingent consideration in connection with acquisitions	$—	$84,348
Non-cash financing activities
Shares and OP units issued in connection with merger transactions	$—	$458,056
Cash, cash equivalents, and restricted cash reconciliation
Cash and cash equivalents	$111,192	$211,369
Restricted cash	49,632	56,963
Cash, cash equivalents, and restricted cash in assets of consolidated VIEs	85,880	31,752
Cash, cash equivalents, and restricted cash ending balance	$246,704	$300,084

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

Sutherland Partners, L.P. (the “operating partnership”) holds substantially all of the Company’s assets and conducts substantially all of the Company’s business. As of both March 31, 2023 and December 31, 2022, the Company owned approximately 98.6% of the operating partnership. The Company, as sole general partner of the operating partnership, has responsibility and discretion in the management and control of the operating partnership, and the limited partners of the operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the operating partnership. Therefore, the Company consolidates the operating partnership.

Acquisitions

Broadmark. On February 26, 2023, the Company, Broadmark Realty Capital Inc., a Maryland corporation (“Broadmark”), and RCC Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Ready Capital (“RCC Merger Sub”), entered into an Agreement and Plan of Merger (the “Broadmark Merger Agreement”), pursuant to which, subject to the terms and conditions therein, Broadmark will be merged with and into RCC Merger Sub, with RCC Merger Sub remaining as a wholly owned subsidiary of the Company (such transaction, the “Broadmark Merger”).

Under the terms of the Broadmark Merger Agreement, at the effective time of the Broadmark Merger (the “Effective Time”), each share of common stock, par value $0.001 per share, of Broadmark (the “Broadmark Common Stock”) issued and outstanding immediately prior to the Effective Time (excluding any shares held by the Company, RCC Merger Sub or any of their respective subsidiaries) will automatically be converted into the right to receive from the Company 0.47233 shares of its common stock, par value $0.0001 (“Common Stock”), subject to adjustment as provided in the Broadmark Merger Agreement (the “Exchange Ratio”).

Each award of performance restricted stock units (each a “Broadmark Performance RSU Award”) granted by Broadmark under its 2019 Stock Incentive Plan (the “Broadmark Equity Plan”) will, as of the Effective Time, automatically be cancelled in exchange for the right to receive a number of shares of Common Stock equal to the product of (i) the number of shares of Broadmark Common Stock subject to such Broadmark Performance RSU Award based on the achievement of the applicable performance metric measured as of immediately prior to the Effective Time and (ii) the Exchange Ratio.

Each award of restricted stock units that is not a Broadmark Performance RSU Award granted pursuant to the Broadmark Equity Plan (each a “Broadmark RSU Award”) will be assumed by the Company and converted into an award of restricted stock units with respect to a number of shares of Common Stock, equal to the product of (i) the total number of shares of Broadmark Common Stock subject to such Broadmark RSU Award as of immediately prior to the Effective Time and (ii) the Exchange Ratio (rounded to the nearest whole share), on the same terms and conditions as were applicable to such Broadmark RSU Award as of immediately prior to the Effective Time.

Each holder of a warrant (whether designated as public warrants, private warrants or otherwise) representing the right to purchase shares of Broadmark Common Stock (each a “Broadmark Warrant”) may exercise such Broadmark Warrant at any time prior to the Effective Time in exchange for Broadmark Common Stock, in accordance with, and subject to, the terms and conditions of the agreement governing such Broadmark Warrant. Following the Effective Time, each Broadmark Warrant that is outstanding as of the Effective Time shall remain outstanding and entitle each holder thereof to receive, upon exercise of such Broadmark Warrant, a number of shares of Common Stock equal to the product of (i) the total number of shares of Broadmark Common Stock that such holder would have been entitled to receive had such holder exercised such Broadmark Warrant immediately prior to the Effective Time and (ii) the Exchange Ratio.

Following the consummation of the Broadmark Merger, the number of directors on the Company's Board will be increased by three members, from nine to twelve, and will include all of the current directors of the Company's Board and three additional directors, each of whom currently serves on the board of directors of Broadmark.

The Company currently expects that the Broadmark Merger will close as soon as the second quarter of 2023, subject to the respective approvals of the Company’s stockholders and Broadmark’s stockholders and other customary closing conditions.

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

The acquisition further expanded the Company’s investment portfolio and origination platform to include a diverse portfolio of construction assets with attractive portfolio yields. Refer to Note 5 for assets acquired and liabilities assumed in the Mosaic Mergers.

REIT Status

The Company qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with its first taxable year ended December 31, 2011. To maintain its tax status as a REIT, the Company distributes dividends equal to at least 90% of its taxable income in the form of distributions to shareholders.

Note 2. Basis of Presentation

The unaudited interim consolidated financial statements herein, referred to as the “consolidated financial statements”, as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)—as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.

The accompanying consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. Such operating results may not be indicative of the expected results for any other interim period or the entire year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC.

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

Basis of consolidation

The accompanying consolidated financial statements of the Company include the accounts and results of operations of the operating partnership and other consolidated subsidiaries and variable interest entities (“VIEs”) in which the Company is the primary beneficiary. The consolidated financial statements are prepared in accordance with ASC 810, Consolidation (“ASC 810”). Intercompany balances and transactions have been eliminated.

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

Loans, held-for-investment. Loans, held-for-investment are loans acquired from third parties (“acquired loans”), loans originated by the Company that it does not intend to sell, or securitized loans that were previously originated. Securitized loans remain on the Company’s balance sheet because the securitization vehicles are consolidated under ASC 810. Acquired loans are recorded at cost at the time they are acquired and are accounted for under ASC 310, Receivables (“ASC 310”).

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

The Company utilizes loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for its loan portfolio. The CECL forecasting methods used by the Company include (i) a probability of default and loss given default method using underlying third-party CMBS/CRE loan databases with historical loan losses and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. The Company might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data.

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

Non-accrual loans. A loan is placed on nonaccrual status when it is probable that principal and interest will not be collected under the original contractual terms. At that time, interest income is no longer accrued. Non-accrual loans consist of loans for which principal or interest has been delinquent for 90 days or more and for which specific reserves are recorded, including purchased credit-deteriorated (“PCD”) loans. Interest income accrued, but not collected, at the date loans are placed on non-accrual status is reversed, unless the loan is expected to be fully recoverable by the collateral or is in the process of being collected. Interest income is subsequently recognized only to the extent it is received in cash or until the loan qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Loans are restored to accrual status only when contractually current and the collection of future payments is reasonably assured.

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

Mortgage-backed securities, at fair value

The Company accounts for MBS as trading securities and carries them at fair value under ASC 320, Investments-Debt and Equity Securities (“ASC 320”). The Company’s MBS portfolio is comprised of asset-backed securities collateralized by interest in, or obligations backed by, pools of SBC loans, as well as residential Agency MBS, which are guaranteed by the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”), or guaranteed by federally sponsored enterprises, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Purchases and sales of MBS are recorded as of the trade date. MBS securities pledged as collateral against borrowings under repurchase agreements are included in mortgage-backed securities, at fair value on the consolidated balance sheets.

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

Derivative instruments, at fair value

Subject to maintaining qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, comprised of credit default swaps (“CDSs”), interest rate swaps, TBA agency securities, FX forwards and interest rate lock commitments (“IRLCs”) as part of its risk management strategy. The Company accounts for derivative instruments under ASC 815, Derivatives and Hedging (“ASC 815”). All derivatives are reported as either assets or liabilities in the consolidated balance sheets at the estimated fair value with the changes in the fair value recorded in earnings unless hedge accounting is elected. As of March 31, 2023 and December 31, 2022, the Company had offset $34.0 and $41.8 million of cash collateral payable against gross derivative asset positions, respectively.

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

For qualifying cash flow hedges, the change in the fair value of the derivative (the hedging instrument) is recorded in other comprehensive income (loss) (“OCI”) and is reclassified out of OCI and into the consolidated statements of income when the hedged cash flows affect earnings. These amounts are recognized consistent with the classification of the hedged item, primarily interest expense (for hedges of interest rate risk). If the hedge relationship is terminated, then the value of the derivative recorded in accumulated other comprehensive income (loss) (‘AOCI”) is recognized in earnings when the cash flows that were hedged affect earnings, so long as the forecasted transaction remains probable of occurring.

During May 2021, the Company discontinued hedge accounting for the anticipated issuance of securitized debt obligations for certain hedges. As a general rule, derivative gains or losses reported in AOCI are required to be recorded in earnings when it becomes probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period thereafter. The guidance in ASC 815 includes an exception to the general rule when extenuating circumstances that are outside the control or influence of the reporting entity cause the forecasted transaction to be probable of occurring on a date that is beyond the additional two-month period. The issuance of the securitized debt obligations was delayed beyond the additional two-month period due to the uncertainty in the capital markets and lower origination volumes as a result of the COVID-19 pandemic. Since the delay was caused by extenuating circumstances related to the COVID-19 pandemic and the issuance of securitized debt obligations remained probable over a reasonable time period after the additional two-month period, the discontinued cash flow hedges qualify for the exception in accordance with FASB Staff Q&A Topic 815: Cashflow hedge accounting affected by the Covid-19 Pandemic. The anticipated issuance of securitized debt obligations subsequently occurred. Accordingly, the previously recorded net derivative instrument gains or losses related to the discontinued cash flow hedges booked in AOCI are recognized in the consolidated statements of income using the effective yield method.

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

The Company treats its servicing rights and residential MSRs as two separate classes of servicing assets based on the class of the underlying mortgages and it treats these assets as two separate pools for risk management purposes. Servicing rights relating to the Company’s servicing of loans guaranteed by the SBA under its Section 7(a) loan program and multi-family servicing rights are accounted for under ASC 860, Transfers and Servicing (“ASC 860”), while the Company’s residential MSRs are accounted for under the fair value option under ASC 825, Financial Instruments (“ASC 825”). A significant portion of the Company’s multi-family servicing rights are under the Freddie Mac program.

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

Investments held to maturity

The Company accounts for held to maturity investments under ASC 320. Such securities are accounted for at amortized cost and reviewed on a quarterly basis to determine if an allowance for credit losses should be recorded in the consolidated statements of income.

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

Intangible assets

The Company accounts for intangible assets under ASC 350, Intangibles- Goodwill and Other (“ASC 350”). The Company’s intangible assets include an SBA license, capitalized software, a broker network, trade names, customer relationships and an acquired favorable lease. The Company capitalizes software costs expected to result in long-term operational benefits, such as replacement systems or new applications that result in significantly increased operational efficiencies or functionality as well as costs related to internally developed software expected to be sold, leased or otherwise marketed under ASC 985-20, Software- costs of software to be sold, leased, or marketed. All other costs incurred in connection with internal use software are expensed as incurred. The Company initially records its intangible assets at cost or fair value and will test for impairment if a triggering event occurs. Intangible assets are included within other assets in the consolidated balance sheets. The Company amortizes intangible assets with identified estimated useful lives on a straight-line basis over their estimated useful lives.

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of net assets, including identifiable intangible assets, at the acquisition date. Goodwill is assessed for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate a potential impairment exists.

In assessing goodwill for impairment, the Company follows ASC 350, which permits a qualitative assessment of whether it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, including goodwill, or the Company chooses not to perform the qualitative assessment, then the Company compares the fair value of that reporting unit with its carrying value, including goodwill, in a quantitative assessment. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss measured as the excess of the reporting unit’s carrying value, including goodwill, over its fair value. The estimated fair value of the reporting unit is derived based on valuation techniques the Company believes market participants would use for each of the reporting units.

The qualitative assessment requires judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, macroeconomic conditions, industry and market conditions and relevant entity specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. In the first quarter of 2023, as a result of the qualitative assessment, the Company determined that it was more likely than not that the estimated fair value of each of the reporting units exceeded its respective estimated carrying value. Therefore, goodwill for each reporting unit was not impaired and a quantitative test was not required.

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

Borrowings under credit facilities and other financing agreements. Borrowings under credit facilities and other financing agreements are accounted for under ASC 470, Debt (“ASC 470”). The Company partially finances its loans, net through credit agreements and other financing agreements with various counterparties. These borrowings are collateralized by loans, held-for-investment, and loans, held for sale, at fair value and have maturity dates within two years from the consolidated balance sheet date. If the fair value (as determined by the applicable counterparty) of the collateral securing these borrowings decreases, the Company may be subject to margin calls during the period the borrowings are outstanding. In instances where margin calls are not satisfied within the required time frame the counterparty may retain the collateral and pursue collection of any outstanding debt. Interest paid and accrued in connection with credit facilities is recorded as interest expense in the consolidated statements of income.

Borrowings under repurchase agreements. Borrowings under repurchase agreements are accounted for under ASC 860. Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. As of the current period ended, the Company had no such repurchase agreements that have been accounted for as components of linked transactions. All securities financed through a repurchase agreement have remained on the Company’s consolidated balance sheets as an asset and cash received from the lender has been recorded on the Company’s consolidated balance sheets as a liability. Interest paid and accrued in connection with repurchase agreements is recorded as interest expense in the consolidated statements of income.

Paycheck Protection Program Liquidity Facility borrowings

The Paycheck Protection Program Facility (“PPPLF”) is a government loan facility created to enable the distribution of funds for PPP whereby the Company may receive advances from the Federal Reserve through the PPPLF. The Company accounts for borrowings under the PPPLF under ASC 470. Interest paid and accrued in connection with PPPLF is recorded as interest expense in the consolidated statements of income.

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

Fair value option

ASC 825 provides a fair value option election that allows entities to make an election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately in the consolidated balance sheets from those instruments using another accounting method.

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

Earnings per share

The Company presents both basic and diluted earnings per share (“EPS”) amounts in its consolidated financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-

average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from the Company’s share-based compensation, consisting of unvested restricted stock units (“RSUs”), unvested restricted stock awards (“RSAs”), performance-based equity awards, as well as the dilutive impact of convertible senior notes and convertible preferred stock under the if-converted method. Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

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

Revenue recognition

Under revenue recognition guidance, specifically ASC 606, Revenue Recognition, revenue is recognized upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized through the following five-step process:

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

Origination income and expense. Origination income represents fees received for origination of either loans, held at fair value, loans, held for sale, at fair value, or loans, held-for-investment. For loans held, at fair value, and loans, held for sale, at fair value, pursuant to ASC 825 the Company reports origination fee income as revenue and fees charged and costs incurred as expenses. These fees and costs are excluded from the fair value. For originated loans, held-for-investment, under ASC 310 the Company defers these origination fees and costs at origination and amortizes them under the effective interest method over the life of the loan. Origination fees and expenses for loans, held at fair value and loans, held for sale, at fair value, are presented in the consolidated statements of income as components of other income and operating expenses. Origination fees for residential mortgage loans originated by GMFS are presented in the consolidated statements of income in residential mortgage banking activities, while origination expenses are presented within variable expenses on residential mortgage banking activities. The amortization of net origination fees and expenses for loans, held-for-investment are presented in the consolidated statements of income as a component of interest income.

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

The Company has not adopted any of the optional expedients or exceptions through March 31, 2023, but will continue to evaluate the possible adoption of any such expedients or exceptions.
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

The ASU became effective in January 2023. The Company adopted the ASU under a prospective approach. The adoption of this standard does not have a material impact on the Company's consolidated financial statements.

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

The table below summarizes the fair value of assets acquired and liabilities assumed from the acquisition.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Final Purchase Price Allocation
Assets
Cash and cash equivalents	$100,236	$—	$100,236
Restricted cash	23,330	—	23,330
Loans, net	432,779	(20,034)	412,745
Investments held to maturity	165,302	(3,735)	161,567
Real estate owned, held for sale	78,693	(33,945)	44,748
Other assets	25,761	(5,097)	20,664
Total assets acquired	$826,101	$(62,811)	$763,290
Liabilities
Secured borrowings	$66,202	$—	$66,202
Loan participations sold	73,656	—	73,656
Due to third parties	24,634	(333)	24,301
Accounts payable and other accrued liabilities	38,182	599	38,781
Total liabilities assumed	$202,674	$266	$202,940
Net assets acquired	$623,427	$(63,077)	$560,350
Non-controlling interests	(82,257)	(267)	(82,524)
Net assets acquired, net of non-controlling interests	$541,170	$(63,344)	$477,826

In a business combination, the initial allocation of the purchase price is considered preliminary and therefore, was subject to change until the end of the measurement period. The final determination occurred within one year of the acquisition date. The provisional amounts presented in the table above pertained to the preliminary purchase price allocation reported at the time of the Mosaic Mergers based on information that was available to management. The preliminary purchase price allocation changed as the Company completed its analysis of the fair value of the assets acquired and liabilities assumed, with impacts on the consolidated financial statements recorded as such. Subsequent to the determination of the preliminary purchase price allocation, the Company recorded a measurement period adjustment based on the updated valuations obtained by decreasing net assets acquired by $63.3 million and decreasing the fair value of the CERs issued by $59.3 million, with the remainder of the offset recorded as a $4.0 million increase to goodwill as reflected in the table below. In addition, the Company recognized $2.8 million of interest from non-credit discounts on acquired assets which was reported as interest income in the consolidated statements of income.

The table below illustrates the aggregate consideration transferred, net assets acquired, and the related goodwill.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Final Purchase Price Allocation
Fair value of net assets acquired	$541,170	$(63,344)	$477,826

Consideration transferred based on the value of Class B shares issued	437,311	—	437,311
Consideration transferred based on the value of OP units issued	20,745	—	20,745
Fair value of CERs issued	84,348	(59,348)	25,000
Total consideration transferred	$542,404	$(59,348)	$483,056

Goodwill	$(1,234)	$(3,996)	$(5,230)

The table above includes contingent consideration in the form of CERs valued at approximately $25.0 million or $0.83 per CER. As of March 31, 2023, the CERs were valued at approximately $16.6 million or $0.55 per CER. See Note 7 for more information about the valuation of the CERs.

As of March 31, 2023, the goodwill recorded in connection with the Mosaic Mergers has been allocated to the SBC Lending and Acquisitions segment.

The following pro-forma income and earnings (unaudited) of the combined company are presented as if the Mosaic Mergers had occurred on January 1, 2023 and January 1, 2022.

	Three Months Ended March 31,
(in thousands)	2023	2022
Selected Financial Data
Interest income	$217,573	$137,466
Interest expense	(160,394)	(63,942)
Recovery of (provision for) loan losses	6,734	(1,542)
Non-interest income	44,098	88,474
Non-interest expense	(70,565)	(75,927)
Income before provision for income taxes	$37,446	$84,529
Income tax expense	(391)	(17,849)
Net income	$37,055	$66,680

Non-recurring pro-forma transaction costs directly attributable to the Mosaic Mergers were $0.1 million and $5.7 million for the three months ended March 31, 2023 and March 31, 2022, respectively, and have been deducted from the non-interest expense amount above. These costs included legal, accounting, valuation, and other professional or consulting fees directly attributable to the Mosaic Mergers.

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

Loan portfolio

The table below summarizes the classification, UPB, and carrying value of loans held by the Company including loans of consolidated VIEs.

	March 31, 2023		December 31, 2022
(in thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Bridge	$1,769,498	$1,774,827	$2,236,333	$2,247,173
Fixed rate	186,158	179,041	182,415	175,285
Construction	479,305	481,558	445,814	448,923
Freddie Mac	10,004	9,896	10,040	9,932
SBA - 7(a)	481,319	499,804	491,532	509,672
Residential	5,146	5,146	4,511	4,511
Other	229,775	233,715	266,702	270,748
Total Loans, before allowance for loan losses	$3,161,205	$3,183,987	$3,637,347	$3,666,244
Allowance for loan losses	$(33,008)	$—	$(61,037)	$—
Total Loans, net	$3,128,197	$3,183,987	$3,576,310	$3,666,244
Loans in consolidated VIEs
Bridge	$5,622,134	$5,656,827	$5,098,539	$5,134,790
Fixed rate	830,071	831,050	856,345	856,914
SBA - 7(a)	58,723	64,567	64,226	70,904
Other	306,015	306,857	322,070	322,975
Total Loans, in consolidated VIEs, before allowance for loan losses	$6,816,943	$6,859,301	$6,341,180	$6,385,583
Allowance for loan losses on loans in consolidated VIEs	$(34,772)	$—	$(29,482)	$—
Total Loans, net, in consolidated VIEs	$6,782,171	$6,859,301	$6,311,698	$6,385,583
Loans, held for sale, at fair value
Fixed rate	$57,962	$68,280	$60,551	$68,280
Freddie Mac	10,146	10,048	13,791	13,611
SBA - 7(a)	43,427	40,589	44,037	41,674
Residential	119,699	118,179	134,642	133,635
Other	5,344	5,206	5,356	4,414
Total Loans, held for sale, at fair value	$236,578	$242,302	$258,377	$261,614
Total Loans, net and Loans, held for sale, at fair value	$10,146,946	$10,285,590	$10,146,385	$10,313,441
Paycheck Protection Program loans
Paycheck Protection Program loans, held-for-investment	$146,211	$153,111	$186,409	$196,222
Paycheck Protection Program loans, held at fair value	346	346	576	576
Total Paycheck Protection Program loans	$146,557	$153,457	$186,985	$196,798
Total Loan portfolio	$10,293,503	$10,439,047	$10,333,370	$10,510,239

Loan vintage and credit quality indicators

The Company monitors the credit quality of its loan portfolio based on primary credit quality indicators, such as delinquency rates. Loans that are 30 days or more past due, provide an indication of the borrower’s capacity and willingness to meet its financial obligations. In the tables below, Total Loans, net includes Loans, net in consolidated VIEs and a specific allowance for loan losses of $15.1 million as of March 31, 2023 and $32.8 million, including $16.0 million of reserves of PCD loans, as of December 31, 2022.

The tables below summarize the classification, UPB and carrying value of loans by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2023	2022	2021	2020	2019	Pre 2019	Total
March 31, 2023
Bridge	$7,431,654	$112,489	$2,978,036	$3,535,656	$332,726	$279,749	$146,648	$7,385,304
Fixed rate	1,010,091	4,013	96,823	153,927	91,774	333,390	332,712	1,012,639
Construction	481,558	27,000	30,372	—	10,000	374,280	37,542	479,194
Freddie Mac	9,896	—	—	3,870	6,134	—	—	10,004
SBA - 7(a)	564,371	19,942	109,391	74,331	36,091	72,863	223,551	536,169
Residential	5,146	519	4,105	156	—	—	366	5,146
Other	540,572	218	5,810	18,647	8,866	45,514	455,498	534,553
Total Loans, before general allowance for loan losses	$10,043,288	$164,181	$3,224,537	$3,786,587	$485,591	$1,105,796	$1,196,317	$9,963,009
General allowance for loan losses								$(52,641)
Total Loans, net								$9,910,368
	UPB	2022	2021	2020	2019	2018	Pre 2018	Total
December 31, 2022
Bridge	$7,381,963	$2,942,695	$3,575,213	$355,647	$288,957	$137,463	$27,971	$7,327,946
Fixed rate	1,032,199	96,897	154,077	92,080	343,500	134,666	213,406	1,034,626
Construction	448,923	27,532	—	10,000	348,622	42,651	—	428,805
Freddie Mac	9,932	—	3,891	6,149	—	—	—	10,040
SBA - 7(a)	580,576	110,549	79,946	36,853	77,449	89,085	158,378	552,260
Residential	4,511	1,719	725	361	422	678	606	4,511
Other	593,723	5,893	17,015	10,393	74,762	13,832	465,635	587,530
Total Loans, before general allowance for loan losses	$10,051,827	$3,185,285	$3,830,867	$511,483	$1,133,712	$418,375	$865,996	$9,945,718
General allowance for loan losses								$(57,710)
Total Loans, net								$9,888,008

The tables below present delinquency information on loans, net by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2023	2022	2021	2020	2019	Pre 2019	Total
March 31, 2023
Current and less than 30 days past due	$9,608,149	$164,181	$3,139,050	$3,752,081	$476,044	$979,327	$1,034,485	$9,545,168
30 - 59 days past due	146,182	—	84,525	972	2,285	50,866	6,065	144,713
60+ days past due	288,957	—	962	33,534	7,262	75,603	155,767	273,128
Total Loans, before general allowance for loan losses	$10,043,288	$164,181	$3,224,537	$3,786,587	$485,591	$1,105,796	$1,196,317	$9,963,009
General allowance for loan losses								$(52,641)
Total Loans, net								$9,910,368
	UPB	2022	2021	2020	2019	2018	Pre 2018	Total
December 31, 2022
Current and less than 30 days past due	$9,666,328	$3,099,822	$3,826,140	$501,168	$1,061,145	$298,208	$810,322	$9,596,805
30 - 59 days past due	111,992	85,403	3,483	1,634	6,654	11,190	1,948	110,312
60+ days past due	273,507	60	1,244	8,681	65,913	108,977	53,726	238,601
Total Loans, before general allowance for loan losses	$10,051,827	$3,185,285	$3,830,867	$511,483	$1,133,712	$418,375	$865,996	$9,945,718
General allowance for loan losses								$(57,710)
Total Loans, net								$9,888,008

The table below presents the gross write-offs recorded in the current period for loans by year of origination.

(in thousands)	Three Months Ended March 31, 2023
2023	$—
2022	123
2021	140
2020	176
2019	—
Pre-2019	17,783
Total	$18,222

The table below presents delinquency information on loans, net by portfolio.

(in thousands)	Current	30-59 days past due	60+ days past due	Total	Non-Accrual Loans	90+ days past due and Accruing
March 31, 2023
Bridge	$7,088,912	$127,728	$168,664	$7,385,304	$136,485	$—
Fixed rate	984,724	5,294	22,621	1,012,639	18,614	—
Construction	428,035	—	51,159	479,194	51,160	—
Freddie Mac	6,911	—	3,093	10,004	3,093	—
SBA - 7(a)	524,987	8,621	2,561	536,169	15,277	—
Residential	3,896	—	1,250	5,146	1,250	—
Other	507,703	3,070	23,780	534,553	25,803	—
Total Loans, before general allowance for loan losses	$9,545,168	$144,713	$273,128	$9,963,009	$251,682	$—
General allowance for loan losses				$(52,641)
Total Loans, net				$9,910,368
Percentage of loans outstanding	95.8%	1.5%	2.7%	100%	2.5%	0.0%
December 31, 2022
Bridge	$7,120,162	$94,823	$112,961	$7,327,946	$113,360	$—
Fixed rate	993,832	8,101	32,693	1,034,626	28,719	—
Construction	372,812	—	55,993	428,805	55,993	—
Freddie Mac	6,947	—	3,093	10,040	3,093	—
SBA - 7(a)	541,378	6,690	4,192	552,260	12,790	—
Residential	2,871	—	1,640	4,511	1,306	—
Other	558,803	698	28,029	587,530	27,544	—
Total Loans, before general allowance for loan losses	$9,596,805	$110,312	$238,601	$9,945,718	$242,805	$—
General allowance for loan losses				$(57,710)
Total Loans, net				$9,888,008
Percentage of loans outstanding	96.5%	1.1%	2.4%	100%	2.4%	0.0%

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

The table below presents quantitative information on the credit quality of loans, net.

	LTV(1)
(in thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
March 31, 2023
Bridge	$736	$99,589	$694,857	$6,423,805	$143,403	$22,914	$7,385,304
Fixed rate	8,499	30,350	431,044	526,064	11,180	5,502	1,012,639
Construction	10,946	14,262	53,742	375,827	24,417	—	479,194
Freddie Mac	—	—	3,041	6,963	—	—	10,004
SBA - 7(a)	7,057	45,868	90,306	178,384	82,289	132,265	536,169
Residential	—	921	630	973	1,816	806	5,146
Other	142,134	183,413	117,651	68,513	17,810	5,032	534,553
Total Loans, before general allowance for loan losses	$169,372	$374,403	$1,391,271	$7,580,529	$280,915	$166,519	$9,963,009
General allowance for loan losses							$(52,641)
Total Loans, net							$9,910,368
Percentage of loans outstanding	1.7%	3.7%	14.0%	76.1%	2.8%	1.7%
December 31, 2022
Bridge	$717	$104,606	$700,835	$6,331,353	$167,521	$22,914	$7,327,946
Fixed rate	9,102	35,459	386,040	578,456	17,056	8,513	1,034,626
Construction	10,817	12,910	26,387	349,085	24,142	5,464	428,805
Freddie Mac	—	—	3,056	6,984	—	—	10,040
SBA - 7(a)	7,275	45,366	92,592	189,733	78,577	138,717	552,260
Residential	—	934	300	901	1,716	660	4,511
Other	173,720	214,370	115,934	70,124	8,153	5,229	587,530
Total Loans, before general allowance for loan losses	$201,631	$413,645	$1,325,144	$7,526,636	$297,165	$181,497	$9,945,718
General allowance for loan losses							$(57,710)
Total Loans, net							$9,888,008
Percentage of loans outstanding	2.0%	4.2%	13.3%	75.7%	3.0%	1.8%
(1) LTV is calculated using carrying amount as a percentage of current collateral value

The table below presents the geographic concentration of loans, net, secured by real estate.

Geographic Concentration (% of UPB)	March 31, 2023	December 31, 2022
Texas	20.0%	20.1%
California	11.3	11.1
Georgia	7.5	7.6
Arizona	6.4	6.8
Florida	6.4	6.3
New York	5.1	5.5
Oregon	4.6	4.4
North Carolina	4.3	4.2
Illinois	4.0	3.9
Ohio	3.2	3.2
Other	27.2	26.9
Total	100.0%	100.0%

The table below presents the collateral type concentration of loans, net.

Collateral Concentration (% of UPB)	March 31, 2023	December 31, 2022
Multi-family	67.6%	67.0%
Mixed Use	8.2	8.1
SBA	5.6	5.8
Retail	5.1	5.5
Industrial	5.1	5.0
Office	4.9	4.9
Lodging/Residential	1.6	1.6
Other	1.9	2.1
Total	100.0%	100.0%

The table below presents the collateral type concentration of SBA loans within loans, net.

Collateral Concentration (% of UPB)	March 31, 2023	December 31, 2022
Lodging	22.8%	14.6%
Offices of Physicians	8.0	7.5
Gasoline Service Stations	7.8	2.5
Eating Places	6.9	3.7
Child Day Care Services	6.6	5.7
General Freight Trucking, Local	2.5	2.5
Veterinarians	1.7	1.6
Grocery Stores	1.7	1.6
Funeral Service & Crematories	1.3	1.2
Coin-Operated Laundries and Drycleaners	1.0	0.8
Other	39.7	58.3
Total	100.0%	100.0%

Allowance for credit losses

The allowance for credit losses consists of the allowance for losses on loans and lending commitments accounted for at amortized cost. Such loans and lending commitments are reviewed quarterly considering credit quality indicators, including probable and historical losses, collateral values, LTV ratios, and economic conditions.

The table below presents the allowance for loan losses by loan product and impairment methodology.

(in thousands)	Bridge	Fixed Rate	Construction	SBA - 7(a)	Residential	Other	Total Allowance for loan losses
March 31, 2023
General	$33,991	$5,495	$262	$11,237	$—	$1,656	$52,641
Specific	6,328	3,590	111	3,873	—	1,237	15,139
Ending balance	$40,319	$9,085	$373	$15,110	$—	$2,893	$67,780
December 31, 2022
General	$42,979	$2,397	$325	$10,801	$—	$1,208	$57,710
Specific	6,926	4,134	1,037	3,498	—	1,242	16,837
PCD	—	—	15,972	—	—	—	15,972
Ending balance	$49,905	$6,531	$17,334	$14,299	$—	$2,450	$90,519

The table below presents a summary of the changes in the allowance for loan losses.

(in thousands)	Bridge	Fixed Rate	Construction	SBA - 7(a)	Residential	Other	Total Allowance for loan losses
Three Months Ended March 31, 2023
Beginning balance	$49,905	$6,531	$17,334	$14,299	$—	$2,450	$90,519
Provision for (recoveries of) loan losses	(8,975)	2,654	(63)	1,395	—	443	(4,546)
Charge-offs and sales	(611)	(100)	(16,898)	(613)	—	—	(18,222)
Recoveries	—	—	—	29	—	—	29
Ending balance	$40,319	$9,085	$373	$15,110	$—	$2,893	$67,780
Three Months Ended March 31, 2022
Beginning balance	$19,519	$6,861	$—	$12,180	$60	$6,757	$45,377
Provision for (recoveries of) loan losses	359	(337)	323	1,272	—	(376)	1,241
PCD	—	—	5,000	—	—	—	5,000
Charge-offs and sales	—	—	—	(173)	—	—	(173)
Recoveries	—	—	—	(46)	—	(155)	(201)
Ending balance	$19,878	$6,524	$5,323	$13,233	$60	$6,226	$51,244

The table above excludes $1.6 million and $0.6 million of allowance for loan losses on unfunded lending commitments as of March 31, 2023 and March 31, 2022, respectively. Refer to Note 3 – Summary of Significant Accounting Policies for more information on accounting policies, methodologies and judgment applied to determine the allowance for loan losses and lending commitments.

Non-accrual loans

A loan is placed on nonaccrual status when it is probable that principal and interest will not be collected under the original contractual terms. At that time, interest income is no longer accrued.

The table below presents information on non-accrual loans.

(in thousands)	March 31, 2023	December 31, 2022
Non-accrual loans
With an allowance	$180,986	$197,101
Without an allowance	70,696	45,704
Total recorded carrying value of non-accrual loans	$251,682	$242,805
Allowance for loan losses related to non-accrual loans	$(15,027)	$(32,809)
UPB of non-accrual loans	$269,346	$278,401

	March 31, 2023	March 31, 2022
Interest income on non-accrual loans for the three months ended	$818	$46

PCD loans

The Company did not acquire any PCD loans during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company acquired $22.0 million of credit deteriorated loans in connection with the Mosaic Mergers.

Loan modifications made to borrowers experiencing financial difficulty

In certain situations, the Company may provide loan modifications to borrowers experiencing financial difficulty. These modifications may include interest rate reductions, principal forgiveness, term extensions, and other-than-insignificant payment delay intended to minimize the Company's economic loss and to avoid foreclosure or repossession of collateral.

The table below presents loan modifications made to borrowers experiencing financial difficulty.

	Three Months Ended March 31, 2023
(in thousands)	Carrying Value	% of Total Carrying Value of Loans, net	Financial Effect
SBC loans modified during the period ended
Term extension	$23,356	0.24%	1 year added to the weighted average life of the loans
Other-than-insignificant payment delay	117	0.00	31 months of payment deferral
Combination - Term extension and other-than-insignificant payment delay	26,742	0.27	12 months of payment deferral and 1.5 years added to the weighted average life of the loan
SBA loans modified during the period ended
Term extension	$10	0.00%	8.7 years added to the weighted average life of the loans
Other-than-insignificant payment delay	659	0.01	6 months of payment deferral

The Company monitors the performance of loans modified to borrowers experiencing financial difficulty. The table below presents the performance of loans that have been modified in the last 12 months to borrowers experiencing financial difficulty. The Company considers loans that are 30 days past due to be in payment default.

	Three Months Ended March 31, 2023
(in thousands)	Current	30-59 days past due	60+ days past due	Total
SBC
Term extension	$23,356	$—	$—	$23,356
Other-than-insignificant payment delay	117	—	—	117
Combination - Term extension and other-than-insignificant payment delay	—	—	26,742	26,742
SBA
Term extension	$10	$—	$—	$10
Other-than-insignificant payment delay	659	—	—	659

As of March 31, 2023, the Company did not have any lending commitments to borrowers experiencing financial difficulty for which the Company has modified the loan terms.

The Company's allowance for loan losses reflects our estimate of expected life-time loan losses, which considers historical loan losses including losses from modified loans to borrowers experiencing financial difficulty. The Company continues to estimate the allowance for loan losses after modification using loan-specific inputs.

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

Liabilities recognized in relation to mergers and acquisitions that are accounted for as contingent consideration are classified as Level 3 in the fair value hierarchy with fair value adjustments reported within other income (loss) in the consolidated statements of income. Contingent consideration also consists of CERs. Pursuant to the CER agreement, if, as of the revaluation date, the sum of the updated fair value of the acquired portfolio less all advances made on such assets, plus all principal payments, return of capital and liquidation proceeds received on such assets exceeds the initial discounted fair value of the acquired portfolio, then the Company will issue to the CER holders, with respect to each CER, a number of shares of common stock equal to 90% of the lesser of the valuation excess and the discount amount, divided by the number of initially issued CERs divided by the Company share value, with cash being paid in lieu of any fractional shares of common stock otherwise due to such holder. In addition, each CER holder will be entitled to receive a number of additional shares of common stock equal to (i) the amount of any dividends or other distributions paid with respect to the number of whole shares of common stock received by such CER holder in respect of such holder’s CERs and having a record date on or after the closing of the Mosaic Mergers and a payment date prior to the issuance date of such shares of common stock, divided by (ii) the Company share value. The probability-weighted expected return method (“PWERM”) was utilized to estimate the return of capital and liquidation proceeds of the acquired asset portfolio, considering each possible outcome, including the economic and projected performance of each acquired asset, using a probability of 65%-100% return of capital. The discounted cashflow technique was utilized by the Company to assess the updated value of the acquired portfolio as of the revaluation date. The fair value of dividend distributions to the CER holders was determined using a Monte Carlo simulation model which considers various potential results based on the CER payments, volatility of the Company’s share value and projected dividend distributions. Subsequent to the determination of the preliminary purchase price allocation, based on updated valuations obtained, the Company recorded a measurement period adjustment of $59.3 million to decrease the fair value of the CERs in connection with the Mosaic Mergers. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Mosaic Mergers.

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

The table below presents financial instruments carried at fair value on a recurring basis.

(in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2023
Assets:
Money market funds (a)	$18,917	$—	$—	$18,917
Loans, held for sale, at fair value	—	178,248	58,330	236,578
Loans, net, at fair value	—	—	9,859	9,859
Paycheck Protection Program loans	—	346	—	346
MBS, at fair value	—	32,607	—	32,607
Derivative instruments, at fair value	—	11,794	1,979	13,773
Residential MSRs, at fair value	—	—	188,985	188,985
Investment in unconsolidated joint ventures	—	—	7,913	7,913
Preferred equity investment (b)	—	—	108,423	108,423
Total assets	$18,917	$222,995	$375,489	$617,401

Liabilities:
Derivative instruments, at fair value	$—	$2,639	$—	$2,639
Contingent consideration	—	—	16,636	16,636
Total liabilities	$—	$2,639	$16,636	$19,275
December 31, 2022
Assets:
Money market funds (a)	$44,611	$—	$—	$44,611
Loans, held for sale, at fair value	—	197,453	60,924	258,377
Loans, net, at fair value	—	—	9,786	9,786
Paycheck Protection Program loans	—	576	—	576
MBS, at fair value	—	32,041	—	32,041
Derivative instruments, at fair value	—	12,846	117	12,963
Residential MSRs, at fair value	—	—	192,203	192,203
Investment in unconsolidated joint ventures	—	—	8,094	8,094
Preferred equity investment (b)	—	—	108,423	108,423
Total assets	$44,611	$242,916	$379,547	$667,074

Liabilities:
Derivative instruments, at fair value	$—	$1,586	$—	$1,586
Contingent consideration	—	—	28,500	28,500
Total liabilities	$—	$1,586	$28,500	$30,086
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

(in thousands)	Fair Value	Predominant Valuation Technique (a)	Type	Range	Weighted Average
March 31, 2023
Residential MSRs, at fair value	$188,985	Income Approach	Forward prepayment rate | Discount rate | Servicing expense	(b)	(b)
Investment in unconsolidated joint ventures	$7,913	Income Approach	Discount rate	9.0%	9.0%
Derivative instruments, at fair value	$1,979	Market Approach	Origination pull-through rate | Servicing Fee Multiple | Percentage of unpaid principal balance	53.88% - 100% | 0.07 - 6.7% | 0.02 - 2.9%	80% | 4.3% | 1.5%
Preferred equity investment	$108,423	Income Approach	Discount rate	10.5%	10.5%
Contingent consideration- Mosaic CER dividends	$(4,003)	Monte Carlo Simulation Model	Equity volatility | Discount rate	1.89% | 11.54%	1.89% | 11.54%
Contingent consideration- Mosaic CER units	$(12,633)	Income approach and PWERM Model	Revaluation discount rate | Discount rate	12% | 11.54%	12% | 11.54%
December 31, 2022
Residential MSRs, at fair value	$192,203	Income Approach	Forward prepayment rate | Discount rate | Servicing expense	(b)	(b)
Investment in unconsolidated joint ventures	$8,094	Income Approach	Discount rate	9.0%	9.0%
Derivative instruments, at fair value	$117	Market Approach	Origination pull-through rate | Servicing Fee Multiple | Percentage of unpaid principal balance	53.9% - 100% | 2.0 - 7.2% | 0.5 - 3.2%	83% | 4.7% | 1.6%
Preferred equity investment	$108,423	Income Approach	Discount rate	10.5%	10.5%
Contingent consideration- Mosaic CER dividends	$(4,587)	Monte Carlo Simulation Model	Equity volatility | Discount rate	35.0% | 11.9%	35.0% | 11.9%
Contingent consideration- Mosaic CER units	$(14,913)	Income approach and PWERM Model	Revaluation discount rate | Discount rate	12.0% | 11.9%	12.0% | 11.9%
(a) Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class.
(b) Refer to Note 9 - Servicing Rights for more information on residential MSRs unobservable inputs.

Included within Level 3 assets of $375.5 million as of March 31, 2023 and $379.5 million as of December 31, 2022, is $68.2 million and $70.7 million, respectively, of quoted or transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value. Included within Level 3 liabilities of $28.5 million as of December 31, 2022, is $9.0 million of quoted or transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value.

The table below presents a summary of changes in fair value for Level 3 assets and liabilities.

(in thousands)	MBS	Derivatives	Loans, net	Loans, held for sale, at fair value	Investments held to maturity	PPP loans	Residential MSRs	Investment in unconsolidated joint ventures	Contingent consideration	Preferred Equity investments	Total
Three Months Ended March 31, 2023
Beginning Balance	$—	$117	$9,786	$60,924	$—	$—	$192,203	$8,094	$(28,500)	$108,423	$351,047
Additions due to loans sold, servicing retained	—	—	—	—	—	—	4,593	—	—	—	4,593
Sales / Principal payments	—	—	—	(11)	—	—	(1,718)	—	9,000	—	7,271
Unrealized gains (losses), net	—	1,862	73	(2,583)	—	—	(6,093)	(181)	2,864	—	(4,058)
Ending Balance	$—	$1,979	$9,859	$58,330	$—	$—	$188,985	$7,913	$(16,636)	$108,423	$358,853

Three Months Ended March 31, 2022
Beginning Balance	$1,581	$2,339	$10,766	$231,865	$—	$3,243	$120,142	$8,894	$(16,400)	$—	$362,430
Purchases or Originations	—	—	—	17,570	—	—	—	—	—	—	17,570
Additions due to loans sold, servicing retained	—	—	—	—	—	—	10,506	—	—	—	10,506
Sales / Principal payments	—	—	—	(32,594)	—	(1,400)	(3,412)	—	9,000	—	(28,406)
Realized gains (losses), net	—	—	—	(786)	—	—	—	—	—	—	(786)
Unrealized gains (losses), net	44	(4,955)	(44)	(10,760)	—	—	32,598	(284)	(400)	—	16,199
Merger	—	—	—	—	17,053	—	—	—	(84,348)	—	(67,295)
Transfer to (from) Level 3	5,389	—	—	(1,337)	—	(1,843)	—	—	—	—	2,209
Ending Balance	$7,014	$(2,616)	$10,722	$203,958	$17,053	$—	$159,834	$8,610	$(92,148)	$—	$312,427

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

	March 31, 2023		December 31, 2022
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Loans, net	$9,900,509	$9,680,701	$9,878,222	$9,610,412
Paycheck Protection Program loans	146,211	146,211	186,409	196,222
Investments held to maturity	3,306	3,320	3,306	3,306
Purchased future receivables, net	10,568	10,568	8,246	8,246
Servicing rights	89,951	95,620	87,117	91,698
Total assets	$10,150,545	$9,936,420	$10,163,300	$9,909,884
Liabilities:
Secured borrowings	$2,484,902	$2,484,902	$2,846,293	$2,846,293
Paycheck Protection Program Liquidity Facility borrowings	169,596	169,596	201,011	201,011
Securitized debt obligations of consolidated VIEs, net	5,300,967	5,105,516	4,903,350	4,748,291
Senior secured note, net	343,798	309,043	343,355	312,975
Guaranteed loan financing	238,948	248,635	264,889	275,316
Convertible notes, net	114,689	114,104	114,397	113,823
Corporate debt, net	663,623	612,396	662,665	614,744
Total liabilities	$9,316,523	$9,044,192	$9,335,960	$9,112,453

Other assets of $63.9 million as of March 31, 2023 and $59.0 million as of December 31, 2022, are not carried at fair value and include due from servicers and accrued interest, which are presented in Note 19 – Other Assets and Other Liabilities. Receivables from third parties of $21.0 million as of March 31, 2023 and $15.1 million as of December 31, 2022, are not carried at fair value but generally approximates fair value and are classified as Level 3. Accounts payable and other accrued liabilities of $47.1 million as of March 31, 2023 and $42.6 million as of December 31, 2022 are not carried at fair value and include payables to related parties and accrued interest payable which are included in Note 19. For these instruments, carrying value generally approximates fair value and are classified as Level 3.

Note 8. Investments held to maturity

The table below presents information about investments held to maturity as of March 31, 2023 and December 31, 2022.

	Weighted
	Average			Gross	Gross
	Interest	Amortized		Unrealized	Unrealized
(in thousands)	Rate (a)	Cost	Fair Value	Gains	Losses
March 31, 2023
Less than one year	12.0%	$306	$306	$—	$—
Construction preferred equities	12.0%	$306	$306	$—	$—
One to five years	10.0%	$3,000	$3,000	$—	$—
Multi-family preferred equities	10.0%	$3,000	$3,000	$—	$—
Total investments held to maturity	10.3%	$3,306	$3,306	$—	$—
December 31, 2022
Less than one year	12.0%	$306	$306	$—	$—
Construction preferred equities	12.0%	$306	$306	$—	$—
One to five years	10.0%	$3,000	$3,000	$—	$—
Multi-family preferred equities	10.0%	$3,000	$3,000	$—	$—
Total investments held to maturity	10.3%	$3,306	$3,306	$—	$—
(a) Weighted based on current principal balance

Provision for credit losses on held to maturity securities was not material for the three months ended March 31, 2023 or March 31, 2022.

Subsequent to the determination of the preliminary purchase price allocation, based on updated valuations obtained, the Company recorded a measurement period adjustment of $3.7 million to decrease the value of investments held to maturity in connection with the Mosaic Mergers. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Mosaic Mergers.

Note 9. Servicing rights

The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The Company’s servicing fees are specified by pooling and servicing agreements.

The table below presents information about servicing rights.

	Three Months Ended March 31,
(in thousands)	2023	2022
SBA servicing rights, at amortized cost
Beginning net carrying amount	$19,756	$22,157
Additions due to loans sold, servicing retained	1,512	1,734
Amortization	(835)	(949)
Recovery (impairment)	1,607	(51)
Ending net carrying amount	$22,040	$22,891
Multi-family servicing rights, at amortized cost
Beginning net carrying amount	$67,361	$62,300
Additions due to loans sold, servicing retained	3,081	1,463
Amortization	(2,531)	(2,345)
Ending net carrying amount	$67,911	$61,418
Total servicing rights, at amortized cost	$89,951	$84,309
Residential MSRs, at fair value
Beginning net carrying amount	$192,203	$120,142
Additions due to loans sold, servicing retained	4,593	10,506
Loan pay-offs	(1,718)	(3,412)
Unrealized gains (losses)	(6,093)	32,598
Ending fair value amount	$188,985	$159,834
Total servicing rights	$278,936	$244,143

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

The table below presents additional information about SBA and multi-family servicing rights.

	As of March 31, 2023		As of December 31, 2022
(in thousands)	UPB	Carrying Value	UPB	Carrying Value
SBA	$1,051,612	$22,040	$1,019,770	$19,756
Multi-family	4,999,057	67,911	4,839,028	67,361
Total	$6,050,669	$89,951	$5,858,798	$87,117

The table below presents significant assumptions used in the estimated valuation of SBA and multi-family servicing rights carried at amortized cost.

	March 31, 2023				December 31, 2022
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA servicing rights
Forward prepayment rate	10.1	-	21.9%	10.5%	10.2	-	21.6%	10.6%
Forward default rate	0.0	-	9.9%	9.2%	0.0	-	10.0%	9.2%
Discount rate	15.4	-	23.5%	15.8%	18.0	-	31.4%	18.7%
Servicing expense	0.4	-	0.4%	0.4%	0.4	-	0.4%	0.4%

Multi-family servicing rights
Forward prepayment rate	0.0	-	7.5%	3.5%	0.0	-	7.2%	3.5%
Forward default rate	0.0	-	1.1%	0.8%	0.0	-	1.1%	0.8%
Discount rate	6.0	-	6.0%	6.0%	6.0	-	6.0%	6.0%
Servicing expense	0.0	-	0.8%	0.1%	0.0	-	0.8%	0.1%

Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The table below presents the possible impact of 10% and 20% adverse changes to key assumptions on SBA and multi-family servicing rights.

(in thousands)	March 31, 2023	December 31, 2022
SBA servicing rights
Forward prepayment rate
Impact of 10% adverse change	$(689)	$(578)
Impact of 20% adverse change	$(1,339)	$(1,125)
Default rate
Impact of 10% adverse change	$(145)	$(125)
Impact of 20% adverse change	$(289)	$(249)
Discount rate
Impact of 10% adverse change	$(897)	$(861)
Impact of 20% adverse change	$(1,717)	$(1,642)
Servicing expense
Impact of 10% adverse change	$(1,373)	$(1,228)
Impact of 20% adverse change	$(2,746)	$(2,455)
Multi-family servicing rights
Forward prepayment rate
Impact of 10% adverse change	$(265)	$(271)
Impact of 20% adverse change	$(525)	$(537)
Default rate
Impact of 10% adverse change	$(21)	$(22)
Impact of 20% adverse change	$(42)	$(44)
Discount rate
Impact of 10% adverse change	$(2,104)	$(2,057)
Impact of 20% adverse change	$(4,102)	$(4,012)
Servicing expense
Impact of 10% adverse change	$(2,632)	$(2,685)
Impact of 20% adverse change	$(5,264)	$(5,370)

The table below presents estimated future amortization expense for SBA and multi-family servicing rights.

(in thousands)	March 31, 2023
2023	$10,538
2024	12,231
2025	10,913
2026	9,672
2027	8,618
Thereafter	37,979
Total	$89,951

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

The table below presents additional information about residential MSRs carried at fair value.

	March 31, 2023		December 31, 2022
(in thousands)	UPB	Fair Value	UPB	Fair Value
Fannie Mae	$4,539,967	$64,188	$4,492,990	$64,914
Freddie Mac	4,508,391	66,998	4,499,992	68,208
Ginnie Mae	3,108,122	57,799	3,085,038	59,081
Total	$12,156,480	$188,985	$12,078,020	$192,203

The table below presents significant assumptions used in the valuation of residential MSRs carried at fair value.

	March 31, 2023				December 31, 2022
	Range of input values			Weighted Average	Range of input values			Weighted Average
Residential MSRs
Forward prepayment rate	5.8	-	17.9%	7.0%	6.0	-	21.5%	6.3%
Discount rate	9.5	-	13.8%	10.1%	9.5	-	12.0%	10.1%
Servicing expense	$70	-	$95	$74	$70	-	$85	$74

Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The table below presents the possible impact of 10% and 20% adverse changes to key assumptions on the fair value of residential MSRs.

(in thousands)	March 31, 2023	December 31, 2022
Residential MSRs
Prepayment rate
Impact of 10% adverse change	$(5,556)	$(5,620)
Impact of 20% adverse change	$(10,817)	$(10,948)
Discount rate
Impact of 10% adverse change	$(8,620)	$(8,906)
Impact of 20% adverse change	$(16,527)	$(17,066)
Servicing expense
Impact of 10% adverse change	$(2,692)	$(2,689)
Impact of 20% adverse change	$(5,385)	$(5,378)

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

The table below presents the components of residential mortgage banking activities and associated variable expenses.

	Three Months Ended March 31,
(in thousands)	2023	2022
Realized and unrealized gain (loss) of residential mortgage loans held for sale, at fair value	$2,891	$(5,087)
Creation of new MSRs, net of payoffs	2,875	7,094
Loan origination fee income on residential mortgage loans	2,526	4,110
Unrealized gain on IRLCs and other derivatives	877	2,307
Residential mortgage banking activities	$9,169	$8,424

Variable expenses on residential mortgage banking activities	$(5,485)	$(979)

Note 11. Secured borrowings

The table below presents certain characteristics of secured borrowings.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	March 31, 2023	December 31, 2022
3	SBA loans	October 2023 – March 2025	SOFR + 2.875% Prime - 0.55%	$250,000	$235,036	$162,839	$160,903
2	SBC loans - USD	June 2023 – February 2024	1 ML + 7.00% SOFR + 1.35%	360,000	360,009	109,336	111,966
1	SBC loans - Non-USD (4)	June 2026	SONIA + 3.25%	123,370	50,716	36,317	61,596
5	Residential loans	May 2023 – November 2023	Variable Pricing	440,000	122,850	118,641	132,658
1	Residential MSRs	February 2026	SOFR + 3.00%	120,000	131,185	97,881	49,900
1	Purchased future receivables	October 2023	1 ML + 4.50%	50,000	—	—	—
Total borrowings under credit facilities and other financing agreements				$1,343,370	$899,796	$525,014	$517,023
7	SBC loans	November 2023 – March 2026	1 MT + 2.00% SOFR + 2.46%	$3,870,500	$1,920,195	$1,527,847	$1,905,358
1	SBC loans - Non-USD (4)	January 2024	EURIBOR + 3.00%	216,780	46,724	39,174	—
6	MBS	April 2023 – August 2023	6.93%	392,867	773,823	392,867	423,912
Total borrowings under repurchase agreements				$4,480,147	$2,740,742	$1,959,888	$2,329,270
Total secured borrowings				$5,823,517	$3,640,538	$2,484,902	$2,846,293

(1) Represents the total number of facility lenders.

(2) Current maturity does not reflect extension options available beyond original commitment terms.

(3) Asset class pricing is determined using an index rate plus a weighted average spread.

(4) Non-USD denominated credit facilities and repurchase agreements have been converted into USD for purposes of this disclosure.

In the table above, the agreements governing secured borrowings require maintenance of certain financial and debt covenants. As of both March 31, 2023 and December 31, 2022, certain financing counterparties covenants calculations were amended to exclude the PPPLF from certain covenant calculations. As of both March 31, 2023 and December 31, 2022 the Company was in compliance with all debt and financial covenants.

The table below presents the carrying value of collateral pledged with respect to secured borrowings outstanding.

	Pledged Assets Carrying Value
(in thousands)	March 31, 2023	December 31, 2022
Collateral pledged - borrowings under credit facilities and other financing agreements
Loans, held for sale, at fair value	$136,181	$146,721
Loans, net	632,430	630,910
MSRs	131,185	133,122
Total	$899,796	$910,753
Collateral pledged - borrowings under repurchase agreements
Loans, net	$1,940,993	$2,496,880
MBS	26,219	27,015
Retained interest in assets of consolidated VIEs	747,604	753,099
Loans, held for sale, at fair value	20,428	60,551
Loans, held at fair value	4,007	3,974
Real estate acquired in settlement of loans	1,491	1,491
Total	$2,740,742	$3,343,010
Total collateral pledged on secured borrowings	$3,640,538	$4,253,763

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

Convertible notes, net

On August 9, 2017, the Company closed an underwritten public sale of $115.0 million aggregate principal amount of its 7.00% convertible senior notes due 2023 (“Convertible Notes”). As of March 31, 2023, the conversion rate was 1.6548 shares of common stock per $25 principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $15.11 per share of common stock. Upon conversion, holders will receive, at the Company's discretion, cash, shares of the Company's common stock or a combination thereof.

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

As of March 31, 2023, the Company was in compliance with all covenants with respect to the Convertible Notes.

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

As of March 31, 2023, the Company was in compliance with all covenants with respect to Corporate debt.

The Debt ATM Agreement

On May 20, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”), pursuant to which it may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and the Company. No such sales through the Debt ATM Program were made during the three months ended March 31, 2023.

The table below presents information about senior secured notes, convertible notes and corporate debt.

(in thousands)	Coupon Rate	Maturity Date	March 31, 2023
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Unamortized deferred financing costs - Senior secured notes			(6,202)
Total Senior secured notes, net			$343,798
Convertible notes principal amount (2)	7.00%	8/15/2023	115,000
Unamortized discount - Convertible notes (3)			(77)
Unamortized deferred financing costs - Convertible notes			(234)
Total Convertible notes, net			$114,689
Corporate debt principal amount(4)	5.50%	12/30/2028	110,000
Corporate debt principal amount(5)	6.20%	7/30/2026	104,613
Corporate debt principal amount(5)	5.75%	2/15/2026	206,270
Corporate debt principal amount(6)	6.125%	4/30/2025	120,000
Corporate debt principal amount(7)	7.375%	7/31/2027	100,000
Unamortized discount - corporate debt			(9,141)
Unamortized deferred financing costs - corporate debt			(4,369)
Junior subordinated notes principal amount(8)	3ML + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(9)	3ML + 3.10%	4/30/2035	21,250
Total corporate debt, net			$663,623
Total carrying amount of debt			$1,122,110
Total carrying amount of conversion option of equity components recorded in equity			$77
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
(8) Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(9) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.

The table below presents the contractual maturities for senior secured notes, convertible notes, and corporate debt.

(in thousands)	March 31, 2023
2023	$115,000
2024	—
2025	120,000
2026	660,883
2027	100,000
Thereafter	146,250
Total contractual amounts	$1,142,133
Unamortized deferred financing costs, discounts, and premiums, net	(20,023)
Total carrying amount of debt	$1,122,110

Note 13. Guaranteed loan financing

Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment in the consolidated balance sheets and the portion sold is recorded as guaranteed loan financing in the liabilities section of the consolidated balance sheets. For these partial loan sales, the interest earned on the entire loan balance is recorded as interest income and the interest earned by the buyer in the partial loan sale is recorded within interest expense in the accompanying consolidated statements of income. Guaranteed loan financings are secured by loans of $239.6 million and $265.6 million as of March 31, 2023 and December 31, 2022, respectively.

The table below presents guaranteed loan financing and the related interest rates and maturity dates.

	Weighted Average	Range of	Range of
(in thousands)	Interest Rate	Interest Rates	Maturities (Years)	Ending Balance
March 31, 2023	7.87%	1.45-9.25%	2023-2046	$238,948
December 31, 2022	6.68%	1.45-8.50%	2023-2046	$264,889

The table below presents the contractual maturities of guaranteed loan financing.

g
(in thousands)	March 31, 2023
2023	$149
2024	859
2025	1,136
2026	3,881
2027	11,475
Thereafter	221,448
Total	$238,948

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

The table below presents additional information on the Company’s securitized debt obligations.

	March 31, 2023			December 31, 2022
	Current		Weighted	Current		Weighted
	Principal	Carrying	Average	Principal	Carrying	Average
(in thousands)	Balance	value	Interest Rate	Balance	value	Interest Rate
ReadyCap Lending Small Business Trust 2019-2	$43,189	$42,804	7.0%	$49,031	$48,518	4.0%
Sutherland Commercial Mortgage Trust 2017-SBC6	5,386	5,296	5.0	7,386	7,273	4.3
Sutherland Commercial Mortgage Trust 2019-SBC8	116,818	115,053	2.9	120,916	119,072	2.9
Sutherland Commercial Mortgage Trust 2021-SBC10	102,608	101,062	1.6	109,622	107,969	1.6
ReadyCap Commercial Mortgage Trust 2015-2	2,167	1,926	5.2	2,726	2,442	5.1
ReadyCap Commercial Mortgage Trust 2016-3	11,732	11,603	5.1	11,950	11,787	5.1
ReadyCap Commercial Mortgage Trust 2018-4	53,380	52,432	4.7	58,838	57,857	4.3
ReadyCap Commercial Mortgage Trust 2019-5	105,388	103,220	4.6	111,184	108,859	4.5
ReadyCap Commercial Mortgage Trust 2019-6	204,357	202,040	3.4	209,930	207,464	3.3
ReadyCap Commercial Mortgage Trust 2022-7	193,041	190,145	4.1	197,498	194,456	4.2
Ready Capital Mortgage Financing 2019-FL3	59,508	59,508	6.8	59,508	59,508	3.5
Ready Capital Mortgage Financing 2020-FL4	188,928	188,881	8.0	192,419	192,213	4.8
Ready Capital Mortgage Financing 2021-FL5	377,996	376,512	6.0	415,166	413,101	3.1
Ready Capital Mortgage Financing 2021-FL6	498,855	495,345	5.8	502,220	497,891	2.9
Ready Capital Mortgage Financing 2021-FL7	743,848	739,197	6.1	743,848	738,246	3.2
Ready Capital Mortgage Financing 2022-FL8	913,675	907,341	6.3	913,675	906,307	3.7
Ready Capital Mortgage Financing 2022-FL9	588,202	581,453	7.6	587,722	579,823	5.9
Ready Capital Mortgage Financing 2022-FL10	651,910	644,030	7.3	651,460	642,578	7.9
Ready Capital Mortgage Financing 2023-FL11	482,312	475,467	7.7	—	—	—
Total	$5,343,300	$5,293,315	6.3%	$4,945,099	$4,895,364	4.3%

The table above excludes non-company sponsored securitized debt obligations of $7.7 million and $8.0 million that are consolidated in the consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.

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

Consolidated VIEs. The Company consolidates variable interests held in an acquired joint venture investment for which it is the primary beneficiary. The equity held by the remaining owners and their portions of net income (loss) are reflected in stockholders’ equity on the consolidated balance sheets as Non-controlling interests and in the consolidated statements of income as Net income attributable to noncontrolling interests, respectively. As of March 31, 2023, the Company’s financial results on joint venture investments identified as consolidated VIEs were not material.

Assets and liabilities of consolidated VIEs

The table below presents assets and liabilities of consolidated VIEs.

(in thousands)	March 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$10,401	$997
Restricted cash	75,479	77,062
Loans, net	6,782,171	6,311,698
Preferred equity investment	108,423	108,423
Other assets	78,387	54,580
Total assets	$7,054,861	$6,552,760
Liabilities:
Securitized debt obligations of consolidated VIEs, net	5,300,967	4,903,350
Due to third parties	3,441	3,727
Total liabilities	$5,304,408	$4,907,077

Assets of unconsolidated VIEs

The table below reflects variable interests in identified VIEs for which the Company is not the primary beneficiary.

	Carrying Amount		Maximum Exposure to Loss (1)
(in thousands)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
MBS, at fair value(2)	$23,201	$24,408	$23,201	$24,408
Investment in unconsolidated joint ventures	114,169	118,641	114,169	118,641
Total assets in unconsolidated VIEs	$137,370	$143,049	$137,370	$143,049
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

	Three Months Ended March 31,
(in thousands)	2023	2022
Interest income
Loans
Bridge	$160,431	$64,779
Fixed rate	13,028	14,662
Construction	12,166	1,757
SBA - 7(a)	14,921	9,379
PPP	3,007	16,858
Residential	40	19
Other	8,375	10,246
Total loans (1)	$211,968	$117,700
Held for sale, at fair value, loans
Fixed rate	$735	$2,066
Freddie Mac	—	192
Residential	1,565	2,100
Other	7	13
Total loans, held for sale, at fair value (1)	$2,307	$4,371
Investments held to maturity	$8	$607
Preferred equity investment (1)	$2,168	$—
MBS, at fair value	$1,122	$1,727
Total interest income	$217,573	$124,405
Interest expense
Secured borrowings	$(46,746)	$(19,623)
Paycheck Protection Program Liquidity Facility borrowings	(164)	(688)
Securitized debt obligations of consolidated VIEs	(90,601)	(24,251)
Guaranteed loan financing	(4,872)	(3,085)
Senior secured note	(4,381)	(4,357)
Convertible note	(2,188)	(2,188)
Corporate debt	(11,442)	(6,825)
Total interest expense	$(160,394)	$(61,017)
Net interest income before provision for loan losses	$57,179	$63,388
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

For derivative instruments where the Company has not elected hedge accounting, fair value adjustments are recorded in earnings. The fair value adjustments for interest rate swaps, along with the related interest income, interest expense and gains (losses) on termination of such instruments, are reported as a net realized gain on financial instruments in the consolidated statements of income. The fair value adjustments for IRLCs and TBAs, along with the related interest income, interest expense and gains (losses) on termination of such instruments, are reported in residential mortgage banking activities in the consolidated statements of income.

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

		March 31, 2023			December 31, 2022
		Notional	Derivative	Derivative	Notional	Derivative	Derivative
(in thousands)	Primary Underlying Risk	Amount	Asset	Liability	Amount	Asset	Liability
IRLCs	Interest rate risk	$205,204	$1,979	$—	$205,204	$117	$—
Interest Rate Swaps - not designated as hedges(1)	Interest rate risk	216,731	16,299	(7)	216,381	19,366	—
Interest Rate Swaps - designated as hedges(1)	Interest rate risk	266,139	28,478	—	266,139	33,863	—
TBA Agency Securities(1)	Market risk	163,500	81	(1,019)	134,150	796	(749)
FX forwards	Foreign exchange rate risk	47,834	1,040	(1,698)	47,834	1,123	(1,319)
Total		$899,408	$47,877	$(2,724)	$869,708	$55,265	$(2,068)

(1) Refer to Note 23 – Offsetting Assets and Liabilities for further details.

The table below presents gains and losses on derivatives.

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Net Realized	Net Unrealized	Net Realized	Net Unrealized
(in thousands)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Interest rate swaps	$3,686	$(8,459)	$(1,805)	$26,702
TBA Agency Securities	—	(985)	—	7,264
IRLCs	—	1,862	—	(4,957)
FX forwards	—	(462)	680	231
Total	$3,686	$(8,044)	$(1,125)	$29,240

In the table above:

●	Gains (losses) on interest rate swaps and FX forwards are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of income.
●	For qualifying hedges of interest rate risk on interest rate swaps, the effective portion relating to the unrealized gain (loss) on derivatives are recorded in AOCI.
●	Gains (losses) on residential mortgage banking activity TBAs and IRLCs are recorded in residential mortgage banking activities in the consolidated statements of income.

The table below summarizes the gains and losses on derivatives which have qualified for hedge accounting.

(in thousands)	Derivatives - effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives - effective portion recorded in OCI	Total change in OCI for period
Interest rate hedges - forecasted transactions:
Three Months Ended March 31, 2023	$(298)	$—	$(298)	$(4,103)	$(3,805)
Three Months Ended March 31, 2022	$(254)	$—	$(254)	$(41)	$213

In the table above:

●	Forecasted transactions on interest rates consists of benchmark interest rate hedges of SOFR and LIBOR-indexed floating-rate liabilities.
●	Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.
●	Amounts recorded in OCI for the period represents after tax amounts.

Note 17. Real estate owned, held for sale

The table below presents details on the real estate owned, held for sale portfolio.

(in thousands)	March 31, 2023	December 31, 2022
Acquired Portfolio:
Mixed Use	$35,367	$35,361
Multi-family	12,675	48,768
Lodging/Residential	9,088	—
Total Acquired REO	$57,130	$84,129
Other REO held for sale:
Single Family	$24,305	$24,300
Retail	1,853	1,853
Office	6,816	6,816
Total Other REO	$32,974	$32,969
Total real estate owned, held for sale	$90,104	$117,098

In the table above, Other REO excludes $14.9 million and $1.0 million as of March 31, 2023 and December 31, 2022, respectively, of real estate owned, held for sale within consolidated VIEs.

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

The table below presents the management fee payable to the Manager.

	Three Months Ended March 31,
	2023	2022
Management fee - total	$5.1 million	$3.2 million
Management fee - amount unpaid	$5.1 million	$6.1 million

Incentive distribution. The Manager is entitled to an incentive distribution in an amount equal to the product of (i) 15% and (ii) the excess of (a) distributable earnings (which is referred to as core earnings in the partnership agreement of the operating partnership) on a rolling four-quarter basis over (b) an amount equal to 8.00% per annum multiplied by the weighted average of the issue price per share of the common stock or OP units multiplied by the weighted average number of shares of common stock outstanding, provided that distributable earnings over the prior twelve calendar quarters is greater than zero. For purposes of determining the incentive distribution payable to the Manager, distributable earnings is defined under the partnership agreement of the operating partnership in a manner that is similar to the definition of Distributable Earnings described below under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” included in this quarterly report on Form 10-Q but with the following additional adjustments which (i) further exclude: (a) the incentive distribution, (b) non-cash equity compensation expense, if any, (c) unrealized gains or losses on SBC loans (not just MBS and MSRs), (d) depreciation and amortization (to the extent the Company forecloses on any property), and (e) one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the independent directors and (ii) add back any realized gains or losses on the sales of MBS and on discontinued operations which were excluded from the definition of distributable earnings described under “Non-GAAP Financial Measures”.

The table below presents the incentive fee payable to the Manager.

	Three Months Ended March 31,
	2023	2022
Incentive fee distribution - total	$1.7 million	$—
Incentive fee distribution - amount unpaid	$1.7 million	$2.4 million

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

The current term of the Management Agreement will expire on October 31, 2023, and is automatically renewed for successive one-year terms on each anniversary thereafter; provided, however, that either the Company, under the certain limited circumstances described above that would require the Company and the operating partnership to make the payments described above, or the Manager may terminate the Management Agreement annually upon 180 days prior notice.

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

The table below presents reimbursable expenses payable to the Manager.

	Three Months Ended March 31,
	2023	2022
Reimbursable expenses payable to Manager - total	$2.9 million	$3.5 million
Reimbursable expenses payable to Manager - amount unpaid	$1.8 million	$9.5 million

Co-Investment with Manager

On July 15, 2022, the Company closed on a $125.0 million commitment to invest into a parallel vehicle, Waterfall Atlas Anchor Feeder, LLC (the “Fund”), a fund managed by the Manager, in exchange for interests in the Fund. In exchange for the Company’s commitment, the Company is entitled to 15% of any carried interest distributions received by the general partner of the Fund such that over the life of the Fund, the Company receives an internal rate of return of 1.5% over the internal rate of return of the Fund. The Fund focuses on commercial real estate equity through the acquisition of distressed and value-add real estate across property types with local operating partners. As of March 31, 2023, the Company has contributed $36.6 million of cash into the Fund for a remaining commitment of $88.4 million.

Note 19. Other assets and other liabilities

The table below presents the composition of other assets and other liabilities.

(in thousands)	March 31, 2023	December 31, 2022
Other assets:
Goodwill	$37,818	$37,818
Deferred loan exit fees	36,629	36,669
Accrued interest	37,436	34,951
Due from servicers	26,422	24,078
Intangible assets	16,868	16,308
Receivable from third party	21,013	15,114
Deferred financing costs	5,624	5,176
Deferred tax asset	977	977
Right-of-use lease asset	2,364	1,687
Other assets	17,539	16,991
Other assets	$202,690	$189,769
Accounts payable and other accrued liabilities:
Accrued salaries, wages and commissions	$19,789	$38,245
Accrued interest payable	40,023	34,785
Servicing principal and interest payable	11,171	13,163
Deferred tax liability	30,885	30,885
Repair and denial reserve	11,045	10,846
Payable to related parties	7,080	7,815
Accrued PPP related costs	145	4,016
Accrued professional fees	2,431	2,804
Lease payable	2,514	1,778
Other liabilities	7,440	32,183
Total accounts payable and other accrued liabilities	$132,523	$176,520

Goodwill

The table below presents the carrying value of goodwill by reportable segment.

(in thousands)	March 31, 2023	December 31, 2022
SBC Lending and Acquisitions	$26,612	$26,612
Small Business Lending	11,206	11,206
Total	$37,818	$37,818

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

Intangible assets

The table below presents information on intangible assets.

(in thousands)	March 31, 2023	December 31, 2022	Estimated Useful Life
Customer Relationships - Red Stone	$6,204	$6,293	19 years
Internally developed software to be sold, leased, or marketed	4,052	3,092	5 years
Trade name - Red Stone	2,500	2,500	Indefinite life
Internally developed software - Knight Capital	1,636	1,794	6 years
SBA license	1,000	1,000	Indefinite life
Favorable lease	492	520	12 years
Trade name - Knight Capital	379	416	6 years
Trade name - GMFS	316	337	15 years
Broker network - Knight Capital	289	356	4.5 years
Total intangible assets	$16,868	$16,308

The amortization expense related to intangible assets was $0.6 million for the three months ended March 31, 2023 and $0.4 million for the three months ended March 31, 2022. Such amounts are recorded as other operating expenses in the consolidated statements of income.

The table below presents accumulated amortization for finite-lived intangible assets.

(in thousands)	March 31, 2023
Internally developed software - Knight Capital	$2,163
Favorable lease	987
Trade name - GMFS	906
Broker network - Knight Capital	911
Trade name - Knight Capital	501
Internally developed software to be sold, leased, or marketed	317
Customer Relationship - Red Stone	596
Total accumulated amortization	$6,381

The table below presents amortization expense related to finite-lived intangible assets for the subsequent five years.

(in thousands)	March 31, 2023
2023	$1,855
2024	2,264
2025	2,018
2026	1,351
2027	1,216
Thereafter	4,664
Total	$13,368

Loan indemnification reserve

A liability has been established for potential losses related to representations and warranties made by GMFS for loans sold with a corresponding provision recorded for loan indemnification losses. The liability is included in accounts payable and other accrued liabilities in the Company's consolidated balance sheets and the provision for loan indemnification losses is included in variable expenses on residential mortgage banking activities, in the Company's consolidated statements of income. In assessing the adequacy of the liability, management evaluates various factors including historical repurchases and indemnifications, historical loss experience, known delinquent and other problem loans, outstanding repurchase demand, historical rescission rates and economic trends and conditions in the industry. Actual losses incurred are reflected as a reduction of the reserve liability. As of March 31, 2023 and December 31, 2022, the loan indemnification reserve was $2.6 million and $2.9 million, respectively.

Due to the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. As of March 31, 2023 and December 31, 2022, the reasonably possible loss above the recorded loan indemnification reserve was not material.

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

The Company has participated in the PPP as both direct lender and service provider. Under the CARES Act, the Company originated $109.5 million of PPP loans and was a Lender Service Provider (“LSP”) for $2.5 billion of PPP loans. For the Company’s originations as direct lender, it elected the fair value option and thus, classified the loans as held at fair value on the consolidated balance sheets. Fees totaling $5.2 million were recognized in the period of origination. For loans processed under the LSP, the Company was obligated to perform certain services including: 1) assistance and services to the third-party in the underwriting, marketing, processing and funding of loans, 2) processing forgiveness of the loans with the SBA and 3) servicing and management of subsequently resulting PPP loan portfolios. Such loans are not carried on the consolidated balance sheet and fees totaling $43.3 million were recognized as services were performed. Unrecognized fees as of March 31, 2023 were $0.1 million. Expenses related to PPP loans under the CARES Act are recognized in the period in which they are incurred.

The table below presents details about the Company’s assets and liabilities related to its PPP activities.

(in thousands)	March 31, 2023	December 31, 2022
Assets
Paycheck Protection Program loans	$146,211	$186,409
Paycheck Protection Program loans, at fair value	346	576
PPP fee receivable	323	328
Accrued interest receivable	2,024	3,196
Total PPP related assets	$148,904	$190,509
Liabilities
Paycheck Protection Program Liquidity Facility borrowings	$169,596	$201,011
Interest payable	1,134	1,176
Deferred LSP revenue	97	122
Accrued PPP related costs	145	4,016
Payable to third parties	368	277
Repair and denial reserve	5,159	4,878
Total PPP related liabilities	$176,499	$211,480

In the table above,

●	Originations of PPP loans under the Economic Aid Act were $2.2 billion. These loans are classified as held-for-investment and are accounted for under ASC 310.
●	Total net fees of $123.7 million are deferred over the expected life of the loans and will be recognized as interest income.
●	As of March 31, 2023, PPPLF borrowings exceed PPP loans on the balance sheet due to net fees of $6.9 million. In addition, PPP loans are forgiven before the related PPPLF borrowings are repaid. These proceeds are unrestricted and held in cash and cash equivalents on the consolidated balance sheet.

The table below presents details about the Company’s income and expenses related to its pre-tax PPP activities.

	Three Months Ended March 31,		Financial statement account
(in thousands)	2023	2022
Income
LSP fee income	$25	$37	Servicing income
Interest income	3,007	16,858	Interest income
Repair and denial reserve	(281)	2,244	Other income - change in repair and denial reserve
Total PPP related income	$2,751	$19,139
Expense
Direct operating expenses	$118	$150	Other operating expenses - origination costs
Interest expense	164	688	Interest expense
Total PPP related expenses	$282	$838
Net PPP related income	$2,469	$18,301

Other income and expenses

The table below presents the composition of other income and operating expenses.

	Three Months Ended March 31,
(in thousands)	2023	2022
Other income:
Origination income	$4,612	$1,654
Change in repair and denial reserve	(199)	2,193
Employee retention credit consulting income	9,675	—
Other	5,795	2,654
Total other income	$19,883	$6,501
Other operating expenses:
Origination costs	$1,655	$4,934
Technology expense	2,114	2,040
Impairment on real estate	3,418	1,827
Rent and property tax expense	1,400	1,095
Recruiting, training and travel expense	748	302
Marketing expense	557	328
Other	4,426	2,127
Total other operating expenses	$14,318	$12,653

Note 21. Redeemable Preferred Stock and Stockholders’ Equity

Common stock dividends

The table below presents dividends declared by the board of directors on common stock during the last twelve months.

Declaration Date	Record Date	Payment Date	Dividend per Share
March 15, 2022	March 31, 2022	April 29, 2022	$0.42
June 15, 2022	June 30, 2022	July 29, 2022	$0.42
September 15, 2022	September 30, 2022	October 31, 2022	$0.42
December 15, 2022	December 30, 2022	January 31, 2023	$0.40
March 15, 2023	March 31, 2023	April 28, 2023	$0.40

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

The Company currently settles stock-based incentive awards with newly issued shares. The fair value of the RSUs and RSAs granted, which is determined based upon the stock price on the grant date, is recorded as compensation expense on a straight-line basis over the vesting periods for the awards, with an offsetting increase in stockholders’ equity.

The table below summarizes RSU and RSA activity.

	Restricted Stock Units/Awards
(in thousands, except share data)	Number of Shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, December 31, 2022	827,163	$12,258	$14.82
Granted	441,296	5,728	12.98
Vested	(333,470)	(4,946)	14.83
Forfeited	(4,536)	(61)	13.62
Outstanding, March 31, 2023	930,453	$12,979	$13.95

The Company recognized $1.9 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively, of non-cash compensation expense related to its stock-based incentive plan in the consolidated statements of income. As of March 31, 2023 and December 31, 2022, approximately $13.0 million and $12.3 million, respectively, of non-cash compensation expense related to unvested awards had not yet been charged to net income. These costs are expected to be amortized into compensation expense ratably over the course of the remaining vesting periods.

During each of 2023, 2022 and 2021, the Company granted RSUs and RSAs under the Equity Plan to its officers, directors, and employees of the Manager and its affiliates, as described in greater detail below.

Time-based equity awards

In 2023, 2022, and 2021, the Company granted 388,136, 327,692, and 287,787, respectively, of time-based RSAs to certain key employees. These awards generally vest ratably in equal annual installments over a three-year period based solely on continued employment or service. Additionally, the 2021 shares as noted above include the 128,533 shares of common stock issued to Red Stone executives as part of the Red Stone acquisition. The Company further granted in these years 53,160, 45,162, and 36,968, respectively, of time-based RSAs and RSUs to directors of the Company, which vest ratably in equal installments quarterly over a one-year period. Directors have the option to defer receipt of shares and receive as RSUs at a later settlement date of their choosing. Dividends are paid on all time-based awards, vested and non-vested.

Performance-based equity awards

2023 performance-based equity awards. In February 2023, the Company granted to certain key employees 92,451 shares of performance-based equity awards which are allocated 50% to awards that vest based on distributable return on equity (“ROE”) for the three-year forward-looking period ending December 31, 2025 and 50% to awards that vest based on relative total shareholder return (“TSR”) for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the distributable ROE metric and relative TSR achieved during the vesting period, the actual number of shares that the key employees receive at the end of the period may range from 0% to 200% of the target shares granted. The fair value of the performance-based equity awards granted is recorded as compensation expense and will cliff vest at the end of a three year vesting period, with an offsetting increase in stockholders’ equity.

2022 performance-based equity awards. In February 2022, the Company granted to certain key employees 84,566 shares of performance-based equity awards which are allocated 50% to awards that vest based on distributable ROE for the three-year forward-looking period ending December 31, 2024 and 50% to awards that vest based on relative TSR for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the distributable ROE metric and relative TSR achieved during the vesting period, the actual number of shares that the key employees receive at the end of the period may range from 0% to 200% of the target shares granted. The fair value of the performance-based equity awards granted is recorded as compensation expense and will cliff vest at the end of a three year vesting period, with an offsetting increase in stockholders’ equity.

2021 performance-based equity awards. In February 2021, the Company granted to certain key employees, 43,327 shares of performance-based equity awards which are allocated 50% to awards that vest based on absolute TSR for the three-year forward-looking period ending December 31, 2023 and 50% to awards that vest based on TSR for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the absolute and relative TSR achieved during the vesting period, the actual number of shares that the key employees receive at the end of the period may range from 0% to 300% of the target shares granted. The fair value of the performance-based equity awards granted is recorded as compensation expense and will cliff vest at the end of a three year vesting period, with an offsetting increase in stockholders’ equity.

Preferred Stock

In the event of a liquidation or dissolution of the Company, any outstanding preferred stock ranks senior to the outstanding common stock with respect to payment of dividends and the distribution of assets.

The Company classifies Series C Cumulative Convertible Preferred Stock, or Series C Preferred Stock, on the balance sheets using the guidance in ASC 480‑10‑S99. The Series C Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur, such as a change in control. As of March 31, 2023, the conversion rate was 1.3013 shares of common stock per $25 principal amount of the Series C Preferred Stock, which is equivalent to a conversion price of approximately $19.21 per share of common stock. As redemption under these circumstances is not solely within the Company’s control, the Series C Preferred Stock has been classified as temporary equity. The Company has analyzed whether the conversion features should be bifurcated under the guidance in ASC 815‑10 and has determined that bifurcation is not necessary.

The table below presents details on preferred equity by series.

			Preferential Cash Dividends			Carrying Value (in thousands)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference	Rate per Annum	Annual Dividend (per share)	March 31, 2023
C	335	0.0001	$25.00	6.25%	$1.56	$8,361
E	4,600	0.0001	$25.00	6.50%	$1.63	$111,378

In the table above,

●	Shareholders are entitled to receive dividends, when and as authorized by the Company's Board, out of funds legally available for the payment of dividends. Dividends for Series C Preferred Stock are payable quarterly on the 15th day of January, April, July and October of each year or if not a business day, the next succeeding business day. Dividends for Series E preferred stock are payable quarterly on or about the last day of each January, April, July and October of each year. Any dividend payable on the preferred stock for any partial dividend period will be computed on the basis of a 360- day year consisting of twelve 30-day months. Dividends will be payable in arrears to holders of record as they appear on the Company’s records at the close of business on the last day of each of March, June, September and December, as the case may be, immediately preceding the applicable dividend payment date.

●	The Company declared dividends of $0.1 million and $1.9 million of its Series C Preferred Stock and Series E Preferred Stock during the three months ended March 31, 2023. The dividends were paid on April 14, 2023 for Series C Preferred Stock and on April 28, 2023 for Series E Preferred Stock to the holders of record as of the close of business on March 31, 2023.

●	The Company may, at its option, redeem the Series E Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. Series E Preferred Stock is not redeemable prior to June 10, 2026, except under certain conditions.

Equity ATM Program

On July 9, 2021, the Company entered into an Equity Distribution Agreement, as amended on March 8, 2022, (the “Equity Distribution Agreement”) with JMP Securities LLC, (the “Sales Agent”), pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $150 million, through the Sales Agent either as agent or principal (the “Equity ATM Program”). As of March 31, 2023, the Company has sold 1.1 million shares of common stock at an average price of $15.82 per share through the Equity ATM Program, for net proceeds of $17.2 million, after deducting offering related expenses paid of $0.3 million. The Company made no such sales through the Equity ATM Program during the three months ended March 31, 2023. As of March 31, 2023, shares representing approximately $78.4 million remain available for sale under the Equity ATM Program.

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

	Three Months Ended March 31,
(in thousands, except for share and per share amounts)	2023	2022
Basic Earnings
Net income	$36,978	$64,263
Less: Income attributable to non-controlling interest	1,835	775
Less: Income attributable to participating shares	2,371	2,412
Basic earnings	$32,772	$61,076

Diluted Earnings
Net income	$36,978	$64,263
Less: Income attributable to non-controlling interest	1,835	775
Less: Income attributable to participating shares	2,371	2,412
Add: Expenses attributable to dilutive instruments	2,319	2,319
Diluted earnings	$35,091	$63,395

Number of Shares
Basic — Average shares outstanding	110,672,939	87,707,281
Effect of dilutive securities — Unvested participating shares	10,352,970	7,695,213
Diluted — Average shares outstanding	121,025,909	95,402,494

EPS Attributable to RC Common Stockholders:
Basic	$0.30	$0.70
Diluted	$0.29	$0.66

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

Certain investors own OP units in the operating partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the operating partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company's option, calculated as follows: one share of the Company's common stock, or cash equal to the fair value of a share of the Company's common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company's equity is increased. As of both March 31, 2023 and December 31, 2022, the non-controlling interest OP unit holders owned 1,593,983 OP units.

Note 23. Offsetting assets and liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default, including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of March 31, 2023 and December 31, 2022, the Company was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.

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

In accordance with ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, the Company is required to disclose the impact of offsetting of assets and liabilities represented in the consolidated balance sheets to enable users of the consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c) the Company intends to offset, and (d) the Company’s right of offset is enforceable at law. As of March 31, 2023 and December 31, 2022, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the consolidated balances sheets.

The table below presents the gross fair value of derivative contracts by product type, Paycheck Protection Program Liquidity Facility borrowings and secured borrowings, the amount of netting reflected in the consolidated balance sheets, as well as the amount not offset in the consolidated balance sheets as they do not meet the enforceable credit support criteria for netting under U.S. GAAP.

				Gross amounts not offset in the Consolidated Balance Sheets(1)
(in thousands)	Gross amounts of Assets / Liabilities	Gross amounts offset	Balance in Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received / Paid	Net Amount
March 31, 2023
Assets
IRLCs	$1,979	$—	$1,979	$—	$—	$1,979
FX forwards	1,040	—	1,040	—	—	1,040
TBA Agency Securities	81	78	3	—	—	3
Interest rate swaps	44,777	34,026	10,751	—	—	10,751
Total	$47,877	$34,104	$13,773	$—	$—	$13,773
Liabilities
Interest rate swaps	$7	$7	$—	$—	$—	$—
TBA Agency Securities	1,019	78	941	—	—	941
FX forwards	1,698	—	1,698	—	—	1,698
Secured borrowings	2,484,902	—	2,484,902	2,484,902	—	—
Paycheck Protection Program Liquidity Facility	169,596	—	169,596	146,556	—	23,040
Total	$2,657,222	$85	$2,657,137	$2,631,458	$—	$25,679
December 31, 2022
Assets
IRLCs	$117	$—	$117	$—	$—	$117
FX forwards	1,123	—	1,123	—	—	1,123
TBA Agency Securities	796	482	314	—	—	314
Interest rate swaps	53,229	41,820	11,409	—	—	11,409
Total	$55,265	$42,302	$12,963	$—	$—	$12,963
Liabilities
TBA Agency Securities	$749	$482	$267	$—	$—	$267
FX forwards	1,319	—	1,319	—	—	1,319
Secured borrowings	2,846,293	—	2,846,293	2,846,293	—	—
Paycheck Protection Program Liquidity Facility	201,011	—	201,011	186,985	—	14,026
Total	$3,049,372	$482	$3,048,890	$3,033,278	$—	$15,612
(1)	Amounts presented in these columns are limited in total to the net amount of assets or liabilities presented in the prior column by instrument. In certain cases, there is excess cash collateral or financial assets the Company has pledged to a counterparty that exceed the financial liabilities subject to a master netting repurchase arrangement or similar agreement. Additionally, in certain cases, counterparties may have pledged excess cash collateral to the Company that exceeds the Company’s corresponding financial assets. In each case, any of these excess amounts are excluded from the table although they are separately reported in the Company’s consolidated balance sheets as assets or liabilities, respectively.

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

Credit Risk — The Company is subject to credit risk in connection with its investments in SBC loans and SBC MBS and other target assets it may acquire in the future. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. The Company believes that loan credit quality is primarily determined by the borrowers' credit profiles and loan characteristics and seeks to mitigate this risk by seeking to acquire assets at appropriate prices given anticipated and unanticipated losses and by deploying a value−driven approach to underwriting and diligence, consistent with its historical investment strategy, with a focus on projected cash flows and potential risks to cash flow. The Company further mitigates its risk of potential losses while managing and servicing loans by performing various workout and loss mitigation strategies with delinquent borrowers. Nevertheless, unanticipated credit losses could occur, which could adversely impact operating results.

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

The Company is exposed to changing interest rates and market conditions, which affects cash flows associated with borrowings. The Company enters into derivative instruments, such as interest rate swaps, to mitigate these risks. Interest rate swaps are used to mitigate the exposure to changes in interest rates and involve the receipt of variable-rate interest amounts from a counterparty in exchange for making payments based on a fixed interest rate over the life of the swap contract.

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

Unfunded Loan Commitments

The table below presents unfunded loan commitments.

(in thousands)	March 31, 2023	December 31, 2022
Loans, net	$819,819	$881,519
Loans, held for sale at fair value	$16,666	$20,546
Preferred equity investment	$853	$1,147

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

The table below presents commitments to originate residential agency loans.

(in thousands)	March 31, 2023	December 31, 2022
Commitments to originate residential agency loans	$185,165	$112,319

Note 26. Income Taxes

The Company is a REIT pursuant to Internal Revenue Code Section 856. Qualification as a REIT depends on the Company’s ability to meet various requirements imposed by the Internal Revenue Code, which relate to its organizational structure, diversity of stock ownership and certain requirements with regard to the nature of its assets and the sources of its income. As a REIT, the Company generally must distribute annually dividends equal to at least 90% of its net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to earnings that are distributed. To the extent the Company satisfies this distribution requirement but distributes less than 100% of its net taxable income, it will be subject to U.S. federal income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount paid to stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if the Company qualifies as a REIT, it may be subject to certain U.S. federal income and excise taxes and state and local taxes on its income and assets. If the Company fails to maintain its qualification as a REIT for any taxable year, it may be subject to material penalties as well as federal, state and local income tax on its taxable income at regular corporate rates and it would not be able to qualify as a REIT for the subsequent four taxable years. As of March 31, 2023 and December 31, 2022, the Company was in compliance with all REIT requirements.

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

Small Business Lending

The Company acquires, originates and services loans guaranteed by the SBA under the SBA Section 7(a) Program. This segment also reflects the impact of SBA securitization activities. The Company also acquires purchased future receivables through Knight Capital.

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

	Three Months Ended March 31, 2023
		Small	Residential
	SBC Lending	Business	Mortgage	Corporate-
(in thousands)	and Acquisitions	Lending	Banking	Other	Consolidated
Interest income	$198,039	$17,929	$1,605	$—	$217,573
Interest expense	(149,494)	(9,374)	(1,526)	—	(160,394)
Net interest income before recovery of (provision for) loan losses	$48,545	$8,555	$79	$—	$57,179
Recovery of (provision for) loan losses	8,129	(1,395)	—	—	6,734
Net interest income after recovery of (provision for) loan losses	$56,674	$7,160	$79	$—	$63,913
Non-interest income
Residential mortgage banking activities	$—	$—	$9,169	$—	$9,169
Net realized gain (loss) on financial instruments and real estate owned	4,825	6,750	—	—	11,575
Net unrealized gain (loss) on financial instruments	(6,111)	476	(6,093)	—	(11,728)
Servicing income, net	1,093	3,549	9,361	—	14,003
Income on purchased future receivables, net	—	540	—	—	540
Income on unconsolidated joint ventures	656	—	—	—	656
Other income	9,093	10,428	31	331	19,883
Total non-interest income	$9,556	$21,743	$12,468	$331	$44,098
Non-interest expense
Employee compensation and benefits	$(6,206)	$(11,275)	$(5,412)	$(2,246)	$(25,139)
Allocated employee compensation and benefits from related party	(232)	—	—	(2,094)	(2,326)
Variable expenses on residential mortgage banking activities	—	—	(5,485)	—	(5,485)
Professional fees	(981)	(1,625)	(174)	(2,937)	(5,717)
Management fees – related party	—	—	—	(5,081)	(5,081)
Incentive fees – related party	—	—	—	(1,720)	(1,720)
Loan servicing expense	(8,058)	(97)	(1,808)	—	(9,963)
Transaction related expenses	—	—	—	(893)	(893)
Other operating expenses	(6,733)	(4,094)	(1,709)	(1,782)	(14,318)
Total non-interest expense	$(22,210)	$(17,091)	$(14,588)	$(16,753)	$(70,642)
Income (loss) before provision for income taxes	$44,020	$11,812	$(2,041)	$(16,422)	$37,369
Total assets	$10,184,788	$791,394	$402,562	$158,719	$11,537,463

	Three Months Ended March 31, 2022
		Small	Residential
	SBC Lending	Business	Mortgage	Corporate-
(in thousands)	and Acquisitions	Lending	Banking	Other	Consolidated
Interest income	$96,343	$26,237	$1,825	$—	$124,405
Interest expense	(53,093)	(5,690)	(1,958)	(276)	(61,017)
Net interest income before provision for loan losses	$43,250	$20,547	$(133)	$(276)	$63,388
Provision for loan losses	(270)	(1,272)	—	—	(1,542)
Net interest income after provision for loan losses	$42,980	$19,275	$(133)	$(276)	$61,846
Non-interest income
Residential mortgage banking activities	$—	$—	$8,424	$—	$8,424
Net realized gain (loss) on financial instruments and real estate owned	882	7,125	—	—	8,007
Net unrealized gain (loss) on financial instruments	12,429	288	32,598	—	45,315
Servicing income, net	920	1,493	8,115	—	10,528
Income on purchased future receivables, net	—	2,469	—	—	2,469
Income on unconsolidated joint ventures	6,563	—	—	—	6,563
Other income	3,014	2,871	24	592	6,501
Total non-interest income	$23,808	$14,246	$49,161	$592	$87,807
Non-interest expense
Employee compensation and benefits	$(10,160)	(9,518)	(7,534)	(756)	(27,968)
Allocated employee compensation and benefits from related party	(300)	—	—	(2,700)	(3,000)
Variable expenses on residential mortgage banking activities	—	—	(979)	—	(979)
Professional fees	(2,401)	(1,468)	(264)	(993)	(5,126)
Management fees – related party	—	—	—	(3,196)	(3,196)
Loan servicing expense	(5,875)	(502)	(2,543)	—	(8,920)
Transaction related expenses	—	—	—	(5,699)	(5,699)
Other operating expenses	(5,376)	(3,787)	(2,024)	(1,466)	(12,653)
Total non-interest expense	$(24,112)	$(15,275)	$(13,344)	$(14,810)	$(67,541)
Income (loss) before provision for income taxes	$42,676	$18,246	$35,684	$(14,494)	$82,112
Total assets	$9,520,677	$1,217,726	$493,671	$244,170	$11,476,244

Note 28. Subsequent events

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

Item 1A. Forward-Looking Statements

Except where the context suggests otherwise, the terms “Company,” “we,” “us” and “our” refer to Ready Capital Corporation and its subsidiaries. We make forward-looking statements in this quarterly report on Form 10-Q within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Forward-looking statements contained in this quarterly report reflect our current views about future events and are inherently subject to substantial risks and uncertainties, many of which are difficult to predict and beyond our control, that may cause our actual results to materially differ. These forward-looking statements include information about possible or assumed future results of our operations, financial condition, liquidity, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or other comparable terminology, we intend to identify forward-looking statements, although not all forward-looking statements may contain such words. Statements regarding the following subjects, among others, may be forward-looking, and the occurrence of events impacting these subjects, or otherwise impacting our business, may cause our financial condition, liquidity and consolidated results of operations to vary materially from those expressed in, or implied by, any such forward-looking statements:

●	the severity and duration of the novel coronavirus (“COVID-19”) pandemic and its impact on our business and operations, financial condition, results of operations, liquidity and capital resources;

●	the impact of the COVID-19 pandemic on our borrowers, the real estate industry and global markets;

●	our investment objectives and business strategy;

●	our ability to borrow funds or otherwise raise capital on favorable terms;

●	our expected leverage;

●	our expected investments;

●	estimates or statements relating to, and our ability to make, future distributions;

●	projected capital and operating expenditures;

●	availability of qualified personnel;

●	prepayment rates;

●	projected default rates;

●	increased rates of default and/or decreased recovery rates on our investments;

●	changes in interest rates, interest rate spreads, the yield curve or prepayment rates;

●	the impact of inflation on our business;

●	changes in prepayments of our assets;

●	our ability to achieve the expected synergies, cost savings and other benefits from the acquisition of a group of privately-held real estate structured finance opportunities funds with a focus on construction lending (collectively, the “Mosaic Funds”);

●	our ability to complete the contemplated acquisition of Broadmark (as defined herein) and achieve the expected synergies, cost savings and other benefits from the contemplated acquisition of Broadmark;

●	risks associated with achieving expected synergies, cost savings and other benefits from acquisitions, including the contemplated acquisition of Broadmark, and our increased scale;

●	risks related to integrating a construction lending platform into our existing operations and the origination and ownership of construction loans, which are subject to additional risks as compared to loans secured by existing structures or land, following the acquisition of the Mosaic Funds;

●	market, industry and economic trends;

●	our ability to compete in the marketplace;

●	the availability of attractive risk-adjusted investment opportunities in small to medium balance commercial loans (“SBC loans”), loans guaranteed by the U.S. Small Business Administration (the “SBA”) under its Section 7(a) loan program (the “SBA Section 7(a) Program”), mortgage backed securities (“MBS”), residential mortgage loans and other real estate-related investments that satisfy our investment objectives and strategies;

●	general volatility of the capital markets;

●	changes in our investment objectives and business strategy;

●	the availability, terms and deployment of capital;

●	the availability of suitable investment opportunities;

●	recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Department of the Treasury (“Treasury”) and the Board of Governors of the Federal Reserve System, the Federal Depositary Insurance Corporation, the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”), Federal Housing Administration (“FHA”) Mortgagee, U.S. Department of Agriculture (“USDA”), U.S. Department of Veterans Affairs (“VA”) and the U.S. Securities and Exchange Commission (“SEC”);

●	applicable regulatory changes;

●	changes in our assets, interest rates or the general economy;

●	mortgage loan modification programs and future legislative actions;

●	our ability to maintain our qualification as a real estate investment trust (“REIT”) and limitations on our business as a result of our qualifications as a REIT;

●	our ability to maintain our exemption from qualification under the Investment Company Act of 1940, as amended (the “1940 Act”);

●	factors described in the annual report on Form 10-K, including those set forth under the captions “Risk Factors” and “Business”;

●	our dependence on our external advisor, Waterfall Asset Management, LLC (“Waterfall” or the “Manager”), and our ability to find a suitable replacement if we or Waterfall were to terminate the management agreement we have entered into with Waterfall (the “management agreement”); and

●	the degree and nature of our competition, including competition for SBC loans, MBS, residential mortgage loans and other real estate-related investments that satisfy our investment objectives and strategies.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and we caution readers not to place undue reliance on any forward-looking statements. These forward-looking statements apply only as of the date of this quarterly report on Form

10-Q. We are not obligated, and do not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law. See Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s annual report on Form 10-K.

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

The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and accompanying Notes included in Part I, Item 1, “Financial Statements,” of this quarterly report on Form 10-Q and with Items 6, 7, 8, and 9A of our annual report on Form 10-K. See “Forward-Looking Statements” in this quarterly report on Form 10-Q and in our annual report on Form 10-K and “Critical Accounting Estimates” in our annual report on Form 10-K for certain other factors that may cause actual results to differ, materially, from those anticipated in the forward-looking statements included in this quarterly report on Form 10-Q.

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

We are organized and conduct our operations to qualify as a REIT under the Code. So long as we qualify as a REIT, we are generally not subject to U.S. federal income tax on our net taxable income to the extent that we annually distribute substantially all of our net taxable income to stockholders. We are organized in a traditional UpREIT format pursuant to which we serve as the general partner of, and conduct substantially all of our business through, our operating partnership. We also intend to operate our business in a manner that will permit us to be excluded from registration as an investment company under the 1940 Act.

For additional information on our business, refer to Part I, Item 1, “Business” in the Company’s Annual Report on Form 10-K.

Acquisitions

Broadmark. On February 26, 2023, the Company, Broadmark Realty Capital Inc., a Maryland corporation (“Broadmark”), and RCC Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Ready Capital (“RCC Merger Sub”), entered into an Agreement and Plan of Merger (the “Broadmark Merger Agreement”), pursuant to which, subject to the terms and conditions therein, Broadmark will be merged with and into RCC Merger Sub, with RCC Merger Sub remaining as a wholly owned subsidiary of the Company (such transaction, the “Broadmark Merger”).

Under the terms of the Broadmark Merger Agreement, at the effective time of the Broadmark Merger (the “Effective Time”), each share of common stock, par value $0.001 per share, of Broadmark (the “Broadmark Common Stock”) issued and outstanding immediately prior to the Effective Time (excluding any shares held by the Company, RCC Merger Sub or any of their respective subsidiaries) will automatically be converted into the right to receive from the Company 0.47233 shares of its common stock, par value $0.0001 (“common stock”), subject to adjustment as provided in the Broadmark Merger Agreement (the “Exchange Ratio”).

Each award of performance restricted stock units (each a “Broadmark Performance RSU Award”) granted by Broadmark under its 2019 Stock Incentive Plan (the “Broadmark Equity Plan”) will, as of the Effective Time, automatically be cancelled in exchange for the right to receive a number of shares of common stock equal to the product of (i) the number of shares of Broadmark Common Stock subject to such Broadmark Performance RSU Award based on the achievement of the applicable performance metric measured as of immediately prior to the Effective Time and (ii) the Exchange Ratio.

Each award of restricted stock units that is not a Broadmark Performance RSU Award granted pursuant to the Broadmark Equity Plan (each a “Broadmark RSU Award”) will be assumed by the Company and converted into an award of restricted stock units with respect to a number of shares of common stock, equal to the product of (i) the total number of shares of Broadmark Common Stock subject to such Broadmark RSU Award as of immediately prior to the Effective Time and (ii) the Exchange Ratio (rounded to the nearest whole share), on the same terms and conditions as were applicable to such Broadmark RSU Award as of immediately prior to the Effective Time.

Each holder of a warrant (whether designated as public warrants, private warrants or otherwise) representing the right to purchase shares of Broadmark Common Stock (each a “Broadmark Warrant”) may exercise such Broadmark Warrant at any time prior to the Effective Time in exchange for Broadmark Common Stock, in accordance with, and subject to, the terms and conditions of the agreement governing such Broadmark Warrant. Following the Effective Time, each Broadmark Warrant that is outstanding as of the Effective Time shall remain outstanding and entitle each holder thereof to receive, upon exercise of such Broadmark Warrant, a number of shares of common stock equal to the product of (i) the total number of shares of Broadmark Common Stock that such holder would have been entitled to receive had such holder exercised such Broadmark Warrant immediately prior to the Effective Time and (ii) the Exchange Ratio.

Following the consummation of the Broadmark Merger, the number of directors on the Company's Board will be increased by three members, from nine to twelve, and will include all of the current directors of the Company's Board and three additional directors, each of whom currently serves on the board of directors of Broadmark.

The Company currently expects that the Broadmark Merger will close as soon as the second quarter of 2023, subject to the respective approvals of the Company’s stockholders and Broadmark’s stockholders and other customary closing conditions.

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

The acquisition further expanded the Company’s investment portfolio and origination platform to include a diverse portfolio of construction assets with attractive portfolio yields. Refer to Note 5, included in Part I, Item 1, “Financial Statements,” of this quarterly report on Form 10-Q, for assets acquired and liabilities assumed in the Mosaic Mergers.

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

Changes in Market Interest Rates. We own and expect to acquire or originate fixed rate mortgages (“FRMs”) and adjustable rate mortgages (“ARMs”) with maturities ranging from two to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in two to 10 years. FRM loans bear interest that is fixed for the term of the loan and we typically utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with such FRMs. As of March 31, 2023, 72% of fixed rate loans are match funded in securitization. ARM loans generally have an adjustable interest rate equal to the sum of a fixed spread plus an index rate, such as the Secured Overnight Financing Rate (“SOFR”), which typically resets monthly. As of March 31, 2023, approximately 86% of the loans in our portfolio were ARMs, and 14% were FRMs, based on UPB.

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

Current market conditions. The first quarter occurred in an environment of continued market volatility caused by significant, yet subsiding, inflationary pressures, macroeconomic concerns, and geopolitical shifts. In an effort to combat inflation and restore price stability, the U.S. Federal Reserve has continued to raise interest rates. However, there has been a recent shift towards a less aggressive monetary policy amid easing inflation, with interest rate increases decelerating. In addition, the persistence of COVID-19 and its impact on us and our borrowers will largely depend on future developments beyond our control including, but not limited to the emergence and severity of variants, the efficacy of vaccinations and booster programs, the impact and reactions on the U.S. and global economies, the effectiveness of governmental responses thereto and the timing and speed of economic recovery. Concerns and uncertainties about the economic outlook may adversely impact our financial condition, results of operations and cash flows.

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

The table below sets forth certain information on our operating results.

	Three Months Ended March 31,
($ in thousands, except share data)	2023	2022
Net Income	$36,978	$64,263
Earnings per common share - basic	$0.30	$0.70
Earnings per common share - diluted	$0.29	$0.66
Distributable earnings	$38,149	$48,863
Distributable earnings per common share - basic	$0.31	$0.52
Distributable earnings per common share - diluted	$0.30	$0.48
Dividends declared per common share	$0.40	$0.42
Dividend yield	15.7%	11.2%
Return on equity	8.2%	18.0%
Distributable return on equity	8.5%	13.6%
Book value per common share	$15.07	$15.22
Adjusted net book value per common share	$15.07	$15.21

In the table above,

●	Dividend yield is based on the respective period end closing share price.
●	Adjusted net book value per common share excludes the equity component of our 2017 convertible note issuance.

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

The table below presents information on our investment portfolio originations and acquisitions (based on fully committed amounts).

	Three Months Ended March 31,
(in thousands)	2023	2022
Loan originations:
SBC loans	$410,516	$2,194,885
SBA loans	92,296	100,956
Residential agency mortgage loans	325,982	769,133
Total loan originations	$828,794	$3,064,974
Total loan acquisitions	$—	$5,253
Total loan investment activity	$828,794	$3,070,227

Balance Sheet Analysis and Metrics

(in thousands)	March 31, 2023	December 31, 2022	$ Change	% Change
Assets
Cash and cash equivalents	$111,192	$163,041	$(51,849)	(31.8)%
Restricted cash	49,632	55,927	(6,295)	(11.3)
Loans, net (including $9,859 and $9,786 held at fair value)	3,128,197	3,576,310	(448,113)	(12.5)
Loans, held for sale, at fair value	236,578	258,377	(21,799)	(8.4)
Paycheck Protection Program loans (including $346 and $576 held at fair value)	146,557	186,985	(40,428)	(21.6)
Mortgage-backed securities, at fair value	32,607	32,041	566	1.8
Loans eligible for repurchase from Ginnie Mae	64,293	66,193	(1,900)	(2.9)
Investment in unconsolidated joint ventures (including $7,913 and $8,094 held at fair value)	114,169	118,641	(4,472)	(3.8)
Investments held to maturity	3,306	3,306	—	—
Purchased future receivables, net	10,568	8,246	2,322	28.2
Derivative instruments	13,773	12,963	810	6.2
Servicing rights (including $188,985 and $192,203 held at fair value)	278,936	279,320	(384)	(0.1)
Real estate owned, held for sale	90,104	117,098	(26,994)	(23.1)
Other assets	202,690	189,769	12,921	6.8
Assets of consolidated VIEs	7,054,861	6,552,760	502,101	7.7
Total Assets	$11,537,463	$11,620,977	$(83,514)	(0.7)%
Liabilities
Secured borrowings	2,484,902	2,846,293	(361,391)	(12.7)
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	169,596	201,011	(31,415)	(15.6)
Securitized debt obligations of consolidated VIEs, net	5,300,967	4,903,350	397,617	8.1
Convertible notes, net	114,689	114,397	292	0.3
Senior secured notes, net	343,798	343,355	443	0.1
Corporate debt, net	663,623	662,665	958	0.1
Guaranteed loan financing	238,948	264,889	(25,941)	(9.8)
Contingent consideration	16,636	28,500	(11,864)	(41.6)
Liabilities for loans eligible for repurchase from Ginnie Mae	64,293	66,193	(1,900)	(2.9)
Derivative instruments	2,639	1,586	1,053	66.4
Dividends payable	47,308	47,177	131	0.3
Loan participations sold	55,967	54,641	1,326	2.4
Due to third parties	12,881	11,805	1,076	9.1
Accounts payable and other accrued liabilities	132,523	176,520	(43,997)	(24.9)
Total Liabilities	$9,648,770	$9,722,382	$(73,612)	(0.8)%
Preferred stock Series C, liquidation preference $25.00 per share	8,361	8,361	—	—

Commitments & contingencies

Stockholders’ Equity
Preferred stock Series E liquidation preference $25.00 per share	111,378	111,378	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 110,745,658 and 110,523,641 shares issued and outstanding, respectively	11	11	—	—
Additional paid-in capital	1,687,631	1,684,074	3,557	0.2
Retained earnings (deficit)	(6,532)	4,994	(11,526)	(230.8)
Accumulated other comprehensive loss	(12,353)	(9,369)	(2,984)	31.8
Total Ready Capital Corporation equity	1,780,135	1,791,088	(10,953)	(0.6)
Non-controlling interests	100,197	99,146	1,051	1.1
Total Stockholders’ Equity	$1,880,332	$1,890,234	$(9,902)	(0.5)%
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$11,537,463	$11,620,977	$(83,514)	(0.7)%

As of March 31, 2023, total assets in our consolidated balance sheet were $11.5 billion, a decrease of $84 million from December 31, 2022, primarily reflecting decreases in Cash and cash equivalents, Loans net, and PPP loans, partially offset by increases in Assets of consolidated VIEs. Cash and cash equivalents decreased $52 million due to dividend payments and loan originations exceeding loan payoffs. Loans, net decreased $448 million due to the closing of RCMF 2023-FL11. PPP loans decreased $40 million due to principal forgiveness. Assets on consolidated VIEs increased $502 million due to the closing of RCMF 2023-FL11.

As of March 31, 2023, total liabilities in our consolidated balance sheet were $9.6 billion, a decrease of $74 million from December 31, 2022, primarily reflecting decreases in Secured borrowings, Accounts payable and other accrued liabilities and PPPLF borrowings, partially offset by increase in Securitized debt obligations of consolidated VIEs. Secured borrowings decreased $361 million due to the payoffs related to closing RCMF 2023-FL11. Accounts payable and other accrued liabilities decreased $44 million due to payment of accrued liabilities. PPPLF borrowings decreased $31 million due to PPP principal forgiveness. Securitized debt obligations of consolidated VIEs increased $398 million due to the closing of RCMF 2023-FL11.

As of March 31, 2023, total stockholders’ equity was $1.9 billion, a decrease of $10 million from December 31, 2022, primarily reflecting dividends declared of $45 million, partially offset by net income of $37 million.

Selected Balance Sheet Information by Business Segment. The table below presents certain selected balance sheet data by each of our three business segments, with the remaining amounts reflected in Corporate –Other.

(in thousands)	SBC Lending and Acquisitions	Small Business Lending	Residential Mortgage Banking	Total
March 31, 2023
Assets
Loans, net	$9,432,960	$540,042	$5,146	$9,978,148
Loans, held for sale, at fair value	73,452	43,427	119,699	236,578
Paycheck Protection Program loans	—	146,557	—	146,557
MBS, at fair value	32,607	—	—	32,607
Servicing rights	67,911	22,040	188,985	278,936
Investment in unconsolidated joint ventures	114,169	—	—	114,169
Investments held to maturity	3,306	—	—	3,306
Purchased future receivables, net	—	10,568	—	10,568
Real estate owned, held for sale	105,029	—	—	105,029

Liabilities
Secured borrowings	$2,105,541	$162,839	$216,522	$2,484,902
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	—	169,596	—	169,596
Securitized debt obligations of consolidated VIEs	5,258,163	42,804	—	5,300,967
Guaranteed loan financing	—	238,948	—	238,948
Senior secured notes, net	330,317	13,481	—	343,798
Corporate debt, net	663,623	—	—	663,623
Convertible notes, net	108,963	5,726	—	114,689
Loan participations sold	55,967	—	—	55,967

In the table above, Loans, net includes assets of consolidated VIEs and excludes allowance for loan losses, and Investments held to maturity and Real estate owned, held for sale include assets of consolidated VIEs.

Income Statement Analysis and Metrics

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change
Interest income
SBC lending and acquisitions	$198,039	$96,343	$101,696
Small business lending	17,929	26,237	(8,308)
Residential mortgage banking	1,605	1,825	(220)
Total interest income	$217,573	$124,405	$93,168
Interest expense
SBC lending and acquisitions	(149,494)	(53,093)	(96,401)
Small business lending	(9,374)	(5,690)	(3,684)
Residential mortgage banking	(1,526)	(1,958)	432
Corporate - other	—	(276)	276
Total interest expense	$(160,394)	$(61,017)	$(99,377)
Net interest income before recovery of (provision for) loan losses	$57,179	$63,388	$(6,209)
Recovery of (provision for) loan losses
SBC lending and acquisitions	8,129	(270)	8,399
Small business lending	(1,395)	(1,272)	(123)
Total recovery of (provision for) loan losses	$6,734	$(1,542)	$8,276
Net interest income after recovery of (provision for) loan losses	$63,913	$61,846	$2,067
Non-interest income
SBC lending and acquisitions	9,556	23,808	(14,252)
Small business lending	21,743	14,246	7,497
Residential mortgage banking	12,468	49,161	(36,693)
Corporate - other	331	592	(261)
Total non-interest income	$44,098	$87,807	$(43,709)
Non-interest expense
SBC lending and acquisitions	(22,210)	(24,112)	1,902
Small business lending	(17,091)	(15,275)	(1,816)
Residential mortgage banking	(14,588)	(13,344)	(1,244)
Corporate - other	(16,753)	(14,810)	(1,943)
Total non-interest expense	$(70,642)	$(67,541)	$(3,101)
Net income (loss) before provision for income taxes
SBC lending and acquisitions	44,020	42,676	1,344
Small business lending	11,812	18,246	(6,434)
Residential mortgage banking	(2,041)	35,684	(37,725)
Corporate - other	(16,422)	(14,494)	(1,928)
Total net income before provision for income taxes	$37,369	$82,112	$(44,743)

Results of Operations – Supplemental Information. Realized and unrealized gains (losses) on financial instruments are recorded in the consolidated statements of income and classified based on the nature of the underlying asset or liability.

The table below presents the components of realized and unrealized gains (losses) on financial instruments.

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change
Realized gain (loss) on financial instruments
Realized gain on loans - Freddie Mac and CMBS	$252	$1,178	$(926)
Creation of MSRs - Freddie Mac	224	1,268	(1,044)
Realized gain on loans - SBA	5,239	5,362	(123)
Creation of MSRs - SBA	1,511	1,734	(223)
Creation of MSRs - Red Stone	2,858	195	2,663
Realized gain (loss) on derivatives, at fair value	3,686	(1,125)	4,811
Realized gain on MBS, at fair value	—	1,373	(1,373)
Net realized gain (loss) - all other	(2,195)	(1,978)	(217)
Net realized gain (loss) on financial instruments	$11,575	$8,007	$3,568
Unrealized gain (loss) on financial instruments
Unrealized loss on loans - Freddie Mac and CMBS	$(2,668)	$(10,775)	$8,107
Unrealized gain on loans - SBA	474	288	186
Unrealized gain (loss) on residential MSRs, at fair value	(6,093)	32,598	(38,691)
Unrealized gain (loss) on derivatives, at fair value	(3,537)	26,933	(30,470)
Unrealized gain (loss) on MBS, at fair value	210	(2,612)	2,822
Net unrealized gain (loss) - all other	(114)	(1,117)	1,003
Net unrealized gain (loss) on financial instruments	$(11,728)	$45,315	$(57,043)

SBC Lending and Acquisitions Segment Results.

Q1 2023 versus Q1 2022. Interest income of $198.0 million represented an increase of $101.7 million, primarily due to increases in interest rates. Interest expense of $149.5 million represented an increase of $96.4 million, driven by increases in interest rates. Recovery of loan losses of $8.1 million represented an increase of $8.4 million, primarily due to more positive economic assumptions partially offset by reserves on assets within the office sector. Non-interest income of $9.6 million represented a decrease of $14.3 million, primarily due to decreases in net unrealized gains on financial instruments and decreases in income from unconsolidated joint ventures, partially offset by increases in other income and increases in realized gains on financial instruments. Non-interest expense of $22.2 million represented a decrease of $1.9 million, primarily due to decreased professional fees and compensation.

Small Business Lending Segment Results.

Q1 2023 versus Q1 2022. Interest income of $17.9 million represented a decrease of $8.3 million, primarily due to decreased loan balances. Interest expense of $9.4 million represented an increase of $3.7 million, driven by increases in interest rates. Provision for loan losses of $1.4 million represented an increase of $0.1 million, due to loan originations. Non-interest income of $21.7 million represented an increase of $7.5 million, primarily due to fees earned related to employee tax credit consulting. Non-interest expense of $17.1 million represented an increase of $1.8 million, primarily due to an increase in compensation related to employee tax credit consulting.

Residential Mortgage Banking Segment Results.

Q1 2023 versus Q1 2022. Interest income of $1.6 million was essentially unchanged from the respective prior year period. Interest expense of $1.5 million was essentially unchanged from the respective prior year period. Non-interest income of $12.5 million represented a decrease of $36.7 million, due to unrealized losses on MSRs, partially offset by increases in servicing income. Non-interest expense of $14.6 million represented an increase of $1.2 million, primarily due to increased variable expenses on residential mortgage banking activities.

Corporate – Other.

Q1 2023 versus Q1 2022. Non-interest expense of $16.8 million represented an increase of $1.9 million, primarily due to increased compensation expense, professional fees and management fees.

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

In addition, in calculating distributable earnings, net income (in accordance with GAAP) is adjusted to exclude unrealized gains or losses on residential MSRs, held at fair value. We treat our commercial MSRs and residential MSRs as two separate classes based on the nature of the underlying mortgages and our treatment of these assets as two separate pools for risk management purposes. Servicing rights relating to our small business commercial business are accounted for under ASC 860 while our residential MSRs are accounted for under the fair value option under ASC 825. In calculating distributable earnings, we do not exclude realized gains or losses on either commercial MSRs or residential MSRs, held at fair value, as servicing income is a fundamental part of our business and an indicator of the ongoing performance.

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

The table below presents a reconciliation of net income to distributable earnings.

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Net Income	$36,978	$64,263	$(27,285)
Reconciling items:
Unrealized (gain) loss on MSR	6,093	(32,599)	38,692
Impact of CECL on accrual loans	(7,321)	1,968	(9,289)
Non-recurring REO impairment	—	1,567	(1,567)
Non-cash compensation	1,853	956	897
Merger transaction costs and other non-recurring expenses	1,733	5,699	(3,966)
Total reconciling items	$2,358	$(22,409)	$24,767
Income tax adjustments	(1,187)	7,009	(8,196)
Distributable earnings	$38,149	$48,863	$(10,714)
Less: Distributable earnings attributable to non-controlling interests	1,869	589	1,280
Less: Income attributable to participating shares	2,371	2,412	(41)
Distributable earnings attributable to common stockholders	$33,909	$45,862	$(11,953)
Distributable earnings per common share - basic	$0.31	$0.52	$(0.21)
Distributable earnings per common share - diluted	$0.30	$0.48	$(0.18)

Q1 2023 versus Q1 2022. Consolidated net income of $37.0 million for the first quarter of 2023 represented a decrease of $27.3 million from the first quarter of 2022, primarily due a decrease in net interest income driven by payoffs of PPP loans and increased unrealized losses on financial instruments, partially offset by other income. Consolidated distributable earnings of $38.1 million for the first quarter of 2023 represented a decrease of $10.7 million from the first quarter of 2022. The increase in the distributable earnings reconciling items is primarily due to increased unrealized losses on MSRs and increased loss reserve recoveries when compared to the respective prior period.

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

Cash flow

Three Months Ended March 31, 2023. Cash and cash equivalents as of March 31, 2023, decreased by $50.3 million to $246.7 million from December 31, 2022, primarily due to cash used for financing and operating activities, partially offset by cash provided by investing activities. The net cash used for financing activities primarily reflected net payments on secured borrowings, partially offset by net proceeds from issuances of securitized debt. The net cash used for operating activities primarily reflected a decrease in operating liabilities and increase in operating assets, partially offset by net proceeds on disposition and principal payments of loans, held for sale, at fair value. The net cash provided by investing activities primarily reflected proceeds from disposition and principal payments of loans and proceeds from the sale of real estate held for sale, partially offset by net cash used for loan originations.

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

As of March 31, 2023, we had a total leverage ratio of 5.1x and recourse leverage ratio of 1.4x. Our operating segments have different levels of recourse debt according to the differentiated nature of each segment. Our SBC Lending and Acquisitions, Small Business Lending and Residential Mortgage Banking segments have recourse leverage ratios of 0.4x, 1.3x and 1.9x, respectively. The remaining recourse leverage ratio is from our corporate debt offerings.

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

The table below presents certain characteristics of our credit facilities and other financing arrangements.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	March 31, 2023	December 31, 2022
3	SBA loans	October 2023 – March 2025	SOFR + 2.875% Prime - 0.55%	$250,000	$235,036	$162,839	$160,903
2	SBC loans - USD	June 2023 – February 2024	1 ML + 7.00% SOFR + 1.35%	360,000	360,009	109,336	111,966
1	SBC loans - Non-USD (4)	June 2026	SONIA + 3.25%	123,370	50,716	36,317	61,596
5	Residential loans	May 2023 – November 2023	Variable Pricing	440,000	122,850	118,641	132,658
1	Residential MSRs	February 2026	SOFR + 3.00%	120,000	131,185	97,881	49,900
1	Purchased future receivables	October 2023	1 ML + 4.50%	50,000	—	—	—
Total borrowings under credit facilities and other financing agreements				$1,343,370	$899,796	$525,014	$517,023

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

The table below presents certain characteristics of our repurchase agreements.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity	Pricing (2)	Facility Size	Carrying Value	March 31, 2023	December 31, 2022
7	SBC loans	November 2023 – March 2026	1 MT + 2.00% SOFR + 2.46%	$3,870,500	$1,920,195	$1,527,847	$1,905,358
1	SBC loans - Non-USD (3)	January 2024	EURIBOR + 3.00%	216,780	46,724	39,174	—
6	MBS	April 2023 – August 2023	6.93%	392,867	773,823	392,867	423,912
Total borrowings under repurchase agreements				$4,480,147	$2,740,742	$1,959,888	$2,329,270

(1) Represents the total number of facility lenders

(2) Asset class pricing is determined using an index rate plus a weighted average spread.

(3) Non-USD denominated repurchase agreements have been converted into USD for purposes of this disclosure.

Collateralized borrowings under repurchase agreements

The table below presents collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase agreements during the quarter and the highest balance of any month end during the quarter.

(in thousands)	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q2 2020	714,162	936,760	1,057,522
Q3 2020	624,549	669,356	831,200
Q4 2020	827,569	726,059	827,569
Q1 2021	1,320,644	1,785,656	2,481,436
Q2 2021	1,223,527	1,145,354	1,223,527
Q3 2021	1,552,135	1,497,324	1,552,135
Q4 2021	2,045,717	1,824,260	2,045,717
Q1 2022	2,771,038	2,835,212	3,065,412
Q2 2022	2,701,180	2,805,935	3,009,961
Q3 2022	2,870,807	2,887,318	2,940,474
Q4 2022	2,329,270	2,295,348	2,329,270
Q1 2023	1,959,888	2,094,621	2,371,413

The net decrease in the outstanding balances during the first quarter of 2023 was primarily due to the closing of RCMF 2023-FL11.

Paycheck Protection Program Facility borrowings. The Company uses the Paycheck Protection Program Liquidity Facility (“PPPLF”) from the Federal Reserve to finance PPP loans. The program charges an interest rate of 0.35%. As of March 31, 2023, we had approximately $169.6 million outstanding under this credit facility.

Senior Secured Notes, Convertible Notes and Corporate Debt, Net

The table below presents information about senior secured notes, convertible notes and corporate debt issued through public and private transactions.

(in thousands)	Coupon Rate	Maturity Date	March 31, 2023
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Unamortized deferred financing costs - Senior secured notes			(6,202)
Total Senior secured notes, net			$343,798
Convertible notes principal amount (2)	7.00%	8/15/2023	115,000
Unamortized discount - Convertible notes (3)			(77)
Unamortized deferred financing costs - Convertible notes			(234)
Total Convertible notes, net			$114,689
Corporate debt principal amount(4)	5.50%	12/30/2028	110,000
Corporate debt principal amount(5)	6.20%	7/30/2026	104,613
Corporate debt principal amount(5)	5.75%	2/15/2026	206,270
Corporate debt principal amount(6)	6.125%	4/30/2025	120,000
Corporate debt principal amount(7)	7.375%	7/31/2027	100,000
Unamortized discount - corporate debt			(9,141)
Unamortized deferred financing costs - corporate debt			(4,369)
Junior subordinated notes principal amount(8)	3ML + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(9)	3ML + 3.10%	4/30/2035	21,250
Total corporate debt, net			$663,623
Total carrying amount of debt			$1,122,110
Total carrying amount of conversion option of equity components recorded in equity			$77
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
(8) Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(9) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.

The table below presents the contractual maturities for senior secured notes, convertible notes, and corporate debt.

(in thousands)	March 31, 2023
2023	$115,000
2024	—
2025	120,000
2026	660,883
2027	100,000
Thereafter	146,250
Total contractual amounts	$1,142,133
Unamortized deferred financing costs, discounts, and premiums, net	(20,023)
Total carrying amount of debt	$1,122,110

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

Convertible notes. On August 9, 2017, we closed an underwritten public sale of $115.0 million aggregate principal amount of our 7.00% convertible senior notes due 2023 (the “Convertible Notes”). As of March 31, 2023, the conversion rate was 1.6548 shares of common stock per $25 principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $15.11 per share of our common stock. Upon conversion, holders will receive, at our discretion, cash, shares of our common stock or a combination thereof.

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

The Debt ATM Agreement

On May 20, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”), pursuant to which it may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and the Company. No such sales through the Debt ATM Program were made during the three months ended March 31, 2023.

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

The table below presents information on the securitization structures and related issued tranches of notes to investors.

(in millions)	Collateral Asset Class	Issuance	Active / Collapsed	Bonds Issued
Trusts (Firm sponsored)
Waterfall Victoria Mortgage Trust 2011-1 (SBC1)	SBC Acquired loans	February 2011	Collapsed	$40.5
Waterfall Victoria Mortgage Trust 2011-3 (SBC3)	SBC Acquired loans	October 2011	Collapsed	143.4
Sutherland Commercial Mortgage Trust 2015-4 (SBC4)	SBC Acquired loans	August 2015	Collapsed	125.4
Sutherland Commercial Mortgage Trust 2018 (SBC7)	SBC Acquired loans	November 2018	Collapsed	217.0
ReadyCap Lending Small Business Trust 2015-1 (RCLT 2015-1)	Acquired SBA 7(a) loans	June 2015	Collapsed	189.5
ReadyCap Lending Small Business Loan Trust 2019-2 (RCLT 2019-2)	Originated SBA 7(a) loans, Acquired SBA 7(a) loans	December 2019	Active	131.0

Real Estate Mortgage Investment Conduits (REMICs)
ReadyCap Commercial Mortgage Trust 2014-1 (RCMT 2014-1)	SBC Originated conventional	September 2014	Collapsed	$181.7
ReadyCap Commercial Mortgage Trust 2015-2 (RCMT 2015-2)	SBC Originated conventional	November 2015	Active	218.8
ReadyCap Commercial Mortgage Trust 2016-3 (RCMT 2016-3)	SBC Originated conventional	November 2016	Active	162.1
ReadyCap Commercial Mortgage Trust 2018-4 (RCMT 2018-4)	SBC Originated conventional	March 2018	Active	165.0
Ready Capital Mortgage Trust 2019-5 (RCMT 2019-5)	SBC Originated conventional	January 2019	Active	355.8
Ready Capital Mortgage Trust 2019-6 (RCMT 2019-6)	SBC Originated conventional	November 2019	Active	430.7
Ready Capital Mortgage Trust 2022-7 (RCMT 2022-7)	SBC Originated conventional	April 2022	Active	276.8
Waterfall Victoria Mortgage Trust 2011-2 (SBC2)	SBC Acquired loans	March 2011	Collapsed	97.6
Sutherland Commercial Mortgage Trust 2018 (SBC6)	SBC Acquired loans	August 2017	Active	154.9
Sutherland Commercial Mortgage Trust 2019 (SBC8)	SBC Acquired loans	June 2019	Active	306.5
Sutherland Commercial Mortgage Trust 2020 (SBC9)	SBC Acquired loans	June 2020	Collapsed	203.6
Sutherland Commercial Mortgage Trust 2021 (SBC10)	SBC Acquired loans	May 2021	Active	232.6

Collateralized Loan Obligations (CLOs)
Ready Capital Mortgage Financing 2017 – FL1	SBC Originated bridge	August 2017	Collapsed	$198.8
Ready Capital Mortgage Financing 2018 – FL2	SBC Originated bridge	June 2018	Collapsed	217.1
Ready Capital Mortgage Financing 2019 – FL3	SBC Originated bridge	April 2019	Active	320.2
Ready Capital Mortgage Financing 2020 – FL4	SBC Originated bridge	June 2020	Active	405.3
Ready Capital Mortgage Financing 2021 – FL5	SBC Originated bridge	March 2021	Active	628.9
Ready Capital Mortgage Financing 2021 – FL6	SBC Originated bridge	August 2021	Active	652.5
Ready Capital Mortgage Financing 2021 – FL7	SBC Originated bridge	November 2021	Active	927.2
Ready Capital Mortgage Financing 2022 – FL8	SBC Originated bridge	March 2022	Active	1,135.0
Ready Capital Mortgage Financing 2022 – FL9	SBC Originated bridge	June 2022	Active	754.2
Ready Capital Mortgage Financing 2022 – FL10	SBC Originated bridge	October 2022	Active	860.1
Ready Capital Mortgage Financing 2022 – FL11	SBC Originated bridge	February 2023	Active	586.0

Trusts (Non-firm sponsored)
Freddie Mac Small Balance Mortgage Trust 2016-SB11	Originated agency multi-family	January 2016	Active	$110.0
Freddie Mac Small Balance Mortgage Trust 2016-SB18	Originated agency multi-family	July 2016	Active	118.0
Freddie Mac Small Balance Mortgage Trust 2017-SB33	Originated agency multi-family	June 2017	Active	197.9
Freddie Mac Small Balance Mortgage Trust 2018-SB45	Originated agency multi-family	January 2018	Active	362.0
Freddie Mac Small Balance Mortgage Trust 2018-SB52	Originated agency multi-family	September 2018	Active	505.0
Freddie Mac Small Balance Mortgage Trust 2018-SB56	Originated agency multi-family	December 2018	Active	507.3
Key Commercial Mortgage Trust 2020-S3(1)	SBC Originated conventional	September 2020	Active	263.2
(1) Contributed portion of assets into trust

We used the proceeds from the sale of the tranches issued to purchase and originate SBC and SBA loans. We are the primary beneficiary of all firm sponsored securitizations; therefore they are consolidated in our financial statements.

Contractual Obligations and Off-Balance Sheet Arrangements

Other than the items referenced above, there have been no material changes to our contractual obligations for the three months ended March 31, 2023. See Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations" in the Company's annual report on Form 10-K for further details. As of the date of this quarterly report on Form 10-Q, we had no off-balance sheet arrangements, other than as disclosed.

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

Significant judgment is required when evaluating the effective yield on PPP loans; therefore, actual results over time could be materially different. Refer to “Notes to Consolidated Financial Statements, Note 20 – Other Income and Operating Expenses” included in Item 8, “Financial Statements and Supplementary Data,” in the annual report on Form 10-K for a more complete discussion of PPP loans, held for investment.

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

The COVID-19 pandemic has adversely impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in property renovations currently planned or underway. These negative conditions may persist into the future and impair borrower’s ability to pay principal and interest due under our loan agreements. We maintain robust asset management relationships with our borrowers and have leveraged these relationships to address the potential impact of the COVID-19 pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality and retail assets. Some of our borrowers have indicated that due to the impact of the COVID-19 pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences and have requested temporary interest deferral or forbearance, or other modifications of their loans. Accordingly, we have discussed with our borrowers potential near-term defensive loan modifications, which could include repurposing of reserves, temporary deferrals of interest, or performance test or covenant waivers on loans collateralized by assets directly impacted by the COVID-19 pandemic, and which would typically be coupled with an additional equity commitment and/or guaranty from sponsors. As of March 31, 2023, less than 0.1% of the loans in our commercial real estate portfolio are in forbearance plans. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

Interest rate risk. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

Our operating results will depend, in part, on differences between the income from our investments and our financing costs. Our debt financing is based on a floating rate of interest calculated on a fixed spread over the relevant index, subject to a floor, as determined by the particular financing arrangement. The general impact of changing interest rates is discussed above under “— Factors Impacting Operating Results — Changes in Market Interest Rates.” In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects. Furthermore, such defaults could have an adverse effect on the spread between our interest-earning assets and interest-bearing liabilities.

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

The table below projects the impact on our interest income and expense for the twelve-month period following March 31, 2023, assuming an immediate increase or decrease of 25, 50, 75, and 100 basis points in interest rates.

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans	$20,610	$41,255	$61,902	$82,550	$(20,538)	$(41,015)	$(61,466)	$(81,909)
Interest rate swap hedges	1,207	2,414	3,622	4,829	(1,207)	(2,414)	(3,622)	(4,829)
Total	$21,817	$43,669	$65,524	$87,379	$(21,745)	$(43,429)	$(65,088)	$(86,738)
Liabilities:
Recourse debt	$(5,891)	$(11,781)	$(17,672)	$(23,562)	$5,891	$11,781	$17,672	$23,562
Non-recourse debt	(11,389)	(22,778)	(34,168)	(45,557)	11,389	22,778	34,168	45,557
Total	$(17,280)	$(34,559)	$(51,840)	$(69,119)	$17,280	$34,559	$51,840	$69,119
Total Net Impact to Net Interest Income (Expense)	$4,537	$9,110	$13,684	$18,260	$(4,465)	$(8,870)	$(13,248)	$(17,619)

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

We are exposed to changing interest rates and market conditions, which affects cash flows associated with borrowings. We enter into derivative instruments, such as interest rate swaps, to mitigate these risks. Interest rate swaps are used to mitigate the exposure to changes in interest rates and involve the receipt of variable-rate interest amounts from a counterparty in exchange for us making payments based on a fixed interest rate over the life of the swap contract.

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

	March 31, 2023
(in thousands)	Counterparty Rating	Amount of Risk	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
Credit Suisse AG	BBB-/Baa2	$ 350,090	6.96	18.5%
JPMorgan Chase Bank, N.A.	A+/Aa2	$ 139,508	18.24	7.4%
Citibank	A+/Aa3	$ 100,298	3.77	5.3%

In the table above,

●	The counterparty ratings presented are the long-term issuer credit rating as rated by S&P and Moody’s, respectively.

●	The amount at risk reflects the difference between the amount loaned through repurchase agreements, including interest payable, and the cash and fair value of the assets pledged as collateral, including accrued interest receivable.

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

Inflation risk. Most of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. Changes in interest rates may, but do not necessarily, correlate with inflation rates and/or changes in inflation rates. See “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in this quarterly report on Form 10-Q for a discussion on interest rate sensitivity.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities Exchange Act of 1934, as amended (the "Exchange Act"), reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2023. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 27, 2022, the parties notified the California Superior Court that they have reached an agreement in principle resolving this action. On March 1, 2023, Plaintiffs moved for preliminary approval of the settlement, and a hearing is scheduled on May 16, 2023 on Plaintiffs’ motion for preliminary approval. The settlement is subject to both preliminary and final approval by the California Superior Court.

On April 3, 2023, a purported stockholder of the Company filed a complaint, captioned Whitehead v. Ready Capital Corporation, et al., Case No. 1:23-cv-02773, in the United States District Court for the Southern District of New York.  The complaint, which is filed as an individual action, names the Company and its directors as defendants and alleges defendants violated Sections 14(a) and 20(a) of the Exchange Act with respect to the Form S-4 originally filed with the SEC in connection with the proposed Broadmark Merger, and seek to enjoin the Broadmark Merger, as well as damages, costs and attorneys’ and experts’ fees. The Company intends to vigorously defend against the complaint.

Item 1A. Risk Factors

See the Company's Annual Report on Form 10-K for the year ended December 31, 2022. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

The table below presents purchases of our common stock during the quarter.

	Total Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program
January	37,650		$11.14		—	$—
February	73,803		13.05		—	—
March	—		—		—	—
Total	111,453	(1)	$12.40	(2)	—	$—

(1) Total shares purchased includes shares of common stock owned by certain of our employees which have been surrendered by them to satisfy their tax and other compensation related to withholdings associated with the vesting of restricted stock units.

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

2.4	*

Agreement and Plan of Merger, dated as of February 26, 2023, by and among Ready Capital Corporation, RCC Merger Sub, LLC and Broadmark Realty Capital Inc. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed February 28, 2023).

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

10.1

Amended and Restated Contingent Equity Rights Agreement, dated as of March 21, 2023, by and among Ready Capital Corporation, Sutherland Partners, L.P., and Computershare Inc. and its affiliate Computershare Trust Company, N.A.

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

Ready Capital Corporation

Date: May 9, 2023	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board and Chief Executive
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Andrew Ahlborn
Andrew Ahlborn
Chief Financial Officer
(Principal Accounting and Financial Officer)