Form 10-Q
period 2023-06-30
Ready Capital Corp
filed 2023-08-08
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

The Company has 171,971,814 shares of common stock, par value $0.0001 per share, outstanding as of August 7, 2023.

EXHIBIT 31.1 CERTIFICATIONS

EXHIBIT 31.2 CERTIFICATIONS

EXHIBIT 32.1 CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 10 U.S.C. SECTION 1350

EXHIBIT 32.2 CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 10 U.S.C. SECTION 1350

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$227,504	$163,041
Restricted cash	34,534	55,927
Loans, net (including $9,773 and $9,786 held at fair value)	3,571,520	3,576,310
Loans, held for sale, at fair value	238,664	258,377
Paycheck Protection Program loans (including $172 and $576 held at fair value)	94,611	186,985
Mortgage-backed securities, at fair value	33,770	32,041
Loans eligible for repurchase from Ginnie Mae	59,015	66,193
Investment in unconsolidated joint ventures (including $7,731 and $8,094 held at fair value)	122,504	118,641
Investments held to maturity	3,446	3,306
Purchased future receivables, net	12,917	8,246
Derivative instruments	8,755	12,963
Servicing rights (including $201,471 and $192,203 held at fair value)	296,364	279,320
Real estate owned, held for sale	251,325	117,098
Other assets	220,691	189,769
Assets of consolidated VIEs	7,207,426	6,552,760
Total Assets	$12,383,046	$11,620,977
Liabilities
Secured borrowings	2,395,687	2,846,293
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	110,838	201,011
Securitized debt obligations of consolidated VIEs, net	5,395,361	4,903,350
Convertible notes, net	114,942	114,397
Senior secured notes, net	344,241	343,355
Corporate debt, net	762,668	662,665
Guaranteed loan financing	226,084	264,889
Contingent consideration	15,566	28,500
Liabilities for loans eligible for repurchase from Ginnie Mae	59,015	66,193
Derivative instruments	2,261	1,586
Dividends payable	26,381	47,177
Loan participations sold	54,461	54,641
Due to third parties	4,467	11,805
Accounts payable and other accrued liabilities	159,651	176,520
Total Liabilities	$9,671,623	$9,722,382
Preferred stock Series C, liquidation preference $25.00 per share (refer to Note 21)	8,361	8,361

Commitments & contingencies (refer to Note 25)

Stockholders’ Equity
Preferred stock Series E, liquidation preference $25.00 per share (refer to Note 21)	111,378	111,378
Common stock, $0.0001 par value, 500,000,000 shares authorized, 171,651,924 and 110,523,641 shares issued and outstanding, respectively	17	11
Additional paid-in capital	2,313,849	1,684,074
Retained earnings	187,139	4,994
Accumulated other comprehensive loss	(9,281)	(9,369)
Total Ready Capital Corporation equity	2,603,102	1,791,088
Non-controlling interests	99,960	99,146
Total Stockholders’ Equity	$2,703,062	$1,890,234
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$12,383,046	$11,620,977

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2023	2022	2023	2022
Interest income	$232,884	$153,671	$450,457	$278,076
Interest expense	(172,534)	(80,827)	(332,928)	(141,844)
Net interest income before recovery of (provision for) loan losses	$60,350	$72,844	$117,529	$136,232
Recovery of (provision for) loan losses	(19,427)	4,390	(12,693)	2,848
Net interest income after recovery of (provision for) loan losses	$40,923	$77,234	$104,836	$139,080
Non-interest income
Residential mortgage banking activities	9,884	2,947	19,053	11,371
Net realized gain (loss) on financial instruments and real estate owned	23,878	21,114	35,453	29,121
Net unrealized gain (loss) on financial instruments	7,407	(3,253)	(4,321)	42,062
Servicing income, net of amortization and impairment of $2,412 and $4,171 for the three and six months ended June 30, 2023, and $5,660 and $9,005 for the three and six months ended June 30, 2022, respectively	14,432	14,565	28,435	25,093
Income on purchased future receivables, net of allowance for (recovery of) doubtful accounts of $2,638 and $4,232 for the three and six months ended June 30, 2023, and $(565) and $(440) for the three and six months ended June 30, 2022, respectively	86	1,859	626	4,328
Gain on bargain purchase	229,894	—	229,894	—
Income on unconsolidated joint ventures	33	5,200	689	11,763
Other income	18,569	8,334	38,452	14,835
Total non-interest income	$304,183	$50,766	$348,281	$138,573
Non-interest expense
Employee compensation and benefits	(27,709)	(26,089)	(52,848)	(54,057)
Allocated employee compensation and benefits from related party	(2,500)	(1,804)	(4,826)	(4,804)
Variable income (expenses) on residential mortgage banking activities	(6,574)	4,532	(12,059)	3,553
Professional fees	(5,656)	(3,851)	(11,373)	(8,977)
Management fees – related party	(5,760)	(5,465)	(10,841)	(8,661)
Incentive fees – related party	(71)	—	(1,791)	—
Loan servicing expense	(13,115)	(10,296)	(23,078)	(19,216)
Transaction related expenses	(13,966)	(1,372)	(14,859)	(7,071)
Other operating expenses	(11,241)	(14,372)	(25,559)	(27,025)
Total non-interest expense	$(86,592)	$(58,717)	$(157,234)	$(126,258)
Income before provision for income taxes	258,514	69,283	295,883	151,395
Income tax provision	(5,141)	(10,318)	(5,532)	(28,167)
Net income	$253,373	$58,965	$290,351	$123,228
Less: Dividends on preferred stock	2,000	1,999	3,999	3,998
Less: Net income attributable to non-controlling interest	4,490	2,874	6,325	3,649
Net income attributable to Ready Capital Corporation	$246,883	$54,092	$280,027	$115,581

Earnings per common share - basic	$1.87	$0.47	$2.30	$1.13
Earnings per common share - diluted	$1.76	$0.45	$2.17	$1.07

Weighted-average shares outstanding
Basic	131,651,125	114,359,026	121,219,982	101,106,777
Diluted	141,583,837	125,065,492	131,096,368	111,803,431

Dividends declared per share of common stock	$0.40	$0.42	$0.80	$0.84

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$253,373	$58,965	$290,351	$123,228
Other comprehensive income - net change by component
Net change in hedging derivatives (cash flow hedges)	2,493	351	(1,312)	564
Foreign currency translation adjustment	674	1,567	1,452	2,333
Other comprehensive income	$3,167	$1,918	$140	$2,897
Comprehensive income	$256,540	$60,883	$290,491	$126,125
Less: Comprehensive income attributable to non-controlling interests	4,528	2,902	6,322	3,682
Comprehensive income attributable to Ready Capital Corporation	$252,012	$57,981	$284,169	$122,443

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three Months Ended June 30, 2023
	Preferred Series E	Common Stock	Preferred Stock	Common Stock	Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares Outstanding	Shares Outstanding	Series E	Par Value	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at April 1, 2023	4,600,000	110,745,658	$111,378	$11	$1,687,631	$(6,532)	$(12,353)	$1,780,135	$100,197	$1,880,332
Dividend declared:
Common stock ($0.40 per share)	—	—	—	—	—	(53,212)	—	(53,212)	—	(53,212)
OP units	—	—	—	—	—	—	—	—	(617)	(617)
$0.390625 per Series C preferred share	—	—	—	—	—	(131)	—	(131)	—	(131)
$0.406250 per Series E preferred share	—	—	—	—	—	(1,869)	—	(1,869)	—	(1,869)
Shares issued pursuant to merger transaction	—	62,229,429	—	6	637,223	—	—	637,229	—	637,229
Offering costs	—	—	—	—	(108)	—	—	(108)	(2)	(110)
Equity component of 2017 convertible note issuance	—	—	—	—	(76)	—	—	(76)	(1)	(77)
Stock-based compensation	—	356,317	—	—	3,689	—	—	3,689	—	3,689
Conversion of OP units into common stock	—	52,742	—	—	567	—	—	567	(567)	—
Share repurchases	—	(1,732,222)	—	—	(18,712)	—	—	(18,712)	—	(18,712)
Reallocation of non-controlling interest	—	—	—	—	3,635	—	(57)	3,578	(3,578)	—
Net income	—	—	—	—	—	248,883	—	248,883	4,490	253,373
Other comprehensive income	—	—	—	—	—	—	3,129	3,129	38	3,167
Balance at June 30, 2023	4,600,000	171,651,924	$111,378	$17	$2,313,849	$187,139	$(9,281)	$2,603,102	$99,960	$2,703,062

	Three Months Ended June 30, 2022
	Preferred Series E	Common Stock	Preferred Stock	Common Stock	Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares Outstanding	Shares Outstanding	Series E	Par Value	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at April 1, 2022	4,600,000	114,335,948	$111,378	$11	$1,723,099	$21,661	$(4,704)	$1,851,445	$107,290	$1,958,735
Dividend declared:
Common stock ($0.42 per share)	—	—	—	—	—	(48,455)	—	(48,455)	—	(48,455)
OP units	—	—	—	—	—	—	—	—	(735)	(735)
$0.390625 per Series C preferred share	—	—	—	—	—	(131)	—	(131)	—	(131)
$0.406250 per Series E preferred share	—	—	—	—	—	(1,868)	—	(1,868)	—	(1,868)
Equity issuances	—	23,825	—	—	366	—	—	366	—	366
Offering costs	—	—	—	—	(3)	—	—	(3)	(2)	(5)
Distributions, net	—	—	—	—	—	—	—	—	(6,837)	(6,837)
Equity component of 2017 convertible note issuance	—	—	—	—	(111)	—	—	(111)	(1)	(112)
Stock-based compensation	—	17,516	—	—	257	—	—	257	—	257
Share repurchases	—	(2,219)	—	—	(33)	—	—	(33)	—	(33)
Reallocation of non-controlling interest	—	—	—	—	5	—	(1)	4	(4)	—
Net income	—	—	—	—	—	56,091	—	56,091	2,874	58,965
Other comprehensive income	—	—	—	—	—	—	1,890	1,890	28	1,918
Balance at June 30, 2022	4,600,000	114,375,070	$111,378	$11	$1,723,580	$27,298	$(2,815)	$1,859,452	$102,613	$1,962,065

See Notes To Unaudited Consolidated Financial Statements

	Six Months Ended June 30, 2023
	Preferred Series E	Common Stock		Common Stock	Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares Outstanding	Shares Outstanding	Series E	Par Value	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at January 1, 2023	4,600,000	110,523,641	$111,378	$11	$1,684,074	$4,994	$(9,369)	$1,791,088	$99,146	$1,890,234
Dividend declared:
Common stock ($0.80 per share)	—	—	—	—	—	(97,882)	—	(97,882)	—	(97,882)
OP units	—	—	—	—	—	—	—	—	(1,255)	(1,255)
$0.78125 per Series C preferred share	—	—	—	—	—	(262)	—	(262)	—	(262)
$0.81250 per Series E preferred share	—	—	—	—	—	(3,737)	—	(3,737)	—	(3,737)
Distributions, net	—	—	—	—	—	—	—	—	(100)	(100)
Shares issued pursuant to merger transactions	—	62,229,429	—	6	637,223	—	—	637,229	—	637,229
Equity issuances	—	—	—	—	125	—	—	125	—	125
Offering costs	—	—	—	—	(127)	—	—	(127)	(2)	(129)
Equity component of 2017 convertible note issuance	—	—	—	—	(191)	—	—	(191)	(3)	(194)
Stock-based compensation	—	689,787	—	—	8,636	—	—	8,636	—	8,636
Conversion of OP units into common stock	—	52,742	—	—	567	—	—	567	(567)	—
Share repurchases	—	(1,843,675)	—	—	(20,094)	—	—	(20,094)	—	(20,094)
Reallocation of non-controlling interest	—	—	—	—	3,636	—	(55)	3,581	(3,581)	—
Net income	—	—	—	—	—	284,026	—	284,026	6,325	290,351
Other comprehensive income	—	—	—	—	—	—	143	143	(3)	140
Balance at June 30, 2023	4,600,000	171,651,924	$111,378	$17	$2,313,849	$187,139	$(9,281)	$2,603,102	$99,960	$2,703,062

	Six Months Ended June 30, 2022
	Preferred Series E	Common Stock		Common Stock	Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares Outstanding	Shares Outstanding	Series E	Par Value	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at January 1, 2022	4,600,000	75,838,050	$111,378	$8	$1,161,853	$8,598	$(5,733)	$1,276,104	$4,494	$1,280,598
Dividend declared:
Common stock ($0.84 per share)	—	—	—	—	—	(96,881)	—	(96,881)	—	(96,881)
OP units	—	—	—	—	—	—	—	—	(1,470)	(1,470)
$0.78125 per Series C preferred share	—	—	—	—	—	(262)	—	(262)	—	(262)
$0.81250 per Series E preferred share	—	—	—	—	—	(3,736)	—	(3,736)	—	(3,736)
Shares issued pursuant to merger transaction	—	30,252,764	—	3	437,308	—	—	437,311	—	437,311
OP units issued pursuant to merger transaction	—	—	—	—	—	—	—	—	20,745	20,745
Non-controlling interest acquired in merger transaction	—	—	—	—	—	—	—	—	82,257	82,257
Equity issuances	—	8,100,926	—	—	124,515			124,515	—	124,515
Offering costs	—	—	—	—	(903)	—	—	(903)	(6)	(909)
Distributions, net	—	—	—	—	—	—	—	—	(8,753)	(8,753)
Equity component of 2017 convertible note issuance	—	—	—	—	(219)	—	—	(219)	(2)	(221)
Stock-based compensation	—	269,776	—	—	4,040	—	—	4,040	—	4,040
Share repurchases	—	(86,446)	—	—	(1,294)	—	—	(1,294)	—	(1,294)
Reallocation of non-controlling interest	—	—	—	—	(1,720)	—	54	(1,666)	1,666	—
Net income	—	—	—	—	—	119,579	—	119,579	3,649	123,228
Other comprehensive income	—	—	—	—	—	—	2,864	2,864	33	2,897
Balance at June 30, 2022	4,600,000	114,375,070	$111,378	$11	$1,723,580	$27,298	$(2,815)	$1,859,452	$102,613	$1,962,065

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash Flows From Operating Activities:
Net income	$290,351	$123,228
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	17,982	(10,298)
Stock-based compensation	3,915	4,110
Provision for (recovery of) loan losses	12,693	(2,848)
Impairment loss on real estate owned, held for sale	3,418	2,667
Repair and denial reserve	(944)	(3,614)
Allowance for doubtful accounts on purchased future receivables	4,232	440
Loans, held for sale, at fair value, net	39,669	72,329
Net income of unconsolidated joint ventures, net of distributions	472	(8,755)
Realized (gains) losses, net	(49,551)	(28,956)
Unrealized (gains) losses, net	3,881	(46,722)
Gain on bargain purchase	(229,894)	—
Changes in operating assets and liabilities:
Purchased future receivables, net	(8,903)	(1,272)
Derivative instruments	13,665	1,562
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	(13,142)	(9,648)
Receivable from third parties	(8,050)	21,801
Other assets	(7,659)	(6,211)
Accounts payable and other accrued liabilities	(34,896)	(28,630)
Net cash provided by operating activities	$37,239	$79,183
Cash Flows From Investing Activities:
Origination of loans	(616,726)	(2,302,054)
Purchase of loans	(1,270)	(649,834)
Proceeds from disposition and principal payment of loans	794,150	672,327
Proceeds from disposition and principal payment of Paycheck Protection Program loans	98,658	514,607
Funding of investments held to maturity	(140)	(1,191)
Proceeds from principal payments of investments held to maturity	—	7,295
Proceeds from sale and principal payment of mortgage-backed securities, at fair value	—	56,167
Funding of real estate, held for sale	(3,968)	(2,160)
Proceeds from sale of real estate, held for sale	34,782	1,518
Investment in unconsolidated joint ventures	(9,387)	(85,634)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	5,052	11,317
Payment of liabilities under participation agreements, net of proceeds received	(6,242)	(20,112)
Net cash provided by business acquisitions	38,710	123,566
Net cash provided by (used for) investing activities	$333,619	$(1,674,188)
Cash Flows From Financing Activities:
Proceeds from secured borrowings	4,208,836	6,017,619
Repayment of secured borrowings	(4,662,798)	(5,386,027)
Repayment of the Paycheck Protection Program Liquidity Facility borrowings	(90,173)	(513,746)
Proceeds from issuance of securitized debt obligations of consolidated VIEs	988,837	1,735,344
Repayment of securitized debt obligations of consolidated VIEs	(500,261)	(390,575)
Proceeds from corporate debt	—	122,646
Repayment of guaranteed loan financing	(49,120)	(61,912)
Payment of deferred financing costs	(21,127)	(25,662)
Payment of contingent consideration	(9,000)	(9,000)
Proceeds from issuance of equity, net of issuance costs	108	123,606
Common stock repurchased	(18,102)	—
Settlement of share-based awards in satisfaction of withholding tax requirements	(2,104)	(1,294)
Dividend payments	(123,932)	(85,512)
Distributions to non-controlling interests, net	(100)	(8,753)
Net cash provided by (used for) financing activities	$(278,936)	$1,516,734
Net decrease in cash, cash equivalents, and restricted cash	91,922	(78,271)
Cash, cash equivalents, and restricted cash beginning balance	297,027	323,328
Cash, cash equivalents, and restricted cash ending balance	$388,949	$245,057
Supplemental disclosures:
Cash paid for interest	$311,667	$125,411
Cash paid for income taxes	$648	$13,858
Non-cash investing activities
Loans transferred from loans, held for sale, at fair value to loans, net	$—	$3,862
Loans transferred from loans, net to loans, held for sale, at fair value	$1,635	$3,029
Loans transferred to real estate owned	$24,388	$496
Contingent consideration in connection with acquisitions	$—	$84,348
Non-cash financing activities
Shares and OP units issued in connection with merger transactions	$637,229	$458,056
Conversion of operating partnership units to common stock	$567	$—
Cash, cash equivalents, and restricted cash reconciliation
Cash and cash equivalents	$227,504	$127,939
Restricted cash	34,534	64,746
Cash, cash equivalents, and restricted cash in assets of consolidated VIEs	126,911	52,372
Cash, cash equivalents, and restricted cash ending balance	$388,949	$245,057

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

Sutherland Partners, L.P. (the “operating partnership”) holds substantially all of the Company’s assets and conducts substantially all of the Company’s business. As of June 30, 2023 and December 31, 2022, the Company owned approximately 99.1% and 98.6% of the operating partnership, respectively. The Company, as sole general partner of the operating partnership, has responsibility and discretion in the management and control of the operating partnership, and the limited partners of the operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the operating partnership. Therefore, the Company consolidates the operating partnership.

Acquisitions

Broadmark. On May 31, 2023, the Company, Broadmark Realty Capital Inc., a Maryland corporation (“Broadmark”), and RCC Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Ready Capital (“RCC Merger Sub”), completed a merger (such transaction, the “Broadmark Merger”), in which Broadmark merged with and into RCC Merger Sub, with RCC Merger Sub remaining as a wholly owned subsidiary of the Company.

At the effective time of the Broadmark Merger (the “Effective Time”), each share of common stock, par value $0.001 per share, of Broadmark (the “Broadmark Common Stock”) issued and outstanding immediately prior to the Effective Time (excluding any shares held by the Company, RCC Merger Sub or any of their respective subsidiaries) was automatically cancelled and converted into the right to receive from the Company 0.47233 (the “Exchange Ratio”) shares of its common stock, par value $0.0001 (“Common Stock”). No fractional shares of Common Stock were issued in the Broadmark Merger, and the value of any fractional interests to which a former holder of Broadmark common stock was otherwise entitled was paid in cash. In addition, RCC Merger Sub assumed Broadmark’s outstanding senior unsecured notes.

Each award of performance restricted stock units (each a “Broadmark Performance RSU Award”) granted by Broadmark under its 2019 Stock Incentive Plan (the “Broadmark Equity Plan”), as of the Effective Time, was automatically cancelled in exchange for the right to receive a number of shares of Common Stock equal to the product of (i) the number of shares of Broadmark Common Stock subject to such Broadmark Performance RSU Award based on the achievement of the applicable performance metric measured as of immediately prior to the Effective Time and (ii) the Exchange Ratio (rounded to the nearest whole share).

Each award of restricted stock units that was not a Broadmark Performance RSU Award granted pursuant to the Broadmark Equity Plan (each a “Broadmark RSU Award”) was assumed by the Company and converted into an award of restricted stock units with respect to a number of shares of Common Stock, equal to the product of (i) the total number of shares of Broadmark Common Stock subject to such Broadmark RSU Award as of immediately prior to the Effective Time and (ii) the Exchange Ratio (rounded to the nearest whole share), on the same terms and conditions as were applicable to such Broadmark RSU Award as of immediately prior to the Effective Time.

Each holder of a warrant (whether designated as public warrants, private warrants or otherwise) representing the right to purchase shares of Broadmark Common Stock (each a “Broadmark Warrant”) had the right to exercise such Broadmark

Warrant at any time prior to the Effective Time in exchange for Broadmark Common Stock, in accordance with, and subject to, the terms and conditions of the agreement governing such Broadmark Warrant. Following the Effective Time, each Broadmark Warrant that was outstanding as of the Effective Time was assumed by the Company and entitles each holder thereof to receive, upon exercise of such assumed Broadmark Warrant, a number of shares of Common Stock equal to the product of (i) the total number of shares of Broadmark Common Stock that such holder would have been entitled to receive had such holder exercised such Broadmark Warrant immediately prior to the Effective Time and (ii) the Exchange Ratio. The per share price under each Broadmark Warrant was adjusted by dividing the per share purchase price under such Broadmark Warrant as of immediately prior to the Effective Time by the Exchange Ratio and rounding down to the nearest cent.

As a result of the Broadmark Merger, the number of directors on the Company's Board increased by three members, from nine to twelve, with the three additional directors each having served on the board of directors of Broadmark immediately prior to the Effective Time. The Broadmark Merger further diversified our business by expanding our residential and commercial construction lending platforms. Refer to Note 5 for assets acquired and liabilities assumed in the Broadmark Merger.

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

Note 2. Basis of Presentation

The unaudited interim consolidated financial statements herein, referred to as the “consolidated financial statements”, as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)—as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.

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

Derivative instruments, at fair value

Subject to maintaining qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, comprised of credit default swaps (“CDSs”), interest rate swaps, TBA agency securities, FX forwards and interest rate lock commitments (“IRLCs”) as part of its risk management strategy. The Company accounts for derivative instruments under ASC 815, Derivatives and Hedging (“ASC 815”). All derivatives are reported as either assets or liabilities in the consolidated balance sheets at the estimated fair value with the changes in the fair value recorded in earnings unless hedge accounting is elected. As of June 30, 2023 and December 31, 2022, the Company had offset $42.4 and $41.8 million of cash collateral payable against gross derivative asset positions, respectively.

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

The qualitative assessment requires judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, macroeconomic conditions, industry and market conditions and relevant entity specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. In the second quarter of 2023, as a result of the qualitative assessment, the Company determined that it was more likely than not that the estimated fair value of each of the reporting units exceeded its respective estimated carrying value. Therefore, goodwill for each reporting unit was not impaired and a quantitative test was not required.

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

Non-controlling interests

Non-controlling interests are presented on the consolidated balance sheets and the consolidated statements of income and represent direct investment in the operating partnership by third parties, including operating partnership units issued to satisfy a portion of the purchase price in connection with the Mosaic Mergers. In addition, the Company has non-controlling interests from investments in consolidated joint ventures whereby, net income or loss is generally based upon relative ownership interests or contractual arrangements.

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

Earnings per share

The Company presents both basic and diluted earnings per share (“EPS”) amounts in its consolidated financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from the Company’s share-based compensation, consisting of unvested restricted stock units (“RSUs”), unvested restricted stock awards (“RSAs”), performance-based equity awards, as well as the dilutive impact of convertible senior notes and convertible preferred stock under the if-converted method and warrants under the treasury stock method. Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

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

The Company has utilized the optional expedients as part of ASU 2020-04 for its hedge accounting practices and begun accounting for applicable modified contracts that incorporate alternative benchmarks as they are not substantially different.

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

Note 5. Business Combinations

On May 31, 2023, the Company completed a merger with Broadmark, a specialty real estate finance company that specialized in originating and servicing residential and commercial construction loans. See Note 1 for more information about the Broadmark Merger. The consideration transferred was allocated to the assets acquired and liabilities assumed based on their respective fair values. The methodologies used, and key assumptions made, to estimate the fair value of the assets acquired and liabilities assumed are primarily based on future cash flows and discount rates.

The table below summarizes the fair value of assets acquired and liabilities assumed from the merger.

(in thousands)	May 31, 2023
Assets
Cash and cash equivalents	$38,710
Loans, net	772,954
Real estate acquired in settlement of loans	158,911
Other assets	17,107
Total assets acquired	$987,682
Liabilities
Corporate debt	98,028
Accounts payable and other accrued liabilities	22,531
Total liabilities assumed	$120,559
Net assets acquired	$867,123

In a business combination, the initial allocation of the purchase price is considered preliminary and therefore, is subject to change until the end of the measurement period. The final determination must occur within one year of the merger date. Because the measurement period is still open for the Broadmark Merger, certain fair value estimates may change once all information necessary to make a final fair value assessment has been received. The amounts presented in the table above pertained to the preliminary purchase price allocation reported at the time of the Broadmark Merger based on information that was available to management at the time the consolidated financial statements were prepared. The preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value of the assets acquired and liabilities assumed, which could have an impact on the consolidated financial statements.

The table below illustrates the aggregate consideration transferred, net assets acquired, and the related bargain purchase gain.

(in thousands)	May 31, 2023
Fair value of net assets acquired	$867,123

Consideration transferred based on the value of common stock issued	637,229
Total consideration transferred	$637,229

Bargain purchase gain	$229,894

In the table above, the bargain purchase gain represents the fair value of the assets acquired and liabilities assumed in the Broadmark Merger which exceeds the fair value of the 62.2 million shares of common stock issued at $10.24 per share at the Effective Time. Gain on bargain purchase is recognized in the consolidated statements of income.

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

The table below summarizes the fair value of assets acquired and liabilities assumed from the acquisition.

(in thousands)	March 16, 2022
Assets
Cash and cash equivalents	$100,236
Restricted cash	23,330
Loans, net	412,745
Investments held to maturity	161,567
Real estate owned, held for sale	44,748
Other assets	20,664
Total assets acquired	$763,290
Liabilities
Secured borrowings	66,202
Loan participations sold	73,656
Due to third parties	24,301
Accounts payable and other accrued liabilities	38,781
Total liabilities assumed	$202,940
Net assets acquired	$560,350
Non-controlling interests	(82,524)
Net assets acquired, net of non-controlling interests	$477,826

The table below illustrates the aggregate consideration transferred, net assets acquired, and the related goodwill.

(in thousands)	March 16, 2022
Fair value of net assets acquired	$477,826

Consideration transferred based on the value of Class B shares issued	437,311
Consideration transferred based on the value of OP units issued	20,745
Fair value of CERs issued	25,000
Total consideration transferred	$483,056

Goodwill	$(5,230)

The table above includes contingent consideration in the form of CERs valued at approximately $25.0 million or $0.83 per CER. As of June 30, 2023, the CERs were valued at approximately $15.6 million or $0.51 per CER. See Note 7 for more information about the valuation of the CERs.

As of June 30, 2023, the goodwill recorded in connection with the Mosaic Mergers has been allocated to the SBC Lending and Acquisitions segment.

The following pro-forma income and earnings (unaudited) of the combined company are presented as if the Broadmark Merger had occurred on January 1, 2023 and January 1, 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Selected Financial Data
Interest income	$248,126	$182,187	$489,535	$336,465
Interest expense	(175,189)	(82,947)	(337,699)	(146,079)
Recovery of (provision for) loan losses	(22,360)	1,696	(17,327)	(1,593)
Non-interest income	304,931	51,659	349,894	139,710
Non-interest expense	(81,423)	(44,991)	(162,727)	(115,047)
Income before provision for income taxes	$274,085	$107,604	$321,676	$213,456
Income tax expense	(5,141)	(10,318)	(5,532)	(28,167)
Net income	$268,944	$97,286	$316,144	$185,289

Non-recurring pro-forma transaction costs directly attributable to the Broadmark Merger were $22.4 million and $28.0 million for the three and six months ended June 30, 2023 and 2022, respectively, and have been deducted from the non-interest expense amount above. These costs included legal, accounting, valuation, and other professional or consulting fees directly attributable to the Broadmark Merger.

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

Loans with the “Other” classification are generally SBC acquired loans that have nonconforming characteristics for the Fixed rate, Bridge, Construction, or Freddie Mac classifications due to loan size, rate type, collateral, or borrower criteria.

Loan portfolio

The table below summarizes the classification, UPB, and carrying value of loans held by the Company including loans of consolidated VIEs.

	June 30, 2023		December 31, 2022
(in thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Bridge	$1,402,220	$1,403,510	$2,236,333	$2,247,173
Fixed rate	183,991	177,774	182,415	175,285
Construction	1,334,225	1,345,230	445,814	448,923
Freddie Mac	9,969	9,861	10,040	9,932
SBA - 7(a)	490,025	509,312	491,532	509,672
Residential	3,932	3,932	4,511	4,511
Other	224,183	228,232	266,702	270,748
Total Loans, before allowance for loan losses	$3,648,545	$3,677,851	$3,637,347	$3,666,244
Allowance for loan losses	$(77,025)	$—	$(61,037)	$—
Total Loans, net	$3,571,520	$3,677,851	$3,576,310	$3,666,244
Loans in consolidated VIEs
Bridge	$5,766,352	$5,799,191	$5,098,539	$5,134,790
Fixed rate	816,223	816,566	856,345	856,914
SBA - 7(a)	55,731	60,867	64,226	70,904
Other	286,350	287,197	322,070	322,975
Total Loans, in consolidated VIEs, before allowance for loan losses	$6,924,656	$6,963,821	$6,341,180	$6,385,583
Allowance for loan losses on loans in consolidated VIEs	$(35,129)	$—	$(29,482)	$—
Total Loans, net, in consolidated VIEs	$6,889,527	$6,963,821	$6,311,698	$6,385,583
Loans, held for sale, at fair value
Fixed rate	$56,680	$68,280	$60,551	$68,280
Freddie Mac	8,601	8,556	13,791	13,611
SBA - 7(a)	33,881	31,777	44,037	41,674
Residential	134,168	133,655	134,642	133,635
Other	5,334	5,245	5,356	4,414
Total Loans, held for sale, at fair value	$238,664	$247,513	$258,377	$261,614
Total Loans, net and Loans, held for sale, at fair value	$10,699,711	$10,889,185	$10,146,385	$10,313,441
Paycheck Protection Program loans
Paycheck Protection Program loans, held-for-investment	$94,439	$97,968	$186,409	$196,222
Paycheck Protection Program loans, held at fair value	172	172	576	576
Total Paycheck Protection Program loans	$94,611	$98,140	$186,985	$196,798
Total Loan portfolio	$10,794,322	$10,987,325	$10,333,370	$10,510,239

Loan vintage and credit quality indicators

The Company monitors the credit quality of its loan portfolio based on primary credit quality indicators, such as delinquency rates. Loans that are 30 days or more past due, provide an indication of the borrower’s capacity and willingness to meet its financial obligations. In the tables below, Total Loans, net includes Loans, net in consolidated VIEs and a specific allowance for loan losses of $48.5 million, including $27.6 million of reserves of PCD loans as of June 30, 2023, and $32.8 million, including $16.0 million of reserves of PCD loans, as of December 31, 2022.

The tables below summarize the classification, UPB and carrying value of loans by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2023	2022	2021	2020	2019	Pre 2019	Total
June 30, 2023
Bridge	$7,202,701	$217,900	$2,967,747	$3,322,030	$323,328	$192,187	$134,385	$7,157,577
Fixed rate	994,340	4,008	96,750	153,782	91,441	330,915	320,163	997,059
Construction	1,345,230	75,999	272,951	282,065	111,473	427,253	136,756	1,306,497
Freddie Mac	9,861	—	—	3,850	6,119	—	—	9,969
SBA - 7(a)	570,179	46,018	106,842	73,208	35,189	68,946	210,144	540,347
Residential	3,932	1,242	2,175	151	—	—	364	3,932
Other	515,429	1,751	5,447	22,340	8,813	44,461	426,521	509,333
Total Loans, before general allowance for loan losses	$10,641,672	$346,918	$3,451,912	$3,857,426	$576,363	$1,063,762	$1,228,333	$10,524,714
General allowance for loan losses								$(63,667)
Total Loans, net								$10,461,047
	UPB	2022	2021	2020	2019	2018	Pre 2018	Total
December 31, 2022
Bridge	$7,381,963	$2,942,695	$3,575,213	$355,647	$288,957	$137,463	$27,971	$7,327,946
Fixed rate	1,032,199	96,897	154,077	92,080	343,500	134,666	213,406	1,034,626
Construction	448,923	27,532	—	10,000	348,622	42,651	—	428,805
Freddie Mac	9,932	—	3,891	6,149	—	—	—	10,040
SBA - 7(a)	580,576	110,549	79,946	36,853	77,449	89,085	158,378	552,260
Residential	4,511	1,719	725	361	422	678	606	4,511
Other	593,723	5,893	17,015	10,393	74,762	13,832	465,635	587,530
Total Loans, before general allowance for loan losses	$10,051,827	$3,185,285	$3,830,867	$511,483	$1,133,712	$418,375	$865,996	$9,945,718
General allowance for loan losses								$(57,710)
Total Loans, net								$9,888,008

The tables below present delinquency information on loans, net by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2023	2022	2021	2020	2019	Pre 2019	Total
June 30, 2023
Current and less than 30 days past due	$10,075,644	$346,523	$3,440,511	$3,773,221	$543,836	$901,519	$1,001,739	$10,007,349
30 - 59 days past due	38,252	60	6,559	30,319	—	1,971	42,050	80,959
60+ days past due	527,776	335	4,842	53,886	32,527	160,272	184,544	436,406
Total Loans, before general allowance for loan losses	$10,641,672	$346,918	$3,451,912	$3,857,426	$576,363	$1,063,762	$1,228,333	$10,524,714
General allowance for loan losses								$(63,667)
Total Loans, net								$10,461,047
	UPB	2022	2021	2020	2019	2018	Pre 2018	Total
December 31, 2022
Current and less than 30 days past due	$9,666,328	$3,099,822	$3,826,140	$501,168	$1,061,145	$298,208	$810,322	$9,596,805
30 - 59 days past due	111,992	85,403	3,483	1,634	6,654	11,190	1,948	110,312
60+ days past due	273,507	60	1,244	8,681	65,913	108,977	53,726	238,601
Total Loans, before general allowance for loan losses	$10,051,827	$3,185,285	$3,830,867	$511,483	$1,133,712	$418,375	$865,996	$9,945,718
General allowance for loan losses								$(57,710)
Total Loans, net								$9,888,008

The table below presents the gross write-offs recorded in the current period for loans by year of origination.

(in thousands)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
2023	$—	$—
2022	24	147
2021	29	169
2020	—	176
2019	294	294
Pre-2019	1,459	19,242
Total	$1,806	$20,028

The table below presents delinquency information on loans, net by portfolio.

(in thousands)	Current	30-59 days past due	60+ days past due	Total	Non-Accrual Loans	90+ days past due and Accruing
June 30, 2023
Bridge	$6,948,262	$28,750	$180,565	$7,157,577	$199,545	$—
Fixed rate	970,799	5,814	20,446	997,059	16,487	—
Construction	1,059,255	43,200	204,042	1,306,497	252,213	—
Freddie Mac	6,876	—	3,093	9,969	3,093	—
SBA - 7(a)	526,669	148	13,530	540,347	23,596	—
Residential	2,684	324	924	3,932	925	—
Other	492,804	2,723	13,806	509,333	25,532	—
Total Loans, before general allowance for loan losses	$10,007,349	$80,959	$436,406	$10,524,714	$521,391	$—
General allowance for loan losses				$(63,667)
Total Loans, net				$10,461,047
Percentage of loans outstanding	95.2%	0.7%	4.1%	100%	5.0%	0.0%
December 31, 2022
Bridge	$7,120,162	$94,823	$112,961	$7,327,946	$113,360	$—
Fixed rate	993,832	8,101	32,693	1,034,626	28,719	—
Construction	372,812	—	55,993	428,805	55,993	—
Freddie Mac	6,947	—	3,093	10,040	3,093	—
SBA - 7(a)	541,378	6,690	4,192	552,260	12,790	—
Residential	2,871	—	1,640	4,511	1,306	—
Other	558,803	698	28,029	587,530	27,544	—
Total Loans, before general allowance for loan losses	$9,596,805	$110,312	$238,601	$9,945,718	$242,805	$—
General allowance for loan losses				$(57,710)
Total Loans, net				$9,888,008
Percentage of loans outstanding	96.5%	1.1%	2.4%	100%	2.4%	0.0%

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

The table below presents quantitative information on the credit quality of loans, net.

	LTV(1)
(in thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
June 30, 2023
Bridge	$—	$69,662	$638,417	$6,218,546	$208,038	$22,914	$7,157,577
Fixed rate	7,429	35,778	410,700	514,851	24,556	3,745	997,059
Construction	48,129	113,917	371,327	673,033	58,348	41,743	1,306,497
Freddie Mac	—	—	3,025	6,944	—	—	9,969
SBA - 7(a)	8,042	46,212	86,944	178,858	86,308	133,983	540,347
Residential	—	636	711	1,330	412	843	3,932
Other	138,329	180,380	96,322	64,214	25,134	4,954	509,333
Total Loans, before general allowance for loan losses	$201,929	$446,585	$1,607,446	$7,657,776	$402,796	$208,182	$10,524,714
General allowance for loan losses							$(63,667)
Total Loans, net							$10,461,047
Percentage of loans outstanding	1.9%	4.2%	15.3%	73.0%	3.8%	1.8%
December 31, 2022
Bridge	$717	$104,606	$700,835	$6,331,353	$167,521	$22,914	$7,327,946
Fixed rate	9,102	35,459	386,040	578,456	17,056	8,513	1,034,626
Construction	10,817	12,910	26,387	349,085	24,142	5,464	428,805
Freddie Mac	—	—	3,056	6,984	—	—	10,040
SBA - 7(a)	7,275	45,366	92,592	189,733	78,577	138,717	552,260
Residential	—	934	300	901	1,716	660	4,511
Other	173,720	214,370	115,934	70,124	8,153	5,229	587,530
Total Loans, before general allowance for loan losses	$201,631	$413,645	$1,325,144	$7,526,636	$297,165	$181,497	$9,945,718
General allowance for loan losses							$(57,710)
Total Loans, net							$9,888,008
Percentage of loans outstanding	2.0%	4.2%	13.3%	75.7%	3.0%	1.8%
(1) LTV is calculated using carrying amount as a percentage of current collateral value

The table below presents the geographic concentration of loans, net, secured by real estate.

Geographic Concentration (% of UPB)	June 30, 2023	December 31, 2022
Texas	19.5%	20.1%
California	10.1	11.1
Georgia	6.7	7.6
Florida	6.5	6.3
Arizona	6.1	6.8
Oregon	5.1	4.4
New York	4.8	5.5
North Carolina	4.1	4.2
Illinois	3.8	3.9
Washington	3.4	1.6
Other	29.9	28.5
Total	100.0%	100.0%

The table below presents the collateral type concentration of loans, net.

Collateral Concentration (% of UPB)	June 30, 2023	December 31, 2022
Multi-family	65.1%	67.0%
Mixed Use	7.6	8.1
SBA	5.4	5.8
Retail	5.0	5.5
Office	4.6	4.9
Industrial	4.5	5.0
Residential	2.6	0.4
Other	5.2	3.3
Total	100.0%	100.0%

The table below presents the collateral type concentration of SBA loans within loans, net.

Collateral Concentration (% of UPB)	June 30, 2023	December 31, 2022
Lodging	22.6%	14.6%
Gasoline Service Stations	7.8	2.5
Offices of Physicians	7.3	7.5
Eating Places	7.3	3.7
Child Day Care Services	6.7	5.7
General Freight Trucking, Local	2.4	2.5
Grocery Stores	1.9	1.6
Veterinarians	1.6	1.6
Funeral Service & Crematories	1.3	1.2
Coin-Operated Laundries and Drycleaners	0.9	0.8
Other	40.2	58.3
Total	100.0%	100.0%

Allowance for credit losses

The allowance for credit losses consists of the allowance for losses on loans and lending commitments accounted for at amortized cost. Such loans and lending commitments are reviewed quarterly considering credit quality indicators, including probable and historical losses, collateral values, LTV ratios, and economic conditions.

The table below presents the allowance for loan losses by loan product and impairment methodology.

(in thousands)	Bridge	Fixed Rate	Construction	SBA - 7(a)	Residential	Other	Total Allowance for loan losses
June 30, 2023
General	$32,862	$9,048	$8,197	$11,400	$—	$2,160	$63,667
Specific	10,995	3,156	111	5,409	—	1,199	20,870
PCD	—	—	27,617	—	—		27,617
Ending balance	$43,857	$12,204	$35,925	$16,809	$—	$3,359	$112,154
December 31, 2022
General	$42,979	$2,397	$325	$10,801	$—	$1,208	$57,710
Specific	6,926	4,134	1,037	3,498	—	1,242	16,837
PCD	—	—	15,972	—	—	—	15,972
Ending balance	$49,905	$6,531	$17,334	$14,299	$—	$2,450	$90,519

The table below presents a summary of the changes in the allowance for loan losses.

(in thousands)	Bridge	Fixed Rate	Construction	SBA - 7(a)	Residential	Other	Total Allowance for loan losses
Three Months Ended June 30, 2023
Beginning balance	$40,319	$9,085	$373	$15,110	$—	$2,893	$67,780
Provision for loan losses	3,538	4,523	7,935	2,012	—	466	18,474
PCD	—	—	27,617	—	—	—	27,617
Charge-offs and sales	—	(1,404)	—	(402)	—	—	(1,806)
Recoveries	—	—	—	89	—	—	89
Ending balance	$43,857	$12,204	$35,925	$16,809	$—	$3,359	$112,154
Three Months Ended June 30, 2022
Beginning balance	$19,878	$6,524	$5,323	$13,233	60	$6,226	$51,244
Provision for (recoveries of) loan losses	(1,485)	(302)	(201)	219	(3)	(2,956)	(4,728)
Charge-offs and sales	—	—	—	(326)	—	(7)	(333)
Recoveries	—	—	—	—	—	(58)	(58)
Ending balance	$18,393	$6,222	$5,122	$13,126	$57	$3,205	$46,125
Six Months Ended June 30, 2023
Beginning balance	$49,905	$6,531	$17,334	$14,299	$—	$2,450	$90,519
Provision for (recoveries of) loan losses	(5,437)	7,177	7,872	3,407	—	909	13,928
PCD	—	—	27,617	—	—	—	27,617
Charge-offs and sales	(611)	(1,504)	(16,898)	(1,015)	—	—	(20,028)
Recoveries	—	—	—	118	—	—	118
Ending balance	$43,857	$12,204	$35,925	$16,809	$—	$3,359	$112,154
Six Months Ended June 30, 2022
Beginning balance	$19,519	$6,861	$—	$12,180	$60	$6,757	$45,377
Provision for (recoveries of) loan losses	(1,126)	(639)	122	1,491	(3)	(3,332)	(3,487)
PCD	—	—	5,000	—		—	5,000
Charge-offs and sales	—	—	—	(499)	—	(7)	(506)
Recoveries	—	—	—	(46)	—	(213)	(259)
Ending balance	$18,393	$6,222	$5,122	$13,126	$57	$3,205	$46,125

The table above excludes $3.6 million and $0.9 million of allowance for loan losses on unfunded lending commitments as of June 30, 2023 and June 30, 2022, respectively. Refer to Note 3 – Summary of Significant Accounting Policies for more information on accounting policies, methodologies and judgment applied to determine the allowance for loan losses and lending commitments.

Non-accrual loans

A loan is placed on nonaccrual status when it is probable that principal and interest will not be collected under the original contractual terms. At that time, interest income is no longer accrued.

The table below presents information on non-accrual loans.

(in thousands)	June 30, 2023	December 31, 2022
Non-accrual loans
With an allowance	$445,369	$197,101
Without an allowance	76,022	45,704
Total recorded carrying value of non-accrual loans	$521,391	$242,805
Allowance for loan losses related to non-accrual loans	$(48,471)	$(32,809)
UPB of non-accrual loans	$577,175	$278,401

	June 30, 2023	June 30, 2022
Interest income on non-accrual loans for the three months ended	$6,841	$365
Interest income on non-accrual loans for the six months ended	$14,689	$1,773

PCD loans

On May 31, 2023, the Company acquired PCD loans in connection with the Broadmark Merger. Refer to Note 5 for assets acquired and liabilities assumed in the Merger. The table below presents a reconciliation of the Company’s purchase price with the par value of the purchased loans.

(in thousands)	May 31, 2023
Unpaid principal balance	$244,932
Allowance for credit losses	(27,617)
Non-credit discount	(6,035)
Purchase price of loans classified as PCD	$211,280

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

The table below presents loan modifications made to borrowers experiencing financial difficulty.

	Three Months Ended June 30, 2023
(in thousands)	Carrying Value	% of Total Carrying Value of Loans, net	Financial Effect
SBC loans modified during the period ended
Term extension	$381,895	3.65%	18 months added to the weighted average life of the loans
SBA loans modified during the period ended
Term extension	$7	0.00%	3.0 years added to the weighted average life of the loans
Other-than-insignificant payment delay	126	0.00	9 months of payment deferral

	Six Months Ended June 30, 2023
	Carrying Value	% of Total Carrying Value of Loans, net	Financial Effect
SBC loans modified during the period ended
Term extension	$405,246	3.87%	18 months added to the weighted average life of the loans
Combination - Term extension and other-than-insignificant payment delay	28,369	0.27	12 months of payment deferral and 1.5 years added to the weighted average life of the loan
SBA loans modified during the period ended
Term extension	$17	0.00%	5.8 years added to the weighted average life of the loans
Other-than-insignificant payment delay	805	0.01	7 months of payment deferral

The Company monitors the performance of loans modified to borrowers experiencing financial difficulty. The table below presents the performance of loans that have been modified in the last 12 months to borrowers experiencing financial difficulty. The Company considers loans that are 30 days past due to be in payment default.

	Three Months Ended June 30, 2023
(in thousands)	Current	30-59 days past due	60+ days past due	Total
SBC
Term extension	$357,384	$—	$24,511	$381,895
SBA
Term extension	$7	$—	$—	$7
Other-than-insignificant payment delay	126	—	—	126

	Six Months Ended June 30, 2023
	Current	30-59 days past due	60+ days past due	Total
SBC
Term extension	$380,735	$—	$24,511	$405,246
Combination - Term extension and other-than-insignificant payment delay	—	—	28,369	28,369
SBA
Term extension	$9	$—	$8	$17
Other-than-insignificant payment delay	805	—	—	805

As of June 30, 2023, the Company did not have any lending commitments to borrowers experiencing financial difficulty for which the Company has modified the loan terms.

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

The table below presents financial instruments carried at fair value on a recurring basis.

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2023
Assets:
Money market funds (a)	$94,932	$—	$—	$94,932
Loans, held for sale, at fair value	—	181,632	57,032	238,664
Loans, net, at fair value	—	—	9,773	9,773
Paycheck Protection Program loans	—	172	—	172
MBS, at fair value	—	33,770	—	33,770
Derivative instruments, at fair value	—	8,039	716	8,755
Residential MSRs, at fair value	—	—	201,471	201,471
Investment in unconsolidated joint ventures	—	—	7,731	7,731
Preferred equity investment (b)	—	—	108,423	108,423
Total assets	$94,932	$223,613	$385,146	$703,691

Liabilities:
Derivative instruments, at fair value	$—	$2,261	$—	$2,261
Contingent consideration	—	—	15,566	15,566
Total liabilities	$—	$2,261	$15,566	$17,827
December 31, 2022
Assets:
Money market funds (a)	$44,611	$—	$—	$44,611
Loans, held for sale, at fair value	—	197,453	60,924	258,377
Loans, net, at fair value	—	—	9,786	9,786
Paycheck Protection Program loans	—	576	—	576
MBS, at fair value	—	32,041	—	32,041
Derivative instruments, at fair value	—	12,846	117	12,963
Residential MSRs, at fair value	—	—	192,203	192,203
Investment in unconsolidated joint ventures	—	—	8,094	8,094
Preferred equity investment (b)	—	—	108,423	108,423
Total assets	$44,611	$242,916	$379,547	$667,074

Liabilities:
Derivative instruments, at fair value	$—	$1,586	$—	$1,586
Contingent consideration	—	—	28,500	28,500
Total liabilities	$—	$1,586	$28,500	$30,086
(a) Money market funds are included in cash and cash equivalents on the consolidated balance sheets
(b) Preferred equity investment held through consolidated joint ventures are included in assets of consolidated VIEs on the consolidated balance sheets

The table below presents the valuation techniques and significant unobservable inputs used to value Level 3 financial instruments, using third party information without adjustment.

(in thousands)	Fair Value	Predominant Valuation Technique (a)	Type	Range	Weighted Average
June 30, 2023
Residential MSRs, at fair value	$201,471	Income Approach	Forward prepayment rate | Discount rate | Servicing expense	(b)	(b)
Investment in unconsolidated joint ventures	$7,731	Income Approach	Discount rate	9.0%	9.0%
Derivative instruments, at fair value	$716	Market Approach	Origination pull-through rate | Servicing Fee Multiple | Percentage of unpaid principal balance	60.3% - 100% | 0.9 - 16.1% | 0.2 - 3.1%	82.2% | 8.0% | 1.7%
Preferred equity investment	$108,423	Income Approach	Discount rate	10.5%	10.5%
Contingent consideration- Mosaic CER dividends	$(3,692)	Monte Carlo Simulation Model	Equity volatility | Discount rate	30.0% | 11.5%	30.0% | 11.5%
Contingent consideration- Mosaic CER units	$(11,874)	Income approach and PWERM Model	Revaluation discount rate | Discount rate	12.0% | 11.5%	12.0% | 11.5%
December 31, 2022
Residential MSRs, at fair value	$192,203	Income Approach	Forward prepayment rate | Discount rate | Servicing expense	(b)	(b)
Investment in unconsolidated joint ventures	$8,094	Income Approach	Discount rate	9.0%	9.0%
Derivative instruments, at fair value	$117	Market Approach	Origination pull-through rate | Servicing Fee Multiple | Percentage of unpaid principal balance	53.9% - 100% | 2.0 - 7.2% | 0.5 - 3.2%	83% | 4.7% | 1.6%
Preferred equity investment	$108,423	Income Approach	Discount rate	10.5%	10.5%
Contingent consideration- Mosaic CER dividends	$(4,587)	Monte Carlo Simulation Model	Equity volatility | Discount rate	35.0% | 11.9%	35.0% | 11.9%
Contingent consideration- Mosaic CER units	$(14,913)	Income approach and PWERM Model	Revaluation discount rate | Discount rate	12.0% | 11.9%	12.0% | 11.9%
(a) Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class.
(b) Refer to Note 9 - Servicing Rights for more information on residential MSRs unobservable inputs.

Included within Level 3 assets of $385.1 million as of June 30, 2023 and $379.5 million as of December 31, 2022, is $66.8 million and $70.7 million, respectively, of quoted or transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value. Included within Level 3 liabilities of $28.5 million as of December 31, 2022, is $9.0 million of quoted or transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value.

The table below presents a summary of changes in fair value for Level 3 assets and liabilities.

(in thousands)	MBS	Derivatives	Loans, net	Loans, held for sale, at fair value	Investments held to maturity	PPP loans	Residential MSRs	Investment in unconsolidated joint ventures	Contingent consideration	Preferred Equity investments	Total
Three Months Ended June 30, 2023
Beginning Balance	$—	$1,979	$9,859	$58,330	$—	$—	$188,985	$7,913	$(16,636)	$108,423	$358,853
Additions due to loans sold, servicing retained	—	—	—	—	—	—	6,000	—	—	—	6,000
Sales / Principal payments	—	—	—	(11)	—	—	(2,332)	—	—	—	(2,343)
Unrealized gains (losses), net	—	(1,263)	(86)	(1,304)	—	—	8,818	(182)	1,070	—	7,053
Transfer from loans, held for investment	—	—	—	17	—	—	—	—	—	—	17
Ending Balance	$—	$716	$9,773	$57,032	$—	$—	$201,471	$7,731	$(15,566)	$108,423	$369,580

Six Months Ended June 30, 2023
Beginning Balance	$—	$117	$9,786	$60,924	$—	$—	$192,203	$8,094	$(28,500)	$108,423	$351,047
Additions due to loans sold, servicing retained	—	—	—	—	—	—	10,593	—	—	—	10,593
Sales / Principal payments	—	—	—	(22)	—	—	(4,050)	—	9,000	—	4,928
Unrealized gains (losses), net	—	599	(13)	(3,887)	—	—	2,725	(363)	3,934	—	2,995
Transfer from loans, held for investment	—	—	—	17	—	—	—	—	—	—	17
Ending Balance	$—	$716	$9,773	$57,032	$—	$—	$201,471	$7,731	$(15,566)	$108,423	$369,580

Three Months Ended June 30, 2022
Beginning Balance	$7,014	$(2,616)	$10,722	$203,958	$17,053	$—	$159,834	$8,610	$(92,148)	$—	$312,427
Purchases or Originations	—	—	—	5,900	—	—	—	—	—	—	5,900
Additions due to loans sold, servicing retained	—	—	—	—	—	—	12,448	—	—	—	12,448
Sales / Principal payments	(1,352)	—	—	(115)	(7,296)	—	(3,614)	—	—	—	(12,377)
Realized gains (losses), net	(1,449)	—	—	(1)	(156)	—	—	—	—	—	(1,606)
Unrealized gains (losses), net	2,661	5,015	(766)	(5,014)	—	—	(15)	(171)	(400)	—	1,310
Accreted discount, net	1	—	—	—	—	—	—	—	—	—	1
Transfer to loans, held for investment	—	—	—	(3,862)	—	—	—	—	—	—	(3,862)
Transfer from Level 3	(5,209)	—	—	(3)	—	—	—	—	—	—	(5,212)
Ending Balance	$1,666	$2,399	$9,956	$200,863	$9,601	$—	$168,653	$8,439	$(92,548)	$—	$309,029

Six Months Ended June 30, 2022
Beginning Balance	$1,581	$2,339	$10,766	$231,865	$—	$3,243	$120,142	$8,894	$(16,400)	$—	$362,430
Purchases or Originations	—	—	—	23,470	—	—	—	—	—	—	23,470
Additions due to loans sold, servicing retained	—	—	—	—	—	—	22,954	—	—	—	22,954
Sales / Principal payments	(1,352)	—	—	(32,709)	(7,296)	(1,400)	(7,026)	—	9,000	—	(40,783)
Realized gains (losses), net	(1,449)	—	—	(787)	(156)	—	—	—	—	—	(2,392)
Unrealized gains (losses), net	2,705	60	(810)	(15,774)	—	—	32,583	(455)	(800)	—	17,509
Accreted discount, net	1	—	—	—	—	—	—	—	—	—	1
Merger	—	—	—	—	17,053	—		—	(84,348)	—	(67,295)
Transfer to loans, held for investment	—	—	—	(3,862)	—	—		—	—	—	(3,862)
Transfer to (from) Level 3	180	—	—	(1,340)	—	(1,843)	—	—	—	—	(3,003)
Ending Balance	$1,666	$2,399	$9,956	$200,863	$9,601	$—	$168,653	$8,439	$(92,548)	$—	$309,029

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

	June 30, 2023		December 31, 2022
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Loans, net	$10,451,274	$10,243,959	$9,878,222	$9,610,412
Paycheck Protection Program loans	94,439	94,439	186,409	196,222
Investments held to maturity	3,446	3,448	3,306	3,306
Purchased future receivables, net	12,917	12,917	8,246	8,246
Servicing rights	94,893	101,596	87,117	91,698
Total assets	$10,656,969	$10,456,359	$10,163,300	$9,909,884
Liabilities:
Secured borrowings	$2,395,687	$2,395,687	$2,846,293	$2,846,293
Paycheck Protection Program Liquidity Facility borrowings	110,838	110,838	201,011	201,011
Securitized debt obligations of consolidated VIEs, net	5,395,361	5,233,332	4,903,350	4,748,291
Senior secured note, net	344,241	306,546	343,355	312,975
Guaranteed loan financing	226,084	235,773	264,889	275,316
Convertible notes, net	114,942	115,319	114,397	113,823
Corporate debt, net	762,668	716,825	662,665	614,744
Total liabilities	$9,349,821	$9,114,320	$9,335,960	$9,112,453

Note 8. Investments held to maturity

The table below presents information about investments held to maturity as of June 30, 2023 and December 31, 2022.

	Weighted
	Average			Gross	Gross
	Interest	Amortized		Unrealized	Unrealized
(in thousands)	Rate (a)	Cost	Fair Value	Gains	Losses
June 30, 2023
Less than one year	12.0%	$446	$446	$—	$—
Construction preferred equities	12.0%	$446	$446	$—	$—
One to five years	10.0%	$3,000	$3,000	$—	$—
Multi-family preferred equities	10.0%	$3,000	$3,000	$—	$—
Total investments held to maturity	10.3%	$3,446	$3,446	$—	$—
December 31, 2022
Less than one year	12.0%	$306	$306	$—	$—
Construction preferred equities	12.0%	$306	$306	$—	$—
One to five years	10.0%	$3,000	$3,000	$—	$—
Multi-family preferred equities	10.0%	$3,000	$3,000	$—	$—
Total investments held to maturity	10.3%	$3,306	$3,306	$—	$—
(a) Weighted based on current principal balance

Provision for credit losses on held to maturity securities was not material for the three and six months ended June 30, 2023 or June 30, 2022.

Note 9. Servicing rights

The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The Company’s servicing fees are specified by pooling and servicing agreements.

The table below presents information about servicing rights.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
SBA servicing rights, at amortized cost
Beginning net carrying amount	$22,040	$22,891	$19,756	$22,157
Additions due to loans sold, servicing retained	2,043	2,045	3,555	3,779
Amortization	(921)	(1,000)	(1,756)	(1,949)
Recovery (impairment)	1,166	(2,266)	2,773	(2,317)
Ending net carrying amount	$24,328	$21,670	$24,328	$21,670
Multi-family servicing rights, at amortized cost
Beginning net carrying amount	$67,911	$61,418	$67,361	$62,300
Additions due to loans sold, servicing retained	5,311	4,164	8,392	5,627
Amortization	(2,657)	(2,394)	(5,188)	(4,739)
Ending net carrying amount	$70,565	$63,188	$70,565	$63,188
Total servicing rights, at amortized cost	$94,893	$84,858	$94,893	$84,858
Residential MSRs, at fair value
Beginning net carrying amount	$188,985	$159,834	$192,203	$120,142
Additions due to loans sold, servicing retained	6,000	12,448	10,593	22,954
Loan pay-offs	(2,332)	(3,614)	(4,050)	(7,026)
Unrealized gains (losses)	8,818	(15)	2,725	32,583
Ending fair value amount	$201,471	$168,653	$201,471	$168,653
Total servicing rights	$296,364	$253,511	$296,364	$253,511

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

The table below presents additional information about SBA and multi-family servicing rights.

	As of June 30, 2023		As of December 31, 2022
(in thousands)	UPB	Carrying Value	UPB	Carrying Value
SBA	$1,100,239	$24,328	$1,019,770	$19,756
Multi-family	5,264,796	70,565	4,839,028	67,361
Total	$6,365,035	$94,893	$5,858,798	$87,117

The table below presents significant assumptions used in the estimated valuation of SBA and multi-family servicing rights carried at amortized cost.

	June 30, 2023				December 31, 2022
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA servicing rights
Forward prepayment rate	9.9	-	21.9%	10.2%	10.2	-	21.6%	10.6%
Forward default rate	0.0	-	10.0%	9.4%	0.0	-	10.0%	9.2%
Discount rate	13.6	-	22.5%	14.0%	18.0	-	31.4%	18.7%
Servicing expense	0.4	-	0.4%	0.4%	0.4	-	0.4%	0.4%

Multi-family servicing rights
Forward prepayment rate	0.0	-	7.5%	3.6%	0.0	-	7.2%	3.5%
Forward default rate	0.0	-	1.1%	0.8%	0.0	-	1.1%	0.8%
Discount rate	6.0	-	6.0%	6.0%	6.0	-	6.0%	6.0%
Servicing expense	0.0	-	0.8%	0.1%	0.0	-	0.8%	0.1%

Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The table below presents the possible impact of 10% and 20% adverse changes to key assumptions on SBA and multi-family servicing rights.

(in thousands)	June 30, 2023	December 31, 2022
SBA servicing rights
Forward prepayment rate
Impact of 10% adverse change	$(782)	$(578)
Impact of 20% adverse change	$(1,518)	$(1,125)
Default rate
Impact of 10% adverse change	$(169)	$(125)
Impact of 20% adverse change	$(336)	$(249)
Discount rate
Impact of 10% adverse change	$(949)	$(861)
Impact of 20% adverse change	$(1,822)	$(1,642)
Servicing expense
Impact of 10% adverse change	$(1,533)	$(1,228)
Impact of 20% adverse change	$(3,067)	$(2,455)
Multi-family servicing rights
Forward prepayment rate
Impact of 10% adverse change	$(267)	$(271)
Impact of 20% adverse change	$(528)	$(537)
Default rate
Impact of 10% adverse change	$(20)	$(22)
Impact of 20% adverse change	$(41)	$(44)
Discount rate
Impact of 10% adverse change	$(2,220)	$(2,057)
Impact of 20% adverse change	$(4,327)	$(4,012)
Servicing expense
Impact of 10% adverse change	$(2,643)	$(2,685)
Impact of 20% adverse change	$(5,286)	$(5,370)

The table below presents estimated future amortization expense for SBA and multi-family servicing rights.

(in thousands)	June 30, 2023
2023	$7,692
2024	13,208
2025	11,881
2026	10,518
2027	9,333
Thereafter	42,261
Total	$94,893

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

The table below presents additional information about residential MSRs carried at fair value.

	June 30, 2023		December 31, 2022
(in thousands)	UPB	Fair Value	UPB	Fair Value
Fannie Mae	$4,542,637	$67,532	$4,492,990	$64,914
Freddie Mac	4,570,335	71,327	4,499,992	68,208
Ginnie Mae	3,154,566	62,612	3,085,038	59,081
Total	$12,267,538	$201,471	$12,078,020	$192,203

The table below presents significant assumptions used in the valuation of residential MSRs carried at fair value.

	June 30, 2023				December 31, 2022
	Range of input values			Weighted Average	Range of input values			Weighted Average
Residential MSRs
Forward prepayment rate	5.5	-	16.9%	6.8%	6.0	-	21.5%	6.3%
Discount rate	9.5	-	13.8%	10.1%	9.5	-	12.0%	10.1%
Servicing expense	$70	-	$95	$74	$70	-	$85	$74

Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The table below presents the possible impact of 10% and 20% adverse changes to key assumptions on the fair value of residential MSRs.

(in thousands)	June 30, 2023	December 31, 2022
Residential MSRs
Prepayment rate
Impact of 10% adverse change	$(5,810)	$(5,620)
Impact of 20% adverse change	$(11,312)	$(10,948)
Discount rate
Impact of 10% adverse change	$(9,306)	$(8,906)
Impact of 20% adverse change	$(17,834)	$(17,066)
Servicing expense
Impact of 10% adverse change	$(2,732)	$(2,689)
Impact of 20% adverse change	$(5,465)	$(5,378)

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

The table below presents the components of residential mortgage banking activities and associated variable expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Realized and unrealized gain (loss) of residential mortgage loans held for sale, at fair value	$2,084	$(7,886)	$4,975	$(12,973)
Creation of new MSRs, net of payoffs	3,668	8,834	6,543	15,928
Loan origination fee income on residential mortgage loans	3,911	4,749	6,437	8,859
Unrealized gain (loss) on IRLCs and other derivatives	221	(2,750)	1,098	(443)
Residential mortgage banking activities	$9,884	$2,947	$19,053	$11,371

Variable income (expenses) on residential mortgage banking activities	$(6,574)	$4,532	$(12,059)	$3,553

Note 11. Secured borrowings

The table below presents certain characteristics of secured borrowings.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	June 30, 2023	December 31, 2022
3	SBA loans	October 2023 - March 2025	SOFR + 2.86% Prime - 0.82%	$250,000	$276,395	$191,763	$160,903
2	SBC loans - USD	February 2024 – December 2024	SOFR + 6.82%	360,000	365,985	138,267	111,966
1	SBC loans - Non-USD (4)	June 2026	SONIA + 3.25%	127,030	56,284	37,395	61,596
5	Residential loans	October 2023 – August 2024	Variable Pricing	390,000	134,354	131,015	132,658
1	Residential MSRs	February 2026	SOFR + 3.00%	120,000	138,859	97,881	49,900
1	Purchased future receivables	October 2025	SOFR + 4.50%	50,000	12,917	7,000	—
Total borrowings under credit facilities and other financing agreements				$1,297,030	$984,794	$603,321	$517,023
8	SBC loans	November 2023 – June 2026	1 MT + 2.00% SOFR + 2.67%	$4,420,500	$1,852,685	$1,384,451	$1,905,358
1	SBC loans - Non-USD (4)	January 2024	EURIBOR + 3.00%	218,180	54,499	40,846	—
6	MBS	July 2023 - January 2024	7.30%	367,069	751,311	367,069	423,912
Total borrowings under repurchase agreements				$5,005,749	$2,658,495	$1,792,366	$2,329,270
Total secured borrowings				$6,302,779	$3,643,289	$2,395,687	$2,846,293

(1) Represents the total number of facility lenders.

(2) Current maturity does not reflect extension options available beyond original commitment terms.

(3) Asset class pricing is determined using an index rate plus a weighted average spread.

(4) Non-USD denominated credit facilities and repurchase agreements have been converted into USD for purposes of this disclosure.

In the table above, the agreements governing secured borrowings require maintenance of certain financial and debt covenants. As of both June 30, 2023 and December 31, 2022, certain financing counterparties covenants calculations were amended to exclude the PPPLF from certain covenant calculations. As of both June 30, 2023 and December 31, 2022 the Company was in compliance with all debt and financial covenants.

The table below presents the carrying value of collateral pledged with respect to secured borrowings outstanding.

	Pledged Assets Carrying Value
(in thousands)	June 30, 2023	December 31, 2022
Collateral pledged - borrowings under credit facilities and other financing agreements
Loans, held for sale, at fair value	$149,009	$146,721
Loans, net	684,009	630,910
MSRs	138,859	133,122
Purchased future receivables	12,917	—
Total	$984,794	$910,753
Collateral pledged - borrowings under repurchase agreements
Loans, net	$1,839,239	$2,496,880
MBS	27,129	27,015
Retained interest in assets of consolidated VIEs	724,182	753,099
Loans, held for sale, at fair value	56,681	60,551
Loans, held at fair value	9,773	3,974
Real estate acquired in settlement of loans	1,491	1,491
Total	$2,658,495	$3,343,010
Total collateral pledged on secured borrowings	$3,643,289	$4,253,763

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

As of June 30, 2023, the Company was in compliance with all covenants with respect to the Senior Secured Notes.

Convertible notes, net

On August 9, 2017, the Company closed an underwritten public sale of $115.0 million aggregate principal amount of its 7.00% convertible senior notes due 2023 (“Convertible Notes”). As of June 30, 2023, the conversion rate was 1.6548 shares of common stock per $25 principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $15.11 per share of common stock. Upon conversion, holders will receive, at the Company’s discretion, cash, shares of the Company’s common stock or a combination thereof.

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

As of June 30, 2023, the Company was in compliance with all covenants with respect to the Convertible Notes.

Corporate debt, net

The Company issues senior unsecured notes in public and private transactions. The notes are governed by a base indenture and supplemental indentures. Often, the notes are redeemable by us following a non-call period, through the payment of the outstanding principal balance plus a “make-whole” or other premium that typically decreases the closer the notes are to maturity. The Company often is required to offer to repurchase the notes, in some cases at 101% of the principal balance of the notes, in the event of a change in control or fundamental change pertaining to our company, as defined in the applicable supplemental indentures. The notes rank equal in right of payment to any of its existing and future unsecured and unsubordinated indebtedness; effectively junior in right of payment to any of its existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness, other liabilities (including trade payables) and (to the extent not held by us) preferred stock, if any, of our subsidiaries. The supplemental indentures governing the notes often contain customary negative covenants and financial covenants relating to maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and limitations on transactions with affiliates.

In addition, in connection with the Broadmark Merger, RCC Merger Sub, a wholly owned subsidiary of the Company, assumed Broadmark’s obligations on certain senior unsecured notes. The note purchase agreement governing these notes contain financial covenants that require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as other customary affirmative and negative covenants.

As of June 30, 2023, the Company was in compliance with all covenants with respect to Corporate debt.

The Debt ATM Agreement

On May 20, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”), pursuant to which it may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and the Company. No such sales through the Debt ATM Program were made during the three or six months ended June 30, 2023.

The table below presents information about senior secured notes, convertible notes and corporate debt.

(in thousands)	Coupon Rate	Maturity Date	June 30, 2023
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Unamortized deferred financing costs - Senior secured notes			(5,759)
Total Senior secured notes, net			$344,241
Convertible notes principal amount (2)	7.00%	8/15/2023	115,000
Unamortized deferred financing costs - Convertible notes			(58)
Total Convertible notes, net			$114,942
Corporate debt principal amount(3)	5.50%	12/30/2028	110,000
Corporate debt principal amount(4)	6.20%	7/30/2026	104,613
Corporate debt principal amount(4)	5.75%	2/15/2026	206,270
Corporate debt principal amount(5)	6.125%	4/30/2025	120,000
Corporate debt principal amount(6)	7.375%	7/31/2027	100,000
Corporate debt principal amount(7)	5.00%	11/15/2026	100,000
Unamortized discount - corporate debt			(8,500)
Unamortized deferred financing costs - corporate debt			(5,965)
Junior subordinated notes principal amount(8)	SOFR + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(9)	SOFR + 3.10%	4/30/2035	21,250
Total corporate debt, net			$762,668
Total carrying amount of debt			$1,221,851
(1) Interest on the senior secured notes is payable semiannually on April 20 and October 20 of each year.
(2) Interest on the convertible notes is payable quarterly on February 15, May 15, August 15, and November 15 of each year.
(3) Interest on the corporate debt is payable semiannually on June 30 and December 30 of each year.
(4) Interest on the corporate debt is payable quarterly on January 30, April 30, July 30, and October 30 of each year.
(5) Interest on the corporate debt is payable semiannually on April 30 and October 30 of each year.
(6) Interest on the corporate debt is payable semiannually on January 31 and July 31 of each year.
(7) Interest on the corporate debt is payable semiannually on May 15 and November 15 of each year; assumed as part of Broadmark Merger.
(8) Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(9) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.

The table below presents the contractual maturities for senior secured notes, convertible notes, and corporate debt.

(in thousands)	June 30, 2023
2023	$115,000
2024	—
2025	120,000
2026	760,883
2027	100,000
Thereafter	146,250
Total contractual amounts	$1,242,133
Unamortized deferred financing costs, discounts, and premiums, net	(20,282)
Total carrying amount of debt	$1,221,851

Note 13. Guaranteed loan financing

Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment in the consolidated balance sheets and the portion sold is recorded as guaranteed loan financing in the liabilities section of the consolidated balance sheets. For these partial loan sales, the interest earned on the entire loan balance is recorded as interest income and the interest earned by the buyer in the partial loan sale is recorded within interest expense in the accompanying consolidated statements of income. Guaranteed loan financings are secured by loans of $226.7 million and $265.6 million as of June 30, 2023 and December 31, 2022, respectively.

The table below presents guaranteed loan financing and the related interest rates and maturity dates.

	Weighted Average	Range of	Range of
(in thousands)	Interest Rate	Interest Rates	Maturities (Years)	Ending Balance
June 30, 2023	8.36%	1.45-9.75%	2023-2046	$226,084
December 31, 2022	6.68%	1.45-8.50%	2023-2046	$264,889

The table below presents the contractual maturities of guaranteed loan financing.

(in thousands)	June 30, 2023
2023	$75
2024	596
2025	1,023
2026	3,379
2027	10,730
Thereafter	210,281
Total	$226,084

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

The table below presents additional information on the Company’s securitized debt obligations.

	June 30, 2023			December 31, 2022
	Current		Weighted	Current		Weighted
	Principal	Carrying	Average	Principal	Carrying	Average
(in thousands)	Balance	value	Interest Rate	Balance	value	Interest Rate
ReadyCap Lending Small Business Trust 2019-2	$37,916	$37,469	7.2%	$49,031	$48,518	4.0%
Sutherland Commercial Mortgage Trust 2017-SBC6	4,421	4,356	5.0	7,386	7,273	4.3
Sutherland Commercial Mortgage Trust 2019-SBC8	113,085	111,398	2.9	120,916	119,072	2.9
Sutherland Commercial Mortgage Trust 2021-SBC10	96,136	94,696	1.6	109,622	107,969	1.6
ReadyCap Commercial Mortgage Trust 2015-2	2,070	1,872	5.1	2,726	2,442	5.1
ReadyCap Commercial Mortgage Trust 2016-3	8,966	8,870	5.2	11,950	11,787	5.1
ReadyCap Commercial Mortgage Trust 2018-4	52,967	52,079	4.6	58,838	57,857	4.3
ReadyCap Commercial Mortgage Trust 2019-5	98,803	96,788	4.7	111,184	108,859	4.5
ReadyCap Commercial Mortgage Trust 2019-6	202,604	200,437	3.4	209,930	207,464	3.3
ReadyCap Commercial Mortgage Trust 2022-7	192,537	189,788	4.2	197,498	194,456	4.2
Ready Capital Mortgage Financing 2019-FL3	49,387	49,387	7.1	59,508	59,508	3.5
Ready Capital Mortgage Financing 2020-FL4	—	—	—	192,419	192,213	4.8
Ready Capital Mortgage Financing 2021-FL5	342,100	341,140	6.3	415,166	413,101	3.1
Ready Capital Mortgage Financing 2021-FL6	449,854	447,084	6.0	502,220	497,891	2.9
Ready Capital Mortgage Financing 2021-FL7	698,848	695,062	6.3	743,848	738,246	3.2
Ready Capital Mortgage Financing 2022-FL8	883,675	878,364	6.6	913,675	906,307	3.7
Ready Capital Mortgage Financing 2022-FL9	568,241	562,483	7.8	587,722	579,823	5.9
Ready Capital Mortgage Financing 2022-FL10	652,364	645,335	7.6	651,460	642,578	7.9
Ready Capital Mortgage Financing 2023-FL11	482,449	475,888	7.9	—	—	—
Ready Capital Mortgage Financing 2023-FL12	506,570	499,616	7.9	—	—	—
Total	$5,442,993	$5,392,112	6.6%	$4,945,099	$4,895,364	4.3%

The table above excludes non-company sponsored securitized debt obligations of $3.2 million and $8.0 million that are consolidated in the consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.

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

Consolidated VIEs. The Company consolidates variable interests held in an acquired joint venture investment for which it is the primary beneficiary. The equity held by the remaining owners and their portions of net income (loss) are reflected in stockholders’ equity on the consolidated balance sheets as Non-controlling interests and in the consolidated statements of income as Net income attributable to noncontrolling interests, respectively. As of June 30, 2023, the Company’s financial results on joint venture investments identified as consolidated VIEs were not material.

Assets and liabilities of consolidated VIEs

The table below presents assets and liabilities of consolidated VIEs.

(in thousands)	June 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$345	$997
Restricted cash	126,566	77,062
Loans, net	6,889,527	6,311,698
Preferred equity investment	108,423	108,423
Other assets	82,565	54,580
Total assets	$7,207,426	$6,552,760
Liabilities:
Securitized debt obligations of consolidated VIEs, net	5,395,361	4,903,350
Due to third parties	2,970	3,727
Total liabilities	$5,398,331	$4,907,077

Assets of unconsolidated VIEs

The table below reflects variable interests in identified VIEs for which the Company is not the primary beneficiary.

	Carrying Amount		Maximum Exposure to Loss (1)
(in thousands)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
MBS, at fair value(2)	$24,731	$24,408	$24,731	$24,408
Investment in unconsolidated joint ventures	122,504	118,641	122,504	118,641
Total assets in unconsolidated VIEs	$147,235	$143,049	$147,235	$143,049
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Interest income
Loans
Bridge	$165,788	$82,499	$326,219	$147,479
Fixed rate	12,164	14,468	25,192	28,939
Construction	22,337	7,243	34,503	9,000
SBA - 7(a)	15,335	9,742	30,256	19,121
PPP	3,435	19,282	6,442	36,140
Residential	72	31	112	50
Other	7,857	10,055	16,232	20,291
Total loans (1)	$226,988	$143,320	$438,956	$261,020
Held for sale, at fair value, loans
Fixed rate	$701	$2,236	$1,436	$4,293
Residential	1,808	2,198	3,373	4,298
Other	24	331	31	545
Total loans, held for sale, at fair value (1)	$2,533	$4,765	$4,840	$9,136
Investments held to maturity	$12	$3,612	$20	$4,219
Preferred equity investment (1)	$2,193	$—	$4,361	$—
MBS, at fair value	$1,158	$1,974	$2,280	$3,701
Total interest income	$232,884	$153,671	$450,457	$278,076
Interest expense
Secured borrowings	$(49,595)	$(28,147)	$(96,341)	$(47,770)
Paycheck Protection Program Liquidity Facility borrowings	(124)	(459)	(288)	(1,147)
Securitized debt obligations of consolidated VIEs	(99,558)	(33,804)	(190,159)	(58,055)
Guaranteed loan financing	(4,693)	(3,186)	(9,565)	(6,271)
Senior secured note	(4,397)	(4,380)	(8,778)	(8,737)
Convertible note	(2,188)	(2,188)	(4,376)	(4,376)
Corporate debt	(11,979)	(8,663)	(23,421)	(15,488)
Total interest expense	$(172,534)	$(80,827)	$(332,928)	$(141,844)
Net interest income before provision for loan losses	$60,350	$72,844	$117,529	$136,232
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

		June 30, 2023			December 31, 2022
		Notional	Derivative	Derivative	Notional	Derivative	Derivative
(in thousands)	Primary Underlying Risk	Amount	Asset	Liability	Amount	Asset	Liability
IRLCs	Interest rate risk	$152,220	$716	$—	$205,204	$117	$—
Interest Rate Swaps - not designated as hedges(1)	Interest rate risk	217,931	18,078	—	216,381	19,366	—
Interest Rate Swaps - designated as hedges(1)	Interest rate risk	416,139	31,611	—	266,139	33,863	—
TBA Agency Securities(1)	Market risk	161,500	586	(39)	134,150	796	(749)
FX forwards	Foreign exchange rate risk	47,387	238	(2,261)	47,834	1,123	(1,319)
Total		$995,177	$51,229	$(2,300)	$869,708	$55,265	$(2,068)

(1) Refer to Note 23 – Offsetting Assets and Liabilities for further details.

The table below presents gains and losses on derivatives.

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Net Realized	Net Unrealized	Net Realized	Net Unrealized
(in thousands)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Interest rate swaps	$9,682	$3,853	$13,368	$(4,606)
TBA Agency Securities	—	1,485	—	500
IRLCs	—	(1,263)	—	599
FX forwards	745	(1,364)	745	(1,826)
Total	$10,427	$2,711	$14,113	$(5,333)
	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Net Realized	Net Unrealized	Net Realized	Net Unrealized
	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Interest rate swaps	$(688)	$13,873	$(2,493)	$40,575
TBA Agency Securities	—	(7,765)	—	(501)
IRLCs	—	5,016	—	59
FX forwards	1,546	81	2,226	312
Total	$858	$11,205	$(267)	$40,445

In the table above:

●	Gains (losses) on interest rate swaps and FX forwards are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of income.
●	For qualifying hedges of interest rate risk on interest rate swaps, the effective portion relating to the unrealized gain (loss) on derivatives are recorded in AOCI.
●	Gains (losses) on residential mortgage banking activity TBAs and IRLCs are recorded in residential mortgage banking activities in the consolidated statements of income.

The table below summarizes the gains and losses on derivatives which have qualified for hedge accounting.

(in thousands)	Derivatives - effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives - effective portion recorded in OCI	Total change in OCI for period
Interest rate hedges - forecasted transactions:
Three Months Ended June 30, 2023	$(294)	$—	$(294)	$2,199	$2,493
Three Months Ended June 30, 2022	$(438)	$—	$(438)	$(87)	$351
Six Months Ended June 30, 2023	$(592)	$—	$(592)	$(1,904)	$(1,312)
Six Months Ended June 30, 2022	$(692)	$—	$(692)	$(128)	$564

In the table above:

●	Forecasted transactions on interest rates consists of benchmark interest rate hedges of SOFR and LIBOR-indexed floating-rate liabilities.
●	Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.
●	Amounts recorded in OCI for the period represents after tax amounts.

Note 17. Real estate owned, held for sale

The table below presents details on the real estate owned, held for sale portfolio.

(in thousands)	June 30, 2023		December 31, 2022
Acquired Portfolio:
Mixed Use	$2,205		$35,361
Multi-family	41,119		48,768
Lodging	9,764		—
Residential	70,219		—
Services	375		—
Office	22,303		—
Land	71,286		—
Total Acquired REO	$217,271	(1)	$84,129
Other REO held for sale:
Single Family	$24,345		$24,300
Retail	1,853		1,853
Office	7,856		6,816
Total Other REO	$34,054		$32,969
Total real estate owned, held for sale	$251,325		$117,098

(1) Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Broadmark Merger.

In the table above, Other REO excludes $15.9 million and $1.0 million as of June 30, 2023 and December 31, 2022, respectively, of real estate owned, held for sale within consolidated VIEs.

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

The table below presents the management fee payable to the Manager.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Management fee - total	$5.8 million	$5.5 million	$10.9 million	$8.7 million
Management fee - amount unpaid	$10.9 million	$5.3 million	$10.9 million	$5.3 million

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

The table below presents the incentive fee payable to the Manager.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Incentive fee distribution - total	$0.1 million	$—	$1.8 million	$—
Incentive fee distribution - amount unpaid	$1.8 million	$—	$1.8 million	$—

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

The table below presents reimbursable expenses payable to the Manager.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reimbursable expenses payable to Manager - total	$2.8 million	$2.3 million	$5.7 million	$5.8 million
Reimbursable expenses payable to Manager - amount unpaid	$2.8 million	$4.9 million	$2.8 million	$4.9 million

Co-Investment with Manager

On July 15, 2022, the Company closed on a $125.0 million commitment to invest into a parallel vehicle, Waterfall Atlas Anchor Feeder, LLC (the “Fund”), a fund managed by the Manager, in exchange for interests in the Fund. In exchange for the Company’s commitment, the Company is entitled to 15% of any carried interest distributions received by the general partner of the Fund such that over the life of the Fund, the Company receives an internal rate of return of 1.5% over the internal rate of return of the Fund. The Fund focuses on commercial real estate equity through the acquisition of distressed and value-add real estate across property types with local operating partners. As of June 30, 2023, the Company has contributed $45.8 million of cash into the Fund for a remaining commitment of $79.2 million.

Note 19. Other assets and other liabilities

The table below presents the composition of other assets and other liabilities.

(in thousands)	June 30, 2023	December 31, 2022
Other assets:
Goodwill	$37,818	$37,818
Deferred loan exit fees	34,814	36,669
Accrued interest	42,193	34,951
Due from servicers	31,874	24,078
Intangible assets	17,520	16,308
Receivable from third party	23,164	15,114
Deferred financing costs	7,436	5,176
Deferred tax asset	977	977
Right-of-use lease asset	5,540	1,687
Other assets	19,355	16,991
Other assets	$220,691	$189,769
Accounts payable and other accrued liabilities:
Accrued salaries, wages and commissions	$33,741	$38,245
Accrued interest payable	28,596	34,785
Servicing principal and interest payable	11,424	13,163
Deferred tax liability	30,886	30,885
Repair and denial reserve	9,902	10,846
Payable to related parties	12,713	7,815
Accrued PPP related costs	145	4,016
Accrued professional fees	2,187	2,804
Lease payable	9,282	1,778
Other liabilities	20,775	32,183
Total accounts payable and other accrued liabilities	$159,651	$176,520

Goodwill

The table below presents the carrying value of goodwill by reportable segment.

(in thousands)	June 30, 2023	December 31, 2022
SBC Lending and Acquisitions	$26,612	$26,612
Small Business Lending	11,206	11,206
Total	$37,818	$37,818

Intangible assets

The table below presents information on intangible assets.

(in thousands)	June 30, 2023	December 31, 2022	Estimated Useful Life
Customer Relationships - Red Stone	$6,114	$6,293	19 years
Internally developed software to be sold, leased, or marketed	5,104	3,092	5 years
Trade name - Red Stone	2,500	2,500	Indefinite life
Internally developed software - Knight Capital	1,478	1,794	6 years
SBA license	1,000	1,000	Indefinite life
Favorable lease	465	520	12 years
Trade name - Knight Capital	342	416	6 years
Trade name - GMFS	295	337	15 years
Broker network - Knight Capital	222	356	4.5 years
Total intangible assets	$17,520	$16,308

The amortization expense related to intangible assets was $0.4 million and $0.8 million for the three and six months ended June 30, 2023 and $0.4 million and $0.8 million for the three and six months ended June 30, 2022. Such amounts are recorded as other operating expenses in the consolidated statements of income.

The table below presents accumulated amortization for finite-lived intangible assets.

(in thousands)	June 30, 2023
Internally developed software - Knight Capital	$2,322
Favorable lease	1,015
Trade name - GMFS	928
Broker network - Knight Capital	977
Trade name - Knight Capital	537
Internally developed software to be sold, leased, or marketed	579
Customer Relationship - Red Stone	685
Total accumulated amortization	$7,043

The table below presents amortization expense related to finite-lived intangible assets for the subsequent five years.

(in thousands)	June 30, 2023
2023	$1,368
2024	2,527
2025	2,281
2026	1,614
2027	1,479
Thereafter	4,751
Total	$14,020

Loan indemnification reserve

A liability has been established for potential losses related to representations and warranties made by GMFS for loans sold with a corresponding provision recorded for loan indemnification losses. The liability is included in accounts payable and other accrued liabilities in the Company's consolidated balance sheets and the provision for loan indemnification losses is included in variable expenses on residential mortgage banking activities, in the Company's consolidated statements of income. In assessing the adequacy of the liability, management evaluates various factors including historical repurchases and indemnifications, historical loss experience, known delinquent and other problem loans, outstanding repurchase demand, historical rescission rates and economic trends and conditions in the industry. Actual losses incurred are reflected as a reduction of the reserve liability. As of June 30, 2023 and December 31, 2022, the loan indemnification reserve was $2.3 million and $2.9 million, respectively.

Due to the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. As of June 30, 2023 and December 31, 2022, the reasonably possible loss above the recorded loan indemnification reserve was not material.

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

The Company has participated in the PPP as both direct lender and service provider. Under the CARES Act, the Company originated $109.5 million of PPP loans and was a Lender Service Provider (“LSP”) for $2.5 billion of PPP loans. For the Company’s originations as direct lender, it elected the fair value option and thus, classified the loans as held at fair value on the consolidated balance sheets. Fees totaling $5.2 million were recognized in the period of origination. For loans processed under the LSP, the Company was obligated to perform certain services including: 1) assistance and services to the third-party in the underwriting, marketing, processing and funding of loans, 2) processing forgiveness of the loans with the SBA and 3) servicing and management of subsequently resulting PPP loan portfolios. Such loans are not carried on the consolidated balance sheet and fees totaling $43.3 million were recognized as services were performed. Unrecognized fees as of June 30, 2023 were $0.1 million. Expenses related to PPP loans under the CARES Act are recognized in the period in which they are incurred.

The table below presents details about the Company’s assets and liabilities related to its PPP activities.

(in thousands)	June 30, 2023	December 31, 2022
Assets
Paycheck Protection Program loans	$94,439	$186,409
Paycheck Protection Program loans, at fair value	172	576
PPP fee receivable	290	328
Accrued interest receivable	1,594	3,196
Total PPP related assets	$96,495	$190,509
Liabilities
Paycheck Protection Program Liquidity Facility borrowings	$110,838	$201,011
Interest payable	836	1,176
Deferred LSP revenue	65	122
Accrued PPP related costs	145	4,016
Payable to third parties	256	277
Repair and denial reserve	3,517	4,878
Total PPP related liabilities	$115,657	$211,480

In the table above,

●	Originations of PPP loans under the Economic Aid Act were $2.2 billion. These loans are classified as held-for-investment and are accounted for under ASC 310.
●	Total net fees of $123.7 million are deferred over the expected life of the loans and will be recognized as interest income.
●	As of June 30, 2023, PPPLF borrowings exceed PPP loans on the balance sheet due to net fees of $3.5 million. In addition, PPP loans are forgiven before the related PPPLF borrowings are repaid. These proceeds are unrestricted and held in cash and cash equivalents on the consolidated balance sheet.

The table below presents details about the Company’s income and expenses related to its pre-tax PPP activities.

	Three Months Ended June 30,		Six Months Ended June 30,		Financial statement account
(in thousands)	2023	2022	2023	2022
Income
LSP fee income	$32	$5,273	$57	$5,310	Servicing income
Interest income	3,435	19,282	6,442	36,140	Interest income
Repair and denial reserve	1,799	2,156	1,518	4,400	Other income - change in repair and denial reserve
Total PPP related income	$5,266	$26,711	$8,017	$45,850
Expense
Direct operating expenses	$115	$191	$233	$341	Other operating expenses - origination costs
Interest expense	124	459	288	1,147	Interest expense
Total PPP related expenses	$239	$650	$521	$1,488
Net PPP related income	$5,027	$26,061	$7,496	$44,362

Other income and expenses

The table below presents the composition of other income and operating expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Other income:
Origination income	$6,316	$2,725	$10,928	$4,379
Change in repair and denial reserve	527	1,305	328	3,498
Employee retention credit consulting income	8,481	303	18,156	303
Other	3,245	4,001	9,040	6,655
Total other income	$18,569	$8,334	$38,452	$14,835
Other operating expenses:
Origination costs	$1,744	$2,168	$3,399	$7,102
Technology expense	2,156	2,376	4,270	4,416
Impairment on real estate	—	840	3,418	2,667
Rent and property tax expense	1,381	1,564	2,781	2,659
Recruiting, training and travel expense	875	524	1,623	826
Marketing expense	459	596	1,016	924
Other	4,626	6,304	9,052	8,431
Total other operating expenses	$11,241	$14,372	$25,559	$27,025

Note 21. Redeemable Preferred Stock and Stockholders’ Equity

Common stock dividends

The table below presents dividends declared by the board of directors on common stock during the last twelve months.

Declaration Date	Record Date	Payment Date	Dividend per Share
June 15, 2022	June 30, 2022	July 29, 2022	$0.42
September 15, 2022	September 30, 2022	October 31, 2022	$0.42
December 15, 2022	December 30, 2022	January 31, 2023	$0.40
March 15, 2023	March 31, 2023	April 28, 2023	$0.40
May 15, 2023	May 30, 2023	June 15, 2023	$0.26
May 15, 2023	June 30, 2023	July 31, 2023	$0.14

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

In 2023, 2022, and 2021, the Company granted 413,852, 327,692, and 287,787, respectively, of time-based RSAs to certain key employees. These awards generally vest ratably in equal annual installments over a three-year period based solely on continued employment or service. Additionally, the 2021 RSAs as noted above include the 128,533 shares of common stock issued to Red Stone executives as part of the Red Stone acquisition. The Company further granted in these years 72,795, 45,162, and 36,968, respectively, of time-based RSAs and RSUs to directors of the Company, which vest ratably in equal installments quarterly over a one-year period. Directors have the option to defer receipt of shares and receive as RSUs at a later settlement date of their choosing. Dividends are paid on all above-mentioned time-based awards, vested and non-vested. Additionally, as part of the Broadmark Merger, the Company assumed the Broadmark RSU awards and converted them into 736,666 Company RSUs after applying the Exchange Ratio. The Broadmark RSUs have the same terms and conditions as were applicable to them prior to the Broadmark Merger and, accordingly, are not dividend eligible.

The table below summarizes RSU and RSA activity.

	Restricted Stock Units/Awards
(in thousands, except share data)	Number of Shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, December 31, 2022	827,163	$12,258	$14.82
Granted	441,296	5,728	12.98
Vested	(333,470)	(4,946)	14.83
Forfeited	(4,536)	(61)	13.62
Outstanding, March 31, 2023	930,453	$12,979	$13.95
Granted	782,017	8,005	10.24
Vested	(356,317)	(3,689)	10.35
Forfeited	(8,074)	(108)	13.44
Outstanding. June 30, 2023	1,348,079	$17,187	$12.75

The Company recognized $2.0 million and $3.9 million for the three and six months ended June 30, 2023, respectively, and $2.1 million and $4.1 million for the three and six months ended June 30, 2022, respectively, of non-cash compensation expense related to its stock-based incentive plan in the consolidated statements of income. As of June 30, 2023 and December 31, 2022, approximately $13.8 million and $12.3 million, respectively, of non-cash compensation expense related to unvested awards had not yet been charged to net income. These costs are expected to be amortized into compensation expense ratably over the course of the remaining vesting periods.

Performance-based equity awards

2023 performance-based equity awards. In June 2023, the Company granted to certain key employees 222,552 shares of performance-based equity awards based on the achievement of performance metrics by the end of 2024 in relation to the Broadmark Merger. The awards are allocated 30% to awards that vest based on cost savings in 2024 as a percentage of the pre-merger Broadmark expense run rate, 15% to awards that vest based on the volume of Broadmark product originated from the time of the merger through the end of 2024, 30% to awards that vest based on the generation of incremental liquidity from asset level financing, portfolio run-off, sales or corporate re-levering through the end of 2024, and 25% to awards that vest based on distributable return on equity (“ROE”) for 2024. Subject to the level of achievement of these metrics during the vesting period, the actual number of shares that the key employees receive may range from 0% to 200% of the target shares granted. The fair value of the performance-based equity awards granted is recorded as compensation expense over the vesting period and will vest 2/3rds on December 31, 2024, and 1/3rd on December 31, 2025, with an offsetting increase in stockholders’ equity. Any awards earned on December 31, 2024 based on achievement of the applicable performance metrics but vesting on December 31, 2025 will convert into RSAs that are eligible to vest on December 31, 2025 based on the key employee’s continued employment or service through that date.

In February 2023, the Company granted to certain key employees 92,451 shares of performance-based equity awards which are allocated 50% to awards that vest based on distributable return on equity (“ROE”) for the three-year forward-looking period ending December 31, 2025 and 50% to awards that vest based on relative total shareholder return (“TSR”) for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the distributable ROE metric and relative TSR achieved during the vesting period, the actual number of shares that the key employees receive at the end of the period may range from 0% to 200% of the target shares granted. The fair value of the performance-based equity awards granted is recorded as compensation expense over the vesting period and will cliff vest at the end of a three year vesting period, with an offsetting increase in stockholders’ equity.

2022 performance-based equity awards. In February 2022, the Company granted to certain key employees 84,566 shares of performance-based equity awards which are allocated 50% to awards that vest based on distributable ROE for the three-year forward-looking period ending December 31, 2024 and 50% to awards that vest based on relative TSR for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the distributable ROE metric and relative TSR achieved during the vesting period, the actual number of shares that the key employees receive at the end of the period may range from 0% to 200% of the target shares granted. The fair value of the performance-based equity awards granted is recorded as compensation expense over the vesting period and will cliff vest at the end of a three year vesting period, with an offsetting increase in stockholders’ equity.

2021 performance-based equity awards. In February 2021, the Company granted to certain key employees, 43,327 shares of performance-based equity awards which are allocated 50% to awards that vest based on absolute TSR for the three-year forward-looking period ending December 31, 2023 and 50% to awards that vest based on TSR for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the absolute and relative TSR achieved during the vesting period, the actual number of shares that the key employees receive at the end of the period may range from 0% to 300% of the target shares granted. The fair value of the performance-based equity awards granted is recorded as compensation expense over the vesting period and will cliff vest at the end of a three year vesting period, with an offsetting increase in stockholders’ equity.

Preferred Stock

In the event of a liquidation or dissolution of the Company, any outstanding preferred stock ranks senior to the outstanding common stock with respect to payment of dividends and the distribution of assets.

The Company classifies Series C Cumulative Convertible Preferred Stock, or Series C Preferred Stock, on the balance sheets using the guidance in ASC 480‑10‑S99. The Series C Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur, such as a change in control. As of June 30, 2023, the conversion rate was 1.3156 shares of common stock per $25 principal amount of the Series C Preferred Stock, which is equivalent to a conversion price of approximately $19.00 per share of common stock. As redemption under these circumstances is not solely within the Company’s control, the Series C Preferred Stock has been classified as temporary equity. The Company has analyzed whether the conversion features should be bifurcated under the guidance in ASC 815‑10 and has determined that bifurcation is not necessary.

The table below presents details on preferred equity by series.

			Preferential Cash Dividends			Carrying Value (in thousands)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference	Rate per Annum	Annual Dividend (per share)	June 30, 2023
C	335	0.0001	$25.00	6.25%	$1.56	$8,361
E	4,600	0.0001	$25.00	6.50%	$1.63	$111,378

In the table above,

●	Shareholders are entitled to receive dividends, when and as authorized by the Company's Board, out of funds legally available for the payment of dividends. Dividends for Series C Preferred Stock are payable quarterly on the 15th day of January, April, July and October of each year or if not a business day, the next succeeding business day. Dividends for Series E preferred stock are payable quarterly on or about the last day of each January, April, July and October of each year. Any dividend payable on the preferred stock for any partial dividend period will be computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends will be payable in arrears to holders of record as they appear on the Company’s records at the close of business on the last day of each of March, June, September and December, as the case may be, immediately preceding the applicable dividend payment date.

●	The Company declared dividends of $0.1 million and $1.9 million of its Series C Preferred Stock and Series E Preferred Stock during the three months ended June 30, 2023. The dividends were paid on July 14, 2023 for Series C Preferred Stock and on July 31, 2023 for Series E Preferred Stock to the holders of record as of the close of business on June 30, 2023.

●	The Company may, at its option, redeem the Series E Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. Series E Preferred Stock is not redeemable prior to June 10, 2026, except under certain conditions.

Public and Private Warrants

As part of the Broadmark Merger, the Company assumed public and private placement warrants that represented the right to purchase shares of Broadmark Common Stock. As of June 30, 2023, there were 41.7 million public warrants outstanding, each representing the right to purchase 0.1180825 shares of our common stock, and 5.2 million private placement warrants outstanding, each representing the right to purchase 0.47233 shares of common stock. In the aggregate, the Company has outstanding warrants to purchase approximately 7.4 million shares of common stock at a price of $24.34 per whole share. Settlement of outstanding warrants will be in shares of common stock, unless the Company elects (solely in the Company’s discretion) to settle warrants the Company has called for redemption in cash, and subject to customary adjustment in the event of business combinations and certain tender offers. Unless earlier redeemed, the public warrants will expire on November 19, 2024.

The liability for the private placement warrants was less than $0.1 million as of June 30, 2023 and is included in accounts payable and other accrued liabilities in the consolidated balance sheets.

Equity ATM Program

On July 9, 2021, the Company entered into an Equity Distribution Agreement, as amended on March 8, 2022 (the “Equity Distribution Agreement”), with JMP Securities LLC (the “Sales Agent”), pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $150 million, through the Sales Agent either as agent or principal (the “Equity ATM Program”). The Company made no such sales through the Equity ATM Program during the three and six months ended June 30, 2023. As of June 30, 2023, shares representing approximately $78.4 million remain available for sale under the Equity ATM Program.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share and per share amounts)	2023	2022	2023	2022
Basic Earnings
Net income	$253,373	$58,965	$290,351	$123,228
Less: Income attributable to non-controlling interest	4,490	2,874	6,325	3,649
Less: Income attributable to participating shares	2,373	2,412	4,744	4,824
Basic earnings	$246,510	$53,679	$279,282	$114,755

Diluted Earnings
Net income	$253,373	$58,965	$290,351	$123,228
Less: Income attributable to non-controlling interest	4,490	2,874	6,325	3,649
Less: Income attributable to participating shares	2,373	2,412	4,744	4,824
Add: Expenses attributable to dilutive instruments	2,319	2,319	4,638	4,638
Diluted earnings	$248,829	$55,998	$283,920	$119,393

Number of Shares
Basic — Average shares outstanding	131,651,125	114,359,026	121,219,982	101,106,777
Effect of dilutive securities — Unvested participating shares	9,932,712	10,706,466	9,876,386	10,696,654
Diluted — Average shares outstanding	141,583,837	125,065,492	131,096,368	111,803,431

EPS Attributable to RC Common Stockholders:
Basic	$1.87	$0.47	$2.30	$1.13
Diluted	$1.76	$0.45	$2.17	$1.07

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

Certain investors own OP units in the operating partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the operating partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company’s option, calculated as follows: one share of the Company’s common stock, or cash equal to the fair value of a share of the Company’s common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company’s equity is increased. As of June 30, 2023 and December 31, 2022, the non-controlling interest OP unit holders owned 1,541,241 and 1,593,983 OP units, respectively.

Note 23. Offsetting assets and liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default, including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of June 30, 2023 and December 31, 2022, the Company was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.

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

In accordance with ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, the Company is required to disclose the impact of offsetting of assets and liabilities represented in the consolidated balance sheets to enable users of the consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c) the Company intends to offset, and (d) the Company’s right of offset is enforceable at law. As of June 30, 2023 and December 31, 2022, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the consolidated balances sheets.

The table below presents the gross fair value of derivative contracts by product type, Paycheck Protection Program Liquidity Facility borrowings and secured borrowings, the amount of netting reflected in the consolidated balance sheets, as well as the amount not offset in the consolidated balance sheets as they do not meet the enforceable credit support criteria for netting under U.S. GAAP.

				Gross amounts not offset in the Consolidated Balance Sheets(1)
(in thousands)	Gross amounts of Assets / Liabilities	Gross amounts offset	Balance in Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received / Paid	Net Amount
June 30, 2023
Assets
IRLCs	$716	$—	$716	$—	$—	$716
FX forwards	238	—	238	—	—	238
TBA Agency Securities	586	39	547	—	—	547
Interest rate swaps	49,689	42,435	7,254	—	—	7,254
Total	$51,229	$42,474	$8,755	$—	$—	$8,755
Liabilities
TBA Agency Securities	$39	$39	$—	$—	$—	$—
FX forwards	2,261	—	2,261	—	—	2,261
Secured borrowings	2,395,687	—	2,395,687	2,395,687	—	—
Paycheck Protection Program Liquidity Facility	110,838	—	110,838	93,754	—	17,084
Total	$2,508,825	$39	$2,508,786	$2,489,441	$—	$19,345
December 31, 2022
Assets
IRLCs	$117	$—	$117	$—	$—	$117
FX forwards	1,123	—	1,123	—	—	1,123
TBA Agency Securities	796	482	314	—	—	314
Interest rate swaps	53,229	41,820	11,409	—	—	11,409
Total	$55,265	$42,302	$12,963	$—	$—	$12,963
Liabilities
TBA Agency Securities	$749	$482	$267	$—	$—	$267
FX forwards	1,319	—	1,319	—	—	1,319
Secured borrowings	2,846,293	—	2,846,293	2,846,293	—	—
Paycheck Protection Program Liquidity Facility	201,011	—	201,011	186,985	—	14,026
Total	$3,049,372	$482	$3,048,890	$3,033,278	$—	$15,612
(1)	Amounts presented in these columns are limited in total to the net amount of assets or liabilities presented in the prior column by instrument. In certain cases, there is excess cash collateral or financial assets the Company has pledged to a counterparty that exceed the financial liabilities subject to a master netting repurchase arrangement or similar agreement. Additionally, in certain cases, counterparties may have pledged excess cash collateral to the Company that exceeds the Company’s corresponding financial assets. In each case, any of these excess amounts are excluded from the table although they are separately reported in the Company’s consolidated balance sheets as assets or liabilities, respectively.

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

Unfunded Loan Commitments

The table below presents unfunded loan commitments.

(in thousands)	June 30, 2023	December 31, 2022
Loans, net	$1,035,373	$881,519
Loans, held for sale at fair value	$15,112	$20,546
Preferred equity investment	$436	$1,147

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

The table below presents commitments to originate residential agency loans.

(in thousands)	June 30, 2023	December 31, 2022
Commitments to originate residential agency loans	$153,324	$112,319

Note 26. Income Taxes

The Company is a REIT pursuant to Internal Revenue Code Section 856. Qualification as a REIT depends on the Company’s ability to meet various requirements imposed by the Internal Revenue Code, which relate to its organizational structure, diversity of stock ownership and certain requirements with regard to the nature of its assets and the sources of its income. As a REIT, the Company generally must distribute annually dividends equal to at least 90% of its net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to earnings that are distributed. To the extent the Company satisfies this distribution requirement but distributes less than 100% of its net taxable income, it will be subject to U.S. federal income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount paid to stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if the Company qualifies as a REIT, it may be subject to certain U.S. federal income and excise taxes and state and local taxes on its income and assets. If the Company fails to maintain its qualification as a REIT for any taxable year, it may be subject to material penalties as well as federal, state and local income tax on its taxable income at regular corporate rates and it would not be able to qualify as a REIT for the subsequent four taxable years. As of June 30, 2023 and December 31, 2022, the Company was in compliance with all REIT requirements.

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

	Three Months Ended June 30, 2023
		Small	Residential
	SBC Lending	Business	Mortgage	Corporate-
(in thousands)	and Acquisitions	Lending	Banking	Other	Consolidated
Interest income	$212,233	$18,771	$1,880	$—	$232,884
Interest expense	(160,504)	(9,718)	(2,312)	—	(172,534)
Net interest income before provision for loan losses	$51,729	$9,053	$(432)	$—	$60,350
Provision for loan losses	(17,415)	(2,012)	—	—	(19,427)
Net interest income after provision for loan losses	$34,314	$7,041	$(432)	$—	$40,923
Non-interest income
Residential mortgage banking activities	$—	$—	$9,884	$—	$9,884
Net realized gain (loss) on financial instruments and real estate owned	15,356	8,522	—	—	23,878
Net unrealized gain (loss) on financial instruments	(677)	(734)	8,818	—	7,407
Servicing income, net	1,890	3,149	9,393	—	14,432
Income on purchased future receivables, net	—	86	—	—	86
Gain on bargain purchase	—	—	—	229,894	229,894
Income on unconsolidated joint ventures	33	—	—	—	33
Other income	8,166	10,099	24	280	18,569
Total non-interest income	$24,768	$21,122	$28,119	$230,174	$304,183
Non-interest expense
Employee compensation and benefits	$(8,723)	$(11,614)	$(5,296)	$(2,076)	$(27,709)
Allocated employee compensation and benefits from related party	(250)	—	—	(2,250)	(2,500)
Variable expenses on residential mortgage banking activities	—	—	(6,574)	—	(6,574)
Professional fees	(1,135)	(2,782)	(123)	(1,616)	(5,656)
Management fees – related party	—	—	—	(5,760)	(5,760)
Incentive fees – related party	—	—	—	(71)	(71)
Loan servicing expense	(10,746)	(148)	(2,221)	—	(13,115)
Transaction related expenses	—	—	—	(13,966)	(13,966)
Other operating expenses	(3,598)	(4,687)	(1,684)	(1,272)	(11,241)
Total non-interest expense	$(24,452)	$(19,231)	$(15,898)	$(27,011)	$(86,592)
Income before provision for income taxes	$34,630	$8,932	$11,789	$203,163	$258,514
Total assets	$10,969,193	$739,391	$422,103	$252,359	$12,383,046

	Six Months Ended June 30, 2023
		Small	Residential
	SBC Lending	Business	Mortgage	Corporate-
(in thousands)	and Acquisitions	Lending	Banking	Other	Consolidated
Interest income	$410,272	$36,700	$3,485	$—	$450,457
Interest expense	(309,998)	(19,092)	(3,838)	—	(332,928)
Net interest income before provision for loan losses	$100,274	$17,608	$(353)	$—	$117,529
Provision for loan losses	(9,286)	(3,407)	—	—	(12,693)
Net interest income after provision for loan losses	$90,988	$14,201	$(353)	$—	$104,836
Non-interest income
Residential mortgage banking activities	$—	$—	$19,053	$—	$19,053
Net realized gain (loss) on financial instruments and real estate owned	20,181	15,272	—	—	35,453
Net unrealized gain (loss) on financial instruments	(6,788)	(258)	2,725	—	(4,321)
Servicing income, net	2,983	6,698	18,754	—	28,435
Income on purchased future receivables, net	—	626	—	—	626
Gain on bargain purchase	—	—	—	229,894	229,894
Income on unconsolidated joint ventures	689	—	—	—	689
Other income	17,259	20,527	55	611	38,452
Total non-interest income	$34,324	$42,865	$40,587	$230,505	$348,281
Non-interest expense
Employee compensation and benefits	$(14,929)	$(22,889)	$(10,708)	$(4,322)	$(52,848)
Allocated employee compensation and benefits from related party	(482)	—	—	(4,344)	(4,826)
Variable expenses on residential mortgage banking activities	—	—	(12,059)	—	(12,059)
Professional fees	(2,116)	(4,407)	(297)	(4,553)	(11,373)
Management fees – related party	—	—	—	(10,841)	(10,841)
Incentive fees – related party	—	—	—	(1,791)	(1,791)
Loan servicing expense	(18,804)	(245)	(4,029)	—	(23,078)
Transaction related expenses	—	—	—	(14,859)	(14,859)
Other operating expenses	(10,331)	(8,781)	(3,393)	(3,054)	(25,559)
Total non-interest expense	$(46,662)	$(36,322)	$(30,486)	$(43,764)	$(157,234)
Income before provision for income taxes	$78,650	$20,744	$9,748	$186,741	$295,883
Total assets	$10,969,193	$739,391	$422,103	$252,359	$12,383,046

	Three Months Ended June 30, 2022
		Small	Residential
	SBC Lending	Business	Mortgage	Corporate-
(in thousands)	and Acquisitions	Lending	Banking	Other	Consolidated
Interest income	$122,427	$29,024	$2,220	$—	$153,671
Interest expense	(72,685)	(5,916)	(2,226)	—	(80,827)
Net interest income before recovery of (provision for) loan losses	$49,742	$23,108	$(6)	$—	$72,844
Recovery of (provision for) loan losses	4,609	(219)	—	—	4,390
Net interest income after recovery of (provision for) loan losses	$54,351	$22,889	$(6)	$—	$77,234
Non-interest income
Residential mortgage banking activities	$—	$—	$2,947	$—	$2,947
Net realized gain (loss) on financial instruments and real estate owned	12,034	9,080	—	—	21,114
Net unrealized gain (loss) on financial instruments	(2,517)	(721)	(15)	—	(3,253)
Servicing income, net	1,431	4,558	8,576	—	14,565
Income on purchased future receivables, net	—	1,859	—	—	1,859
Income on unconsolidated joint ventures	5,200	—	—	—	5,200
Other income	6,338	1,950	21	25	8,334
Total non-interest income	$22,486	$16,726	$11,529	$25	$50,766
Non-interest expense
Employee compensation and benefits	$(7,903)	$(10,217)	$(6,906)	$(1,063)	$(26,089)
Allocated employee compensation and benefits from related party	(180)	—	—	(1,624)	(1,804)
Variable income (expenses) on residential mortgage banking activities	—	—	4,532	—	4,532
Professional fees	(1,097)	(1,619)	(217)	(918)	(3,851)
Management fees – related party	—	—	—	(5,465)	(5,465)
Loan servicing expense	(7,912)	74	(2,458)	—	(10,296)
Transaction related expenses	—	—	—	(1,372)	(1,372)
Other operating expenses	(6,457)	(4,314)	(2,175)	(1,426)	(14,372)
Total non-interest expense	$(23,549)	$(16,076)	$(7,224)	$(11,868)	$(58,717)
Income (loss) before provision for income taxes	$53,288	$23,539	$4,299	$(11,843)	$69,283
Total assets	$10,296,900	$1,049,763	$454,556	$136,096	$11,937,315

	Six Months Ended June 30, 2022
		Small	Residential
	SBC Lending	Business	Mortgage	Corporate-
(in thousands)	and Acquisitions	Lending	Banking	Other	Consolidated
Interest income	$218,770	$55,261	$4,045	$—	$278,076
Interest expense	(125,778)	(11,606)	(4,184)	(276)	(141,844)
Net interest income before recovery of (provision for) loan losses	$92,992	$43,655	$(139)	$(276)	$136,232
Recovery of (provision for) loan losses	4,339	(1,491)	—	—	2,848
Net interest income after recovery of (provision for) loan losses	$97,331	$42,164	$(139)	$(276)	$139,080
Non-interest income
Residential mortgage banking activities	$—	$—	$11,371	$—	$11,371
Net realized gain (loss) on financial instruments and real estate owned	12,916	16,205	—	—	29,121
Net unrealized gain (loss) on financial instruments	9,912	(433)	32,583	—	42,062
Servicing income, net	2,351	6,051	16,691	—	25,093
Income on purchased future receivables, net	—	4,328	—	—	4,328
Income on unconsolidated joint ventures	11,763	—	—	—	11,763
Other income	9,352	4,821	45	617	14,835
Total non-interest income	$46,294	$30,972	$60,690	$617	$138,573
Non-interest expense
Employee compensation and benefits	$(18,063)	$(19,735)	$(14,440)	$(1,819)	$(54,057)
Allocated employee compensation and benefits from related party	(480)	—	—	(4,324)	(4,804)
Variable income (expenses) on residential mortgage banking activities	—	—	3,553	—	3,553
Professional fees	(3,498)	(3,087)	(481)	(1,911)	(8,977)
Management fees – related party	—	—	—	(8,661)	(8,661)
Loan servicing expense	(13,787)	(428)	(5,001)	—	(19,216)
Transaction related expenses	—	—	—	(7,071)	(7,071)
Other operating expenses	(11,833)	(8,101)	(4,199)	(2,892)	(27,025)
Total non-interest expense	$(47,661)	$(31,351)	$(20,568)	$(26,678)	$(126,258)
Income (loss) before provision for income taxes	$95,964	$41,785	$39,983	$(26,337)	$151,395
Total assets	$10,296,900	$1,049,763	$454,556	$136,096	$11,937,315

Note 28. Subsequent events

The Company has evaluated subsequent events through the issuance date of the consolidated financial statements and determined that no additional disclosure is necessary.

Item 1A. Forward-Looking Statements

Except where the context suggests otherwise, the terms “Company,” “we,” “us” and “our” refer to Ready Capital Corporation and its subsidiaries. We make forward-looking statements in this quarterly report on Form 10-Q within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Forward-looking statements contained in this quarterly report reflect our current views about future events and are inherently subject to substantial risks and uncertainties, many of which are difficult to predict and beyond our control, that may cause our actual results to materially differ. These forward-looking statements include information about possible or assumed future results of our operations, financial condition, liquidity, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or other comparable terminology, we intend to identify forward-looking statements, although not all forward-looking statements may contain such words. Statements regarding the following subjects, among others, may be forward-looking, and the occurrence of events impacting these subjects, or otherwise impacting our business, may cause our financial condition, liquidity and consolidated results of operations to vary materially from those expressed in, or implied by, any such forward-looking statements:

●	the severity and duration of the novel coronavirus (“COVID-19”) pandemic and its impact on our business and operations, financial condition, results of operations, liquidity and capital resources;

●	the impact of the COVID-19 pandemic on our borrowers, the real estate industry and global markets;

●	our investment objectives and business strategy;

●	our ability to borrow funds or otherwise raise capital on favorable terms;

●	our expected leverage;

●	our expected investments;

●	estimates or statements relating to, and our ability to make, future distributions;

●	projected capital and operating expenditures;

●	availability of qualified personnel;

●	prepayment rates;

●	projected default rates;

●	increased rates of default and/or decreased recovery rates on our investments;

●	changes in interest rates, interest rate spreads, the yield curve or prepayment rates;

●	the impact of inflation on our business;

●	changes in prepayments of our assets;

●	our ability to achieve the expected synergies, cost savings and other benefits from the acquisition of a group of privately-held real estate structured finance opportunities funds with a focus on construction lending (collectively, the “Mosaic Funds”);

●	our ability to achieve the expected synergies, cost savings and other benefits from the acquisition of Broadmark Realty Capital Inc. (“Broadmark”), a specialty real estate finance company that specialized in originating and servicing residential and commercial construction loans;

●	risks associated with achieving expected synergies, cost savings and other benefits from acquisitions and our increased scale;

●	risks related to integrating a construction lending platform into our existing operations and the origination and ownership of construction loans, which are subject to additional risks as compared to loans secured by existing structures or land, following the Broadmark Merger and the acquisition of the Mosaic Funds;

●	market, industry and economic trends;

●	our ability to compete in the marketplace;

●	the availability of attractive risk-adjusted investment opportunities in small to medium balance commercial loans (“SBC loans”), loans guaranteed by the U.S. Small Business Administration (the “SBA”) under its Section 7(a) loan program (the “SBA Section 7(a) Program”), mortgage backed securities (“MBS”), residential mortgage loans and other real estate-related investments that satisfy our investment objectives and strategies;

●	general volatility of the capital markets;

●	changes in our investment objectives and business strategy;

●	the availability, terms and deployment of capital;

●	the availability of suitable investment opportunities;

●	recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Department of the Treasury (“Treasury”) and the Board of Governors of the Federal Reserve System, the Federal Depositary Insurance Corporation, the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”), Federal Housing Administration (“FHA”) Mortgagee, U.S. Department of Agriculture (“USDA”), U.S. Department of Veterans Affairs (“VA”) and the U.S. Securities and Exchange Commission (“SEC”);

●	applicable regulatory changes;

●	changes in our assets, interest rates or the general economy;

●	mortgage loan modification programs and future legislative actions;

●	our ability to maintain our qualification as a real estate investment trust (“REIT”) and limitations on our business as a result of our qualifications as a REIT;

●	our ability to maintain our exemption from qualification under the Investment Company Act of 1940, as amended (the “1940 Act”);

●	factors described in the annual report on Form 10-K, including those set forth under the captions “Risk Factors” and “Business”;

●	our dependence on our external advisor, Waterfall Asset Management, LLC (“Waterfall” or the “Manager”), and our ability to find a suitable replacement if we or Waterfall were to terminate the management agreement we have entered into with Waterfall (the “management agreement”); and

●	the degree and nature of our competition, including competition for SBC loans, MBS, residential mortgage loans and other real estate-related investments that satisfy our investment objectives and strategies.

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

For additional information on our business, refer to Part I, Item 1, “Business” in the Company’s Annual Report on Form 10-K.

Acquisitions

Broadmark. On May 31, 2023, the Company, Broadmark Realty Capital Inc., a Maryland corporation (“Broadmark”), and RCC Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Ready Capital (“RCC Merger Sub”), completed a merger (such transaction, the “Broadmark Merger”), in which Broadmark merged with and into RCC Merger Sub, with RCC Merger Sub remaining as a wholly owned subsidiary of the Company .

At the effective time of the Broadmark Merger (the “Effective Time”), each share of common stock, par value $0.001 per share, of Broadmark (the “Broadmark Common Stock”) issued and outstanding immediately prior to the Effective Time (excluding any shares held by the Company, RCC Merger Sub or any of their respective subsidiaries) was automatically cancelled and converted into the right to receive from the Company 0.47233 shares of its common stock, par value $0.0001 (“Common Stock”), (the “Exchange Ratio”). No fractional shares of Common Stock were issued in the Broadmark Merger, and the value of any fractional interests to which a former holder of Broadmark common stock was otherwise entitled was paid in cash. In addition, RCC Merger Sub assumed Broadmark’s outstanding senior unsecured notes.

Each award of performance restricted stock units (each a “Broadmark Performance RSU Award”) granted by Broadmark under its 2019 Stock Incentive Plan (the “Broadmark Equity Plan”), as of the Effective Time, was automatically cancelled in exchange for the right to receive a number of shares of Common Stock equal to the product of (i) the number of shares of Broadmark Common Stock subject to such Broadmark Performance RSU Award based on the achievement of the applicable performance metric measured as of immediately prior to the Effective Time and (ii) the Exchange Ratio.

Each award of restricted stock units that was not a Broadmark Performance RSU Award granted pursuant to the Broadmark Equity Plan (each a “Broadmark RSU Award”) was assumed by the Company and converted into an award of restricted stock units with respect to a number of shares of Common Stock, equal to the product of (i) the total number of shares of Broadmark Common Stock subject to such Broadmark RSU Award as of immediately prior to the Effective Time and (ii) the Exchange Ratio (rounded to the nearest whole share), on the same terms and conditions as were applicable to such Broadmark RSU Award as of immediately prior to the Effective Time.

Each holder of a warrant (whether designated as public warrants, private warrants or otherwise) representing the right to purchase shares of Broadmark Common Stock (each a “Broadmark Warrant”) had the right to exercise such Broadmark Warrant at any time prior to the Effective Time in exchange for Broadmark Common Stock, in accordance with, and subject to, the terms and conditions of the agreement governing such Broadmark Warrant. Following the Effective Time, each Broadmark Warrant that was outstanding as of the Effective Time was assumed by the Company and entitles each holder thereof to receive, upon exercise of such assumed Broadmark Warrant, a number of shares of Common Stock equal to the product of (i) the total number of shares of Broadmark Common Stock that such holder would have been entitled to receive had such holder exercised such Broadmark Warrant immediately prior to the Effective Time and (ii) the Exchange Ratio (rounded to the nearest whole share).

As a result of the Broadmark Merger, the number of directors on the Company's Board increased by three members, from nine to twelve, with the three additional directors each having served on the board of directors of Broadmark immediately prior to the Effective Time. The Broadmark Merger further diversified our business by expanding on our residential and commercial construction lending platforms. Refer to Note 5, included in Part I, Item 1, “Financial Statements,” of this quarterly report on Form 10-Q, for assets acquired and liabilities assumed as a result of the Broadmark Merger.

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

Changes in Market Interest Rates. We own and expect to acquire or originate fixed rate mortgages and floating rate mortgages with maturities ranging from two to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in two to 10 years. Fixed rate mortgage loans bear interest that is fixed for the term of the loan and we typically utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with such fixed rate mortgages. As of June 30, 2023, 72% of fixed rate loans are match funded in securitization. Floating rate mortgage loans generally have an adjustable interest rate equal to the sum of a fixed spread plus an index rate, such as the Secured Overnight Financing Rate (“SOFR”), which typically resets monthly. As of June 30, 2023, approximately 79% of the loans in our portfolio were floating rate mortgages, and 21% were fixed rate mortgages, based on UPB.

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

Current market conditions. The second quarter occurred in an environment of some market volatility, characterized by easing inflationary pressures countered by persisting macroeconomic concerns and geopolitical tensions. In an effort to restore price stability, the U.S. Federal Reserve has recently raised interest rates and has suggested that there will be further rate hikes later this year. Although the full impact of recent changes remains uncertain and difficult to predict, there has been a shift towards a less aggressive monetary policy amid easing inflation. In addition, the persistence of COVID-19 and its impact on us and our borrowers will largely depend on future developments beyond our control including, but not limited to the emergence and severity of variants, the efficacy of vaccinations and booster programs, the impact and reactions on the U.S. and global economies, the effectiveness of governmental responses thereto and the timing and speed of economic recovery. Concerns and uncertainties about the economic outlook may adversely impact our financial condition, results of operations and cash flows.

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

The table below sets forth certain information on our operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share data)	2023	2022	2023	2022
Net Income	$253,373	$58,965	$290,351	$123,228
Earnings per common share - basic	$1.87	$0.47	$2.30	$1.13
Earnings per common share - diluted	$1.76	$0.45	$2.17	$1.07
Distributable earnings	$51,283	$60,102	$89,432	$108,965
Distributable earnings per common share - basic	$0.36	$0.48	$0.67	$1.00
Distributable earnings per common share - diluted	$0.35	$0.46	$0.65	$0.94
Dividends declared per common share	$0.40	$0.42	$0.80	$0.84
Dividend yield	14.2%	14.1%	14.2%	14.1%
Return on equity	47.7%	12.8%	29.6%	15.4%
Distributable return on equity	9.3%	13.1%	8.8%	13.6%
Book value per common share	$14.52	$15.28	$14.52	$15.28
Adjusted net book value per common share	$14.52	$15.28	$14.52	$15.28

In the table above,

●	Dividend yield is based on the respective period end closing share price.
●	Adjusted net book value per common share excludes the equity component of our 2017 convertible note issuance.

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

The table below presents information on our investment portfolio originations and acquisitions (based on fully committed amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Loan originations:
SBC loans	$511,603	$1,218,083	$922,119	$3,412,968
SBA loans	120,839	128,752	213,135	229,708
Residential agency mortgage loans	423,621	746,414	749,603	1,515,547
Total loan originations	$1,056,063	$2,093,249	$1,884,857	$5,158,223
Total loan acquisitions	$—	$1,501	$—	$6,754
Total loan investment activity	$1,056,063	$2,094,750	$1,884,857	$5,164,977

Balance Sheet Analysis and Metrics

(in thousands)	June 30, 2023	December 31, 2022	$ Change	% Change
Assets
Cash and cash equivalents	$227,504	$163,041	$64,463	39.5%
Restricted cash	34,534	55,927	(21,393)	(38.3)
Loans, net (including $9,773 and $9,786 held at fair value)	3,571,520	3,576,310	(4,790)	(0.1)
Loans, held for sale, at fair value	238,664	258,377	(19,713)	(7.6)
Paycheck Protection Program loans (including $172 and $576 held at fair value)	94,611	186,985	(92,374)	(49.4)
Mortgage-backed securities, at fair value	33,770	32,041	1,729	5.4
Loans eligible for repurchase from Ginnie Mae	59,015	66,193	(7,178)	(10.8)
Investment in unconsolidated joint ventures (including $7,731 and $8,094 held at fair value)	122,504	118,641	3,863	3.3
Investments held to maturity	3,446	3,306	140	4.2
Purchased future receivables, net	12,917	8,246	4,671	56.6
Derivative instruments	8,755	12,963	(4,208)	(32.5)
Servicing rights (including $201,471 and $192,203 held at fair value)	296,364	279,320	17,044	6.1
Real estate owned, held for sale	251,325	117,098	134,227	114.6
Other assets	220,691	189,769	30,922	16.3
Assets of consolidated VIEs	7,207,426	6,552,760	654,666	10.0
Total Assets	$12,383,046	$11,620,977	$762,069	6.6%
Liabilities
Secured borrowings	2,395,687	2,846,293	(450,606)	(15.8)
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	110,838	201,011	(90,173)	(44.9)
Securitized debt obligations of consolidated VIEs, net	5,395,361	4,903,350	492,011	10.0
Convertible notes, net	114,942	114,397	545	0.5
Senior secured notes, net	344,241	343,355	886	0.3
Corporate debt, net	762,668	662,665	100,003	15.1
Guaranteed loan financing	226,084	264,889	(38,805)	(14.6)
Contingent consideration	15,566	28,500	(12,934)	(45.4)
Liabilities for loans eligible for repurchase from Ginnie Mae	59,015	66,193	(7,178)	(10.8)
Derivative instruments	2,261	1,586	675	42.6
Dividends payable	26,381	47,177	(20,796)	(44.1)
Loan participations sold	54,461	54,641	(180)	(0.3)
Due to third parties	4,467	11,805	(7,338)	(62.2)
Accounts payable and other accrued liabilities	159,651	176,520	(16,869)	(9.6)
Total Liabilities	$9,671,623	$9,722,382	$(50,759)	(0.5)%
Preferred stock Series C, liquidation preference $25.00 per share	8,361	8,361	—	—

Commitments & contingencies

Stockholders’ Equity
Preferred stock Series E liquidation preference $25.00 per share	111,378	111,378	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 171,651,924 and 110,523,641 shares issued and outstanding, respectively	17	11	6	54.5
Additional paid-in capital	2,313,849	1,684,074	629,775	37.4
Retained earnings	187,139	4,994	182,145	3,647.3
Accumulated other comprehensive loss	(9,281)	(9,369)	88	(0.9)
Total Ready Capital Corporation equity	2,603,102	1,791,088	812,014	45.3
Non-controlling interests	99,960	99,146	814	0.8
Total Stockholders’ Equity	$2,703,062	$1,890,234	$812,828	43.0%
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$12,383,046	$11,620,977	$762,069	6.6%

As of June 30, 2023, total assets in our consolidated balance sheet were $12.4 billion, an increase of $762 million from December 31, 2022, primarily reflecting an increase in Assets of consolidated VIEs and Real estate owned, held for sale, partially offset by PPP loans. Assets of consolidated VIEs increased $655 million primarily due to the closing of RCMF 2023-FL12. Real estate owned, held for sale, increased $134 million primarily due to the closing of the Broadmark Merger. PPP loans decreased $92 million due to principal forgiveness.

As of June 30, 2023, total liabilities in our consolidated balance sheet were $9.7 billion, a decrease of $51 million from December 31, 2022, primarily reflecting a decrease in Secured borrowings and PPPLF borrowings, partially offset by Securitized debt obligations of consolidated VIEs, net. Secured borrowings decreased $451 million primarily due to the closing of RCMF 2023-FL12. PPPLF borrowings decreased $90 million due to PPP principal forgiveness. Securitized debt obligations of consolidated VIEs, net increased due to the closing of RCMF 2023-FL12.

As of June 30, 2023, total stockholders’ equity was $2.7 billion, an increase of $813 million from December 31, 2022, primarily due to equity raised in connection with the Broadmark Merger, partially offset by repurchases of common stock.

Selected Balance Sheet Information by Business Segment. The table below presents certain selected balance sheet data by each of our three business segments, with the remaining amounts reflected in Corporate –Other.

(in thousands)	SBC Lending and Acquisitions	Small Business Lending	Residential Mortgage Banking	Total
June 30, 2023
Assets
Loans, net	$10,023,513	$545,756	$3,932	$10,573,201
Loans, held for sale, at fair value	70,615	33,881	134,168	238,664
Paycheck Protection Program loans	—	94,611	—	94,611
MBS, at fair value	33,770	—	—	33,770
Servicing rights	70,565	24,328	201,471	296,364
Investment in unconsolidated joint ventures	122,504	—	—	122,504
Investments held to maturity	3,446	—	—	3,446
Purchased future receivables, net	—	12,917	—	12,917
Real estate owned, held for sale	267,204	—	—	267,204

Liabilities
Secured borrowings	$1,975,027	$191,763	$228,897	$2,395,687
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	—	110,838	—	110,838
Securitized debt obligations of consolidated VIEs	5,357,892	37,469	—	5,395,361
Guaranteed loan financing	—	226,084	—	226,084
Senior secured notes, net	330,742	13,499	—	344,241
Corporate debt, net	762,668	—	—	762,668
Convertible notes, net	109,204	5,738	—	114,942
Loan participations sold	54,461	—	—	54,461

In the table above, Loans, net includes assets of consolidated VIEs and excludes allowance for loan losses, and Investments held to maturity and Real estate owned, held for sale include assets of consolidated VIEs.

Income Statement Analysis and Metrics

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	$ Change	2023	2022	$ Change
Interest income
SBC lending and acquisitions	$212,233	$122,427	$89,806	$410,272	$218,770	$191,502
Small business lending	18,771	29,024	(10,253)	36,700	55,261	(18,561)
Residential mortgage banking	1,880	2,220	(340)	3,485	4,045	(560)
Total interest income	$232,884	$153,671	$79,213	$450,457	$278,076	$172,381
Interest expense
SBC lending and acquisitions	(160,504)	(72,685)	(87,819)	(309,998)	(125,778)	(184,220)
Small business lending	(9,718)	(5,916)	(3,802)	(19,092)	(11,606)	(7,486)
Residential mortgage banking	(2,312)	(2,226)	(86)	(3,838)	(4,184)	346
Corporate - other	—	—	—	—	(276)	276
Total interest expense	$(172,534)	$(80,827)	$(91,707)	$(332,928)	$(141,844)	$(191,084)
Net interest income before recovery of (provision for) loan losses	$60,350	$72,844	$(12,494)	$117,529	$136,232	$(18,703)
Recovery of (provision for) loan losses
SBC lending and acquisitions	(17,415)	4,609	(22,024)	(9,286)	4,339	(13,625)
Small business lending	(2,012)	(219)	(1,793)	(3,407)	(1,491)	(1,916)
Total recovery of (provision for) loan losses	$(19,427)	$4,390	$(23,817)	$(12,693)	$2,848	$(15,541)
Net interest income after recovery of (provision for) loan losses	$40,923	$77,234	$(36,311)	$104,836	$139,080	$(34,244)
Non-interest income
SBC lending and acquisitions	24,768	22,486	2,282	34,324	46,294	(11,970)
Small business lending	21,122	16,726	4,396	42,865	30,972	11,893
Residential mortgage banking	28,119	11,529	16,590	40,587	60,690	(20,103)
Corporate - other	230,174	25	230,149	230,505	617	229,888
Total non-interest income	$304,183	$50,766	$253,417	$348,281	$138,573	$209,708
Non-interest expense
SBC lending and acquisitions	(24,452)	(23,549)	(903)	(46,662)	(47,661)	999
Small business lending	(19,231)	(16,076)	(3,155)	(36,322)	(31,351)	(4,971)
Residential mortgage banking	(15,898)	(7,224)	(8,674)	(30,486)	(20,568)	(9,918)
Corporate - other	(27,011)	(11,868)	(15,143)	(43,764)	(26,678)	(17,086)
Total non-interest expense	$(86,592)	$(58,717)	$(27,875)	$(157,234)	$(126,258)	$(30,976)
Net income (loss) before provision for income taxes
SBC lending and acquisitions	34,630	53,288	(18,658)	78,650	95,964	(17,314)
Small business lending	8,932	23,539	(14,607)	20,744	41,785	(21,041)
Residential mortgage banking	11,789	4,299	7,490	9,748	39,983	(30,235)
Corporate - other	203,163	(11,843)	215,006	186,741	(26,337)	213,078
Total net income before provision for income taxes	$258,514	$69,283	$189,231	$295,883	$151,395	$144,488

Results of Operations – Supplemental Information. Realized and unrealized gains (losses) on financial instruments are recorded in the consolidated statements of income and classified based on the nature of the underlying asset or liability.

The table below presents the components of realized and unrealized gains (losses) on financial instruments.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	$ Change	2023	2022	$ Change
Realized gain (loss) on financial instruments
Realized gain on loans - Freddie Mac and CMBS	$643	$2,432	$(1,789)	$895	$3,608	$(2,713)
Creation of MSRs - Freddie Mac	558	2,639	(2,081)	782	3,907	(3,125)
Realized gain on loans - SBA	6,479	7,008	(529)	11,718	12,370	(652)
Creation of MSRs - SBA	2,044	2,045	(1)	3,555	3,779	(224)
Creation of MSRs - Red Stone	4,751	1,524	3,227	7,609	1,719	5,890
Realized gain (loss) on derivatives, at fair value	10,430	858	9,572	14,116	(267)	14,383
Realized gain on MBS, at fair value	—	5,111	(5,111)	—	6,484	(6,484)
Net realized gain (loss) - all other	(1,027)	(503)	(524)	(3,222)	(2,479)	(743)
Net realized gain (loss) on financial instruments	$23,878	$21,114	$2,764	$35,453	$29,121	$6,332
Unrealized gain (loss) on financial instruments
Unrealized loss on loans - Freddie Mac and CMBS	$(1,383)	$(5,879)	$4,496	$(4,051)	$(18,820)	$14,769
Unrealized loss on loans - SBA	(734)	(722)	(12)	(260)	(434)	174
Unrealized gain (loss) on residential MSRs, at fair value	8,818	(15)	8,833	2,725	32,583	(29,858)
Unrealized gain (loss) on derivatives, at fair value	(81)	13,954	(14,035)	(3,618)	40,887	(44,505)
Unrealized gain (loss) on MBS, at fair value	846	(6,752)	7,598	1,056	(9,364)	10,420
Net unrealized gain (loss) - all other	(59)	(3,839)	3,780	(173)	(2,790)	2,617
Net unrealized gain (loss) on financial instruments	$7,407	$(3,253)	$10,660	$(4,321)	$42,062	$(46,383)

SBC Lending and Acquisitions Segment Results.

Q2 2023 versus Q2 2022. Interest income of $212.2 million represented an increase of $89.8 million, primarily due to increased loan balances and increases in interest rates. Interest expense of $160.5 million represented an increase of $87.8 million, driven by increased debt balances and increases in interest rates. Provision for loan losses of $17.4 million represented an increase of $22.0 million, primarily due to decreases in CRE price index assumptions. Non-interest income of $24.8 million represented an increase of $2.3 million, primarily due to increases in net realized and unrealized gains on financial instruments partially offset by decreases in income from unconsolidated joint ventures. Non-interest expense of $24.5 million was essentially unchanged from the respective prior year period.

YTD 2023 versus YTD 2022. Interest income of $410.3 million represented an increase of $191.5 million, primarily due to increased loan balances and increases in interest rates. Interest expense of $310.0 million represented an increase of $184.2 million, driven by increased debt balances and increases in interest rates. Provision for loan losses of $9.3 million represented an increase of $13.6 million, primarily due to decreases in CRE price index assumptions. Non-interest income of $34.3 million represented a decrease of $12.0 million, primarily due to decreases in net unrealized gains on financial instruments and decreases in income from unconsolidated joint ventures partially offset by increases in net realized gains on financial instruments. Non-interest expense of $46.7 million represented a decrease of $1.0 million, primarily due to a decrease in loan servicing expense partially offset by increases in employee compensation and benefits, professional fees, and other operating expenses.

Small Business Lending Segment Results.

Q2 2023 versus Q2 2022. Interest income of $18.8 million represented a decrease of $10.3 million, primarily due to decreased loan balances. Interest expense of $9.7 million represented an increase of $3.8 million, driven by an increase in interest rates. Provision for loan losses of $2.0 million represented an increase of $1.8 million, primarily due to increased loan originations. Non-interest income of $21.1 million represented an increase of $4.4 million, primarily due to increases in other income driven by employee tax credit consulting, partially offset by decreases in servicing income, primarily due to recoveries of impairment, and income on purchased future receivables. Non-interest expense of $19.2 million represented an increase of $3.2 million, primarily due to increases in employee compensation and professional fees related to employee tax credit consulting.

YTD 2023 versus YTD 2022. Interest income of $36.7 million represented a decrease of $18.6 million, primarily due to decreased loan balances. Interest expense of $19.1 million represented an increase of $7.5 million, driven by an increase in interest rates. Provision for loan losses of $3.4 million represented an increase of $1.9 million, primarily due to increased loan originations. Non-interest income of $42.9 million represented an increase of $11.9 million, primarily due to increases in other income driven by employee tax credit consulting, partially offset by decreases in income on purchased future receivables. Non-interest expense of $36.3 million represented an increase of $5.0 million, primarily due to increases in employee compensation and professional fees related to employee tax credit consulting.

Residential Mortgage Banking Segment Results.

Q2 2023 versus Q2 2022. Interest income of $1.9 million and interest expense of $2.3 million was essentially unchanged from the respective prior year period. Non-interest income of $28.1 million represented an increase of $16.6 million, primarily due to increases in residential mortgage banking activities and unrealized gains on MSRs. Non-interest expense of $15.9 million represented an increase of $8.7 million, primarily due to increases in variable expenses on residential mortgage banking activities, partially offset by decreases in employee compensation and benefits.

YTD 2023 versus YTD 2022. Interest income of $3.5 million and interest expense of $3.8 million was essentially unchanged from the respective prior year period. Non-interest income of $40.6 million represented a decrease of $20.1 million, primarily due to unrealized losses on MSRs, partially offset by increases in mortgage banking activities and servicing income. Non-interest expense of $30.5 million represented an increase of $9.9 million, primarily due to increases in variable expenses on residential mortgage banking activities, partially offset by decreases in employee compensation and benefits.

Corporate – Other.

Q2 2023 versus Q2 2022. Non-interest income of $230.2 million represented an increase of $230.1 million, primarily due to a bargain purchase gain recognized from the Broadmark Merger. Non-interest expense of $27.0 million represented an increase of $15.1 million, primarily due to transaction related expenses for the Broadmark Merger.

YTD 2023 versus YTD 2022. Non-interest income of $230.5 million represented an increase of $229.9 million, primarily due to a bargain purchase gain recognized from the Broadmark Merger. Non-interest expense of $43.8 million represented an increase of $17.1 million, primarily due to transaction related expenses for the Broadmark Merger.

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
iv)	any unrealized change in current expected credit loss reserve
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

The table below presents a reconciliation of net income to distributable earnings.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Net Income	$253,373	$58,965	$194,408	$290,351	$123,228	$167,123
Reconciling items:
Unrealized (gain) loss on MSR	(8,818)	16	(8,834)	(2,725)	(32,583)	29,858
Increase (decrease) in current expected credit loss reserve	19,410	(2,110)	21,520	12,089	(142)	12,231
Non-recurring REO impairment	—	700	(700)	—	2,267	(2,267)
Non-cash compensation	2,062	1,876	186	3,915	2,832	1,083
Merger transaction costs and other non-recurring expenses	14,177	1,372	12,805	15,910	7,071	8,839
Bargain purchase gain	(229,894)	—	(229,894)	(229,894)	—	(229,894)
Total reconciling items	$(203,063)	$1,854	$(204,917)	$(200,705)	$(20,555)	$(180,150)
Income tax adjustments	973	(717)	1,690	(214)	6,292	(6,506)
Distributable earnings	$51,283	$60,102	$(8,819)	$89,432	$108,965	$(19,533)
Less: Distributable earnings attributable to non-controlling interests	2,035	2,929	(894)	3,873	3,518	355
Less: Income attributable to participating shares	2,373	2,412	(39)	4,744	4,824	(80)
Distributable earnings attributable to common stockholders	$46,875	$54,761	$(7,886)	$80,815	$100,623	$(19,808)
Distributable earnings per common share - basic	$0.36	$0.48	$(0.12)	$0.67	$1.00	$(0.33)
Distributable earnings per common share - diluted	$0.35	$0.46	$(0.11)	$0.65	$0.94	$(0.29)

Q2 2023 versus Q2 2022. Consolidated net income of $253.4 million for the second quarter of 2023 represented an increase of $194.4 million from the second quarter of 2022, primarily due to a bargain purchase gain recognized from the Broadmark Merger, net realized and unrealized gains on financial instruments, and other income, partially offset by transaction related expenses for the Broadmark Merger, increases in provision for loan losses, and decreases in net interest income due to payoffs of PPP loans. Consolidated distributable earnings of $51.3 million for the second quarter of 2023 represented a decrease of $8.8 million from the second quarter of 2022. The decrease in the distributable earnings reconciling items is primarily due to increases of unrealized gains on MSRs and the bargain purchase gain, partially offset by increases in provision for loan losses and transaction related expenses.

YTD 2023 versus YTD 2022. Consolidated net income of $290.4 million for the six months ended June 30, 2023 represented an increase of $167.1 million from the six months ended June 30, 2022, primarily due to a bargain purchase gain recognized from the Broadmark Merger, net realized gains on financial instruments, and other income, partially offset by net unrealized losses on financial instruments, increases in provision for loan losses, and decreases in net interest income due to payoffs of PPP loans. Consolidated distributable earnings of $89.4 million for the six months ended June 30, 2023 represented a decrease of $19.5 million from the six months ended June 30, 2022. The decrease in the distributable earnings reconciling items is primarily due to the bargain purchase gain, partially offset by decreases in unrealized gains on MSRs, increases in provision for loan losses and transaction related expenses.

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

Cash flow

Six Months Ended June 30, 2023. Cash and cash equivalents as of June 30, 2023, increased by $91.9 million to $388.9 million from December 31, 2022, primarily due to cash provided by investing and operating activities, partially offset by cash used for financing activities. The net cash provided by operating activities primarily reflected net income and decreases in loans, held for sale, at fair value, provision for loan losses, and amortization of loan discounts, premiums, and deferred issuance costs, net, as well as decreases in derivative instruments, partially offset by a bargain purchase gain, realized gains on financial instruments, net, increases in other current assets and decreases in other current liabilities. The net cash provided by investing activities primarily reflected net proceeds from loans and REO and net proceeds provided from the Broadmark Merger partially offset by net investments in unconsolidated joint ventures, and payment of liabilities under participation agreements, net of proceeds received. The net cash used for financing activities primarily reflected dividend payments, net payments of secured borrowings including PPPLF, and share repurchases, partially offset by net proceeds received from securitized debt obligations.

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

As of June 30, 2023, we had a total leverage ratio of 3.5x and recourse leverage ratio of 1.0x. Our operating segments have different levels of recourse debt according to the differentiated nature of each segment. Our SBC Lending and Acquisitions, Small Business Lending and Residential Mortgage Banking segments have recourse leverage ratios of 0.3x, 1.6x and 1.8x, respectively. The remaining recourse leverage ratio is from our corporate debt offerings.

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

The table below presents certain characteristics of our credit facilities and other financing arrangements.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	June 30, 2023	December 31, 2022
3	SBA loans	October 2023 – March 2025	SOFR + 2.86% Prime - 0.82%	$250,000	$276,395	$191,763	$160,903
2	SBC loans - USD	February 2024 – December 2024	SOFR + 6.82%	360,000	365,985	138,267	111,966
1	SBC loans - Non-USD (4)	June 2026	SONIA + 3.25%	127,030	56,284	37,395	61,596
5	Residential loans	October 2023 – August 2024	Variable Pricing	390,000	134,354	131,015	132,658
1	Residential MSRs	February 2026	SOFR + 3.00%	120,000	138,859	97,881	49,900
1	Purchased future receivables	October 2025	SOFR + 4.50%	50,000	12,917	7,000	—
Total borrowings under credit facilities and other financing agreements				$1,297,030	$984,794	$603,321	$517,023

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

The table below presents certain characteristics of our repurchase agreements.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity	Pricing (2)	Facility Size	Carrying Value	June 30, 2023	December 31, 2022
8	SBC loans	November 2023 – June 2026	1 MT + 2.00% SOFR + 2.67%	$4,420,500	$1,852,685	$1,384,451	$1,905,358
1	SBC loans - Non-USD (3)	January 2024	EURIBOR + 3.00%	218,180	54,499	40,846	—
6	MBS	July 2023 – January 2024	7.30%	367,069	751,311	367,069	423,912
Total borrowings under repurchase agreements				$5,005,749	$2,658,495	$1,792,366	$2,329,270

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

(in thousands)	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q3 2020	624,549	669,356	831,200
Q4 2020	827,569	726,059	827,569
Q1 2021	1,320,644	1,785,656	2,481,436
Q2 2021	1,223,527	1,145,354	1,223,527
Q3 2021	1,552,135	1,497,324	1,552,135
Q4 2021	2,045,717	1,824,260	2,045,717
Q1 2022	2,771,038	2,835,212	3,065,412
Q2 2022	2,701,180	2,805,935	3,009,961
Q3 2022	2,870,807	2,887,318	2,940,474
Q4 2022	2,329,270	2,295,348	2,329,270
Q1 2023	1,959,888	2,094,621	2,371,413
Q2 2023	1,792,366	1,945,290	2,022,433

The net decrease in the outstanding balances during the second quarter of 2023 was primarily due to the closing of RCMF 2023-FL12.

Paycheck Protection Program Facility borrowings. The Company uses the Paycheck Protection Program Liquidity Facility (“PPPLF”) from the Federal Reserve to finance PPP loans. The program charges an interest rate of 0.35%. As of June 30, 2023, we had approximately $110.8 million outstanding under this credit facility.

Senior Secured Notes, Convertible Notes and Corporate Debt, Net

The table below presents information about senior secured notes, convertible notes and corporate debt issued through public and private transactions.

(in thousands)	Coupon Rate	Maturity Date	June 30, 2023
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Unamortized deferred financing costs - Senior secured notes			(5,759)
Total Senior secured notes, net			$344,241
Convertible notes principal amount (2)	7.00%	8/15/2023	115,000
Unamortized deferred financing costs - Convertible notes			(58)
Total Convertible notes, net			$114,942
Corporate debt principal amount(3)	5.50%	12/30/2028	110,000
Corporate debt principal amount(4)	6.20%	7/30/2026	104,613
Corporate debt principal amount(4)	5.75%	2/15/2026	206,270
Corporate debt principal amount(5)	6.125%	4/30/2025	120,000
Corporate debt principal amount(6)	7.375%	7/31/2027	100,000
Corporate debt principal amount(7)	5.00%	11/15/2026	100,000
Unamortized discount - corporate debt			(8,500)
Unamortized deferred financing costs - corporate debt			(5,965)
Junior subordinated notes principal amount(8)	SOFR + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(9)	SOFR + 3.10%	4/30/2035	21,250
Total corporate debt, net			$762,668
Total carrying amount of debt			$1,221,851
(1) Interest on the senior secured notes is payable semiannually on April 20 and October 20 of each year.
(2) Interest on the convertible notes is payable quarterly on February 15, May 15, August 15, and November 15 of each year.
(3) Interest on the corporate debt is payable semiannually on June 30 and December 30 of each year.
(4) Interest on the corporate debt is payable quarterly on January 30, April 30, July 30, and October 30 of each year.
(5) Interest on the corporate debt is payable semiannually on April 30 and October 30 of each year.
(6) Interest on the corporate debt is payable semiannually on January 31 and July 31 of each year.
(7) Interest on the corporate debt is payable semiannually on May 15 and November 15 of each year; assumed as part of the Broadmark Merger.
(8) Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(9) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.

The table below presents the contractual maturities for senior secured notes, convertible notes, and corporate debt.

(in thousands)	June 30, 2023
2023	$115,000
2024	—
2025	120,000
2026	760,883
2027	100,000
Thereafter	146,250
Total contractual amounts	$1,242,133
Unamortized deferred financing costs, discounts, and premiums, net	(20,282)
Total carrying amount of debt	$1,221,851

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

Convertible notes. On August 9, 2017, we closed an underwritten public sale of $115.0 million aggregate principal amount of our 7.00% convertible senior notes due 2023 (the “Convertible Notes”). As of June 30, 2023, the conversion rate was 1.6548 shares of common stock per $25 principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $15.11 per share of our common stock. Upon conversion, holders will receive, at our discretion, cash, shares of our common stock or a combination thereof.

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

Corporate debt

We issue senior unsecured notes in public and private transactions. The notes are governed by a base indenture and supplemental indentures. Often, the notes are redeemable by us following a non-call period, through the payment of the outstanding principal balance plus a “make-whole” or other premium that typically decreases the closer the notes are to maturity. We are often required to offer to repurchase the notes, in some cases at 101% of the principal balance of the notes, in the event of a change in control or fundamental change pertaining to our company, as defined in the applicable supplemental indentures. The notes rank equal in right of payment to any of our existing and future unsecured and unsubordinated indebtedness; effectively junior in right of payment to any of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness, other liabilities (including trade payables) and (to the extent not held by us) preferred stock, if any, of our subsidiaries. The supplemental indentures governing the notes often contain customary negative covenants and financial covenants relating to maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and limitations on transactions with affiliates.

In addition, in connection with the Broadmark Merger, RCC Merger Sub, a wholly owned subsidiary of the Company, assumed Broadmark’s obligations on certain senior unsecured notes. The note purchase agreement governing these notes contains financial covenants that require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as other customary affirmative and negative covenants.

The Debt ATM Agreement

On May 20, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”), pursuant to which it may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and the Company. No such sales through the Debt ATM Program were made during the three or six months ended June 30, 2023.

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

The table below presents information on the securitization structures and related issued tranches of notes to investors.

(in millions)	Collateral Asset Class	Issuance	Active / Collapsed	Bonds Issued
Trusts (Firm sponsored)
Waterfall Victoria Mortgage Trust 2011-1 (SBC1)	SBC Acquired loans	February 2011	Collapsed	$40.5
Waterfall Victoria Mortgage Trust 2011-3 (SBC3)	SBC Acquired loans	October 2011	Collapsed	143.4
Sutherland Commercial Mortgage Trust 2015-4 (SBC4)	SBC Acquired loans	August 2015	Collapsed	125.4
Sutherland Commercial Mortgage Trust 2018 (SBC7)	SBC Acquired loans	November 2018	Collapsed	217.0
ReadyCap Lending Small Business Trust 2015-1 (RCLT 2015-1)	Acquired SBA 7(a) loans	June 2015	Collapsed	189.5
ReadyCap Lending Small Business Loan Trust 2019-2 (RCLT 2019-2)	Originated SBA 7(a) loans, Acquired SBA 7(a) loans	December 2019	Active	131.0

Real Estate Mortgage Investment Conduits (REMICs)
ReadyCap Commercial Mortgage Trust 2014-1 (RCMT 2014-1)	SBC Originated conventional	September 2014	Collapsed	$181.7
ReadyCap Commercial Mortgage Trust 2015-2 (RCMT 2015-2)	SBC Originated conventional	November 2015	Active	218.8
ReadyCap Commercial Mortgage Trust 2016-3 (RCMT 2016-3)	SBC Originated conventional	November 2016	Active	162.1
ReadyCap Commercial Mortgage Trust 2018-4 (RCMT 2018-4)	SBC Originated conventional	March 2018	Active	165.0
Ready Capital Mortgage Trust 2019-5 (RCMT 2019-5)	SBC Originated conventional	January 2019	Active	355.8
Ready Capital Mortgage Trust 2019-6 (RCMT 2019-6)	SBC Originated conventional	November 2019	Active	430.7
Ready Capital Mortgage Trust 2022-7 (RCMT 2022-7)	SBC Originated conventional	April 2022	Active	276.8
Waterfall Victoria Mortgage Trust 2011-2 (SBC2)	SBC Acquired loans	March 2011	Collapsed	97.6
Sutherland Commercial Mortgage Trust 2018 (SBC6)	SBC Acquired loans	August 2017	Active	154.9
Sutherland Commercial Mortgage Trust 2019 (SBC8)	SBC Acquired loans	June 2019	Active	306.5
Sutherland Commercial Mortgage Trust 2020 (SBC9)	SBC Acquired loans	June 2020	Collapsed	203.6
Sutherland Commercial Mortgage Trust 2021 (SBC10)	SBC Acquired loans	May 2021	Active	232.6

Collateralized Loan Obligations (CLOs)
Ready Capital Mortgage Financing 2017 – FL1	SBC Originated bridge	August 2017	Collapsed	$198.8
Ready Capital Mortgage Financing 2018 – FL2	SBC Originated bridge	June 2018	Collapsed	217.1
Ready Capital Mortgage Financing 2019 – FL3	SBC Originated bridge	April 2019	Active	320.2
Ready Capital Mortgage Financing 2020 – FL4	SBC Originated bridge	June 2020	Collapsed	405.3
Ready Capital Mortgage Financing 2021 – FL5	SBC Originated bridge	March 2021	Active	628.9
Ready Capital Mortgage Financing 2021 – FL6	SBC Originated bridge	August 2021	Active	652.5
Ready Capital Mortgage Financing 2021 – FL7	SBC Originated bridge	November 2021	Active	927.2
Ready Capital Mortgage Financing 2022 – FL8	SBC Originated bridge	March 2022	Active	1,135.0
Ready Capital Mortgage Financing 2022 – FL9	SBC Originated bridge	June 2022	Active	754.2
Ready Capital Mortgage Financing 2022 – FL10	SBC Originated bridge	October 2022	Active	860.1
Ready Capital Mortgage Financing 2023 – FL11	SBC Originated bridge	February 2023	Active	586.0
Ready Capital Mortgage Financing 2023 – FL12	SBC Originated bridge	June 2023	Active	648.6

Trusts (Non-firm sponsored)
Freddie Mac Small Balance Mortgage Trust 2016-SB11	Originated agency multi-family	January 2016	Active	$110.0
Freddie Mac Small Balance Mortgage Trust 2016-SB18	Originated agency multi-family	July 2016	Active	118.0
Freddie Mac Small Balance Mortgage Trust 2017-SB33	Originated agency multi-family	June 2017	Active	197.9
Freddie Mac Small Balance Mortgage Trust 2018-SB45	Originated agency multi-family	January 2018	Active	362.0
Freddie Mac Small Balance Mortgage Trust 2018-SB52	Originated agency multi-family	September 2018	Active	505.0
Freddie Mac Small Balance Mortgage Trust 2018-SB56	Originated agency multi-family	December 2018	Active	507.3
Key Commercial Mortgage Trust 2020-S3(1)	SBC Originated conventional	September 2020	Active	263.2
(1) Contributed portion of assets into trust

We used the proceeds from the sale of the tranches issued to purchase and originate SBC and SBA loans. We are the primary beneficiary of all firm sponsored securitizations; therefore they are consolidated in our financial statements.

Contractual Obligations and Off-Balance Sheet Arrangements

Other than the items referenced above, there have been no material changes to our contractual obligations for the three months ended June 30, 2023. See Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations" in the Company's annual report on Form 10-K for further details. As of the date of this quarterly report on Form 10-Q, we had no off-balance sheet arrangements, other than as disclosed.

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

Significant judgment is required when evaluating the effective yield on PPP loans; therefore, actual results over time could be materially different. Refer to “Notes to Consolidated Financial Statements, Note 20 – Other Income and Operating Expenses” included in Item 8, “Financial Statements and Supplementary Data,” in the Company’s annual report on Form 10-K for a more complete discussion of PPP loans, held for investment.

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

The COVID-19 pandemic has adversely impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in property renovations currently planned or underway. These negative conditions may persist into the future and impair borrower’s ability to pay principal and interest due under our loan agreements. We maintain robust asset management relationships with our borrowers and have leveraged these relationships to address the potential impact of the COVID-19 pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality and retail assets. Some of our borrowers have indicated that due to the impact of the COVID-19 pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences and have requested temporary interest deferral or forbearance, or other modifications of their loans. Accordingly, we have discussed with our borrowers potential near-term defensive loan modifications, which could include repurposing of reserves, temporary deferrals of interest, or performance test or covenant waivers on loans collateralized by assets directly impacted by the COVID-19 pandemic, and which would typically be coupled with an additional equity commitment and/or guaranty from sponsors. As of June 30, 2023, 0.2% of the loans in our commercial real estate portfolio are in forbearance plans. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

The table below projects the impact on our interest income and expense for the twelve-month period following June 30, 2023, assuming an immediate increase or decrease of 25, 50, 75, and 100 basis points in interest rates.

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans	$20,086	$40,174	$60,264	$80,354	$(20,075)	$(40,098)	$(60,018)	$(79,862)
Interest rate swap hedges	1,585	3,170	4,756	6,341	(1,585)	(3,170)	(4,756)	(6,341)
Total	$21,671	$43,344	$65,020	$86,695	$(21,660)	$(43,268)	$(64,774)	$(86,203)
Liabilities:
Recourse debt	$(4,723)	$(9,445)	$(14,168)	$(18,890)	$4,723	$9,445	$14,168	$18,890
Non-recourse debt	(11,687)	(23,373)	(35,060)	(46,747)	11,687	23,373	35,060	46,747
Total	$(16,410)	$(32,818)	$(49,228)	$(65,637)	$16,410	$32,818	$49,228	$65,637
Total Net Impact to Net Interest Income (Expense)	$5,261	$10,526	$15,792	$21,058	$(5,250)	$(10,450)	$(15,546)	$(20,566)

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

	June 30, 2023
(in thousands)	Counterparty Rating	Amount of Risk	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
Credit Suisse AG	A/A3	$ 246,850	3.94	9.2%
JPMorgan Chase Bank, N.A.	A+/Aa2	$ 159,309	14.39	5.9%

In the table above,

●	The counterparty ratings presented are the long-term issuer credit rating as rated by S&P and Moody’s, respectively.

●	The amount at risk reflects the difference between the amount loaned through repurchase agreements, including interest payable, and the cash and fair value of the assets pledged as collateral, including accrued interest receivable.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities Exchange Act of 1934, as amended (the "Exchange Act"), reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2023. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business.

On February 24, 2021, Sheila Baker and Merle W. Bundick purported shareholders of Anworth, filed lawsuits in the California Superior Court, styled Baker v. McAdams, et al., No. 21STCV07569 (the “Baker Action”) and Bundick v. McAdams, et al., No. 21STCV07571 (the “Bundick Action”). On March 2, 2021, Benjamin Gigli, a purported shareholder of Anworth, also filed a lawsuit in California Superior Court, styled Gigli v. McAdams, et al., No. 21STCV08413 (the “Gigli Action,” and together with the Baker Action and the Bundick Action, the “Anworth Merger Actions”). The Anworth Merger Actions were filed against the former members of Anworth’s Board of Directors (the “Anworth Board”). The complaints in the Anworth Merger Actions assert that the Anworth Board breached their fiduciary duties by failing to properly consider acquisition proposals that were purportedly superior to the Merger, agreeing to purportedly unreasonable deal protections in connection with the Merger, and authorizing the issuance of the Form 424B3 filed on February 9, 2021, which allegedly contained materially misleading information. The Anworth Merger Actions seek, among other things, rescissory damages and an award of attorneys’ and experts’ fees. On May 26, 2021, the Anworth Merger Actions were consolidated and restyled In re Anworth Mortgage Asset Corporation Stockholder Litigation, Lead Case No. 21STCV07569. A consolidated amended complaint was filed by Sheila Baker, Merle W. Bundick, and Benjamin Gigli (together, the “Plaintiffs”) on June 14, 2021, and the California Superior Court denied Anworth’s Demurrer seeking to dismiss the consolidated amended complaint on December 2, 2021. The Anworth Board filed their answer on January 3, 2022.

On December 27, 2022, the parties notified the California Superior Court that they have reached an agreement in principle resolving this action. On June 30, 2023, the California Superior Court entered an Order granting preliminary approval of the settlement, which set a hearing for final approval of the settlement on November 14, 2023.The settlement is subject to both preliminary and final approval by the California Superior Court.

On April 3, 2023, a purported stockholder of the Company filed a complaint, captioned Whitehead v. Ready Capital Corporation, et al., Case No. 1:23-cv-02773, in the United States District Court for the Southern District of New York. The complaint, which was filed as an individual action, named the Company and its directors as defendants and alleged defendants violated Sections 14(a) and 20(a) of the Exchange Act with respect to the Form S-4 originally filed with the SEC in connection with the proposed Broadmark Merger, and sought to enjoin the Broadmark Merger, as well as damages, costs and attorneys’ and experts’ fees. On May 16, 2023, the Whitehead action was voluntarily dismissed. Six similar complaints, asserting similar claims and seeking similar relief, were filed against Broadmark and its directors in connection with the Broadmark Merger: O’Dell v. Broadmark Realty Capital Inc., et al., Case No. 23-cv-02640 (S.D.N.Y., filed Mar. 29, 2023); Wang v. Broadmark Realty Capital Inc., et al., Case No. 23-cv-02717 (S.D.N.Y., filed Mar. 31, 2023); Kirkland v. Broadmark Realty Capital Inc., et al., Case No. 23-cv-02943 (S.D.N.Y., filed Apr. 7, 2023); Kirsteins v. Broadmark Reality Capital Inc., et al., Case No. 23-cv-03008 (S.D.N.Y., filed Apr. 10, 2023); Morgan v. Broadmark Realty Capital Inc., et al., Case No. 23-cv-03850 (S.D.N.Y., filed May 8, 2023); and Lawrence v. Broadmark Realty Capital Inc., et al., Case No. 23-cv-03921 (S.D.N.Y., filed May 10, 2023). The O’Dell, Wang, Morgan, and Lawrence actions have been voluntarily dismissed.

Item 1A. Risk Factors

The following represents important updates to the risk factors previously disclosed in Item 1A. of part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Related to the Broadmark Merger

The Company may be unable to integrate the Company’s existing business and Broadmark’s business successfully and realize the anticipated synergies and other expected benefits of the Broadmark Merger on the anticipated timeframe or at all.

The Broadmark Merger involves the combination of two companies that previously operated as two separate independent public companies. The newly combined company will be required to devote significant management attention and resources to the integration of the Company’s existing business and Broadmark’s business. The potential difficulties the Company may encounter in the integration process include, but are not limited to, the following:

●	the complexities of combining two companies with different histories and portfolio assets;
●	the difficulties or delays in redeploying the capital acquired in connection with the Broadmark Merger into the target assets of the combined company;
●	potential unknown liabilities and unforeseen increased expenses, delays or conditions associated with the Broadmark Merger; and
●	performance shortfalls as a result of the diversion of management’s attention caused by completing the Broadmark Merger and integrating the companies’ operations.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of the Company’s management, the disruption of the Company’s ongoing business or inconsistencies in its operations, services, standards, controls, policies and procedures, any of which could adversely affect the Company’s ability to deliver investment returns to stockholders, to maintain relationships with its key stakeholders and employees, to achieve the anticipated benefits of the Broadmark Merger, or could otherwise materially and adversely affect its business and financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

On March 6, 2018, our Board of Directors approved a share repurchase program authorizing, but not obligating, the repurchase of our common stock, and on September 29, 2022, our Board of Directors approved an increase to the size of the share repurchase program bringing the total authorized repurchases thereunder to $50.0 million. To facilitate further repurchases, on June 1, 2023, our Board of Directors approved a new share repurchase program, replacing the previous program, authorizing, but not obligating, the repurchase of up to $100.0 million of our common stock. Repurchases under the stock repurchase programs may be made at management’s discretion from time to time on the open market, in privately negotiated transactions or otherwise, in each case subject to compliance with all Securities and Exchange Commission rules and other legal requirements and may be made in part under one or more Rule 10b5-1 plans, which permit stock repurchases at times when we might otherwise be precluded from doing so. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors.

The table below presents purchases of our common stock during the quarter.

	Total Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program
April	—		$—		—	$—
May	64,370	(1)	10.25		—	—
June	1,667,852		10.82		1,667,852	81,953,841
Total	1,732,222		$10.80	(2)	1,667,852	$81,953,841

(1) Total shares purchased includes shares of common stock owned by certain of our employees which have been surrendered by them to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock units and awards.

(2) The price paid per share is based on the price of our common stock as of the date of the withholding.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our officers and directors entered into, modified or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2023.

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

4.16 4.17* 4.18* 4.19*	*

Specimen Preferred Stock Certificate representing the shares of 6.50% Series E Cumulative Redeemable Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2021).

Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to Broadmark Realty Capital Inc.’s Form 8-A12B filed with the SEC on November 14, 2019).

Warrant Agreement, dated as of May 14, 2018, between Trinity Merger Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to Broadmark Realty Capital Inc.’s Form 8-A12B filed with the SEC on November 14, 2019).

Amendment to Warrant Agreement, dated November 14, 2019, by and among Broadmark Realty Capital Inc., Continental Stock Transfer & Trust Co., and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.4 to Broadmark Realty Capital Inc.’s Form 8-K filed with the SEC on November 20, 2019).

4.20*

Second Amendment to Warrant Agreement, dated November 14, 2019, by and among Broadmark Realty Capital Inc., Continental Stock Transfer & Trust Co., and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.5 to Broadmark Realty Capital Inc.’s Form 8-K filed with the SEC on November 20, 2019).

4.21		Third Amendment of Warrant Agreement, dated May 31, 2023, by and among Ready Capital Corporation, RCC Merger Sub, LLC, Computershare Inc. and Computershare Trust Company, N.A.

10.1	Assignment and Assumption Agreement, dated May 31, 2023, between RCC Merger Sub, LLC and Broadmark Realty Capital Inc.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Scheme Document

101.CAL		Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF		Inline XBRL Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Linkbase Document

101.PRE		Inline XBRL Taxonomy Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded with the Inline XBRL document)

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

Ready Capital Corporation

Date: August 8, 2023	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board and Chief Executive
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Andrew Ahlborn
Andrew Ahlborn
Chief Financial Officer
(Principal Accounting and Financial Officer)