Form 10-Q
period 2023-09-30
Ready Capital Corp
filed 2023-11-08
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

The Company has 172,124,669 shares of common stock, par value $0.0001 per share, outstanding as of November 7, 2023.

EXHIBIT 31.1 CERTIFICATIONS

EXHIBIT 31.2 CERTIFICATIONS

EXHIBIT 32.1 CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 10 U.S.C. SECTION 1350

EXHIBIT 32.2 CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 10 U.S.C. SECTION 1350

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$181,913	$163,041
Restricted cash	36,576	55,927
Loans, net (including $9,221 and $9,786 held at fair value)	4,151,923	3,576,310
Loans, held for sale, at fair value	184,989	258,377
Paycheck Protection Program loans (including $168 and $576 held at fair value)	58,145	186,985
Mortgage-backed securities, at fair value	33,339	32,041
Loans eligible for repurchase from Ginnie Mae	72,401	66,193
Investment in unconsolidated joint ventures (including $7,547 and $8,094 held at fair value)	136,113	118,641
Derivative instruments	8,620	12,963
Servicing rights (including $207,495 and $192,203 held at fair value)	307,779	279,320
Real estate owned, held for sale	281,941	117,098
Other assets	265,428	201,321
Assets of consolidated VIEs	7,080,266	6,552,760
Total Assets	$12,799,433	$11,620,977
Liabilities
Secured borrowings	2,385,070	2,846,293
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	76,333	201,011
Securitized debt obligations of consolidated VIEs, net	5,264,037	4,903,350
Convertible notes, net	—	114,397
Senior secured notes, net	344,684	343,355
Corporate debt, net	763,828	662,665
Guaranteed loan financing	886,916	264,889
Contingent consideration	13,408	28,500
Liabilities for loans eligible for repurchase from Ginnie Mae	72,401	66,193
Derivative instruments	—	1,586
Dividends payable	64,777	47,177
Loan participations sold	57,465	54,641
Due to third parties	2,436	11,805
Accounts payable and other accrued liabilities	168,298	176,520
Total Liabilities	$10,099,653	$9,722,382
Preferred stock Series C, liquidation preference $25.00 per share (refer to Note 20)	8,361	8,361

Commitments & contingencies (refer to Note 24)

Stockholders’ Equity
Preferred stock Series E, liquidation preference $25.00 per share (refer to Note 20)	111,378	111,378
Common stock, $0.0001 par value, 500,000,000 shares authorized, 172,023,871 and 110,523,641 shares issued and outstanding, respectively	17	11
Additional paid-in capital	2,318,109	1,684,074
Retained earnings	168,539	4,994
Accumulated other comprehensive loss	(5,928)	(9,369)
Total Ready Capital Corporation equity	2,592,115	1,791,088
Non-controlling interests	99,304	99,146
Total Stockholders’ Equity	$2,691,419	$1,890,234
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$12,799,433	$11,620,977

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2023	2022	2023	2022
Interest income	$250,590	$186,026	$701,047	$464,102
Interest expense	(191,612)	(115,495)	(524,540)	(257,339)
Net interest income before recovery of (provision for) loan losses	$58,978	$70,531	$176,507	$206,763
Recovery of (provision for) loan losses	12,151	(3,431)	(542)	(583)
Net interest income after recovery of (provision for) loan losses	$71,129	$67,100	$175,965	$206,180
Non-interest income
Residential mortgage banking activities	7,059	12,053	26,112	23,424
Net realized gain (loss) on financial instruments and real estate owned	14,402	21,117	49,855	50,238
Net unrealized gain (loss) on financial instruments	17,684	16,460	13,363	58,522
Servicing income, net of amortization and impairment of $324 and $4,495 for the three and nine months ended September 30, 2023, and $4,123 and $13,128 for the three and nine months ended September 30, 2022, respectively	16,033	12,189	44,468	37,282
Income on purchased future receivables, net of allowance for (recovery of) credit losses of $2,658 and $6,890 for the three and nine months ended September 30, 2023, and $(941) and $(1,381) for the three and nine months ended September 30, 2022, respectively	904	1,162	1,530	5,490
Gain (loss) on bargain purchase	(14,862)	—	215,032	—
Income (loss) on unconsolidated joint ventures	56	(603)	745	11,160
Other income	18,315	16,150	56,767	30,985
Total non-interest income	$59,591	$78,528	$407,872	$217,101
Non-interest expense
Employee compensation and benefits	(24,868)	(25,941)	(77,716)	(79,998)
Allocated employee compensation and benefits from related party	(3,001)	(1,745)	(7,827)	(6,549)
Variable expenses on residential mortgage banking activities	(4,091)	(9,061)	(16,150)	(5,508)
Professional fees	(7,810)	(3,865)	(19,183)	(12,842)
Management fees – related party	(7,229)	(5,410)	(18,070)	(14,071)
Incentive fees – related party	—	(949)	(1,791)	(949)
Loan servicing expense	(15,818)	(10,697)	(38,896)	(29,913)
Transaction related expenses	(2,329)	(1,535)	(17,188)	(8,606)
Other operating expenses	(14,368)	(15,396)	(39,927)	(42,421)
Total non-interest expense	$(79,514)	$(74,599)	$(236,748)	$(200,857)
Income before provision for income taxes	51,206	71,029	347,089	222,424
Income tax provision	(4,027)	(4,776)	(9,559)	(32,943)
Net income	$47,179	$66,253	$337,530	$189,481
Less: Dividends on preferred stock	1,999	1,999	5,998	5,997
Less: Net income attributable to non-controlling interest	1,517	3,023	7,842	6,672
Net income attributable to Ready Capital Corporation	$43,663	$61,231	$323,690	$176,812

Earnings per common share - basic	$0.25	$0.53	$2.33	$1.66
Earnings per common share - diluted	$0.25	$0.50	$2.30	$1.56

Weighted-average shares outstanding
Basic	171,973,933	114,371,160	138,323,878	105,576,826
Diluted	174,440,869	125,666,609	140,628,545	116,865,770

Dividends declared per share of common stock	$0.36	$0.42	$1.16	$1.26

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net income	$47,179	$66,253	$337,530	$189,481
Other comprehensive income (loss) - net change by component:
Derivative financial instruments (cash flow hedges)	4,626	323	3,314	887
Foreign currency translation	(1,239)	(2,035)	213	298
Other comprehensive income (loss)	$3,387	$(1,712)	$3,527	$1,185
Comprehensive income	$50,566	$64,541	$341,057	$190,666
Less: Comprehensive income attributable to non-controlling interests	1,544	2,998	7,866	6,680
Comprehensive income attributable to Ready Capital Corporation	$49,022	$61,543	$333,191	$183,986

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three Months Ended September 30, 2023
	Preferred Series E		Common Stock		Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at June 30, 2023	4,600,000	$111,378	171,651,924	$17	$2,313,849	$187,139	$(9,281)	$2,603,102	$99,960	$2,703,062
Dividend declared:
Common stock ($0.36 per share)	—	—	—	—	—	(62,263)	—	(62,263)	—	(62,263)
OP units	—	—	—	—	—	—	—	—	(515)	(515)
$0.390625 per Series C preferred share	—	—	—	—	—	(131)	—	(131)	—	(131)
$0.406250 per Series E preferred share	—	—	—	—	—	(1,868)	—	(1,868)	—	(1,868)
Distributions, net	—	—	(503)	—	(6)	—	—	(6)	(63)	(69)
Stock-based compensation	—	—	349,033	—	3,615	—	—	3,615	—	3,615
Conversion of OP units into common stock	—	—	110,659	—	1,254	—	—	1,254	(1,254)	—
Share repurchases	—	—	(87,242)	—	(978)	—	—	(978)	—	(978)
Reallocation of non-controlling interest	—	—	—	—	375	—	(7)	368	(368)	—
Net income	—	—	—	—	—	45,662	—	45,662	1,517	47,179
Other comprehensive income	—	—	—	—	—	—	3,360	3,360	27	3,387
Balance at September 30, 2023	4,600,000	$111,378	172,023,871	$17	$2,318,109	$168,539	$(5,928)	$2,592,115	$99,304	$2,691,419

	Three Months Ended September 30, 2022
	Preferred Series E		Common Stock		Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at June 30, 2022	4,600,000	$111,378	114,375,070	$11	$1,723,580	$27,298	$(2,815)	$1,859,452	$102,613	$1,962,065
Dividend declared:
Common stock ($0.42 per share)	—	—	—	—	—	(48,450)	—	(48,450)	—	(48,450)
OP units	—	—	—	—	—	—	—	—	(686)	(686)
$0.390625 per Series C preferred share	—	—	—	—	—	(131)	—	(131)	—	(131)
$0.406250 per Series E preferred share	—	—	—	—	—	(1,868)	—	(1,868)	—	(1,868)
Retirement of OP units	—	—	—	—	—	—	—	—	(1,500)	(1,500)
Offering costs	—	—	—	—	(114)	—	—	(114)	(2)	(116)
Contributions, net	—	—	—	—	—	—	—	—	(1,392)	(1,392)
Equity component of 2017 convertible note issuance	—	—	—	—	(113)	—	—	(113)	(1)	(114)
Sale of subsidiary interest to non-controlling interest	—	—	—	—	—	—	—	—	167	167
Stock-based compensation	—	—	11,596	—	167	—	—	167	—	167
Share repurchases	—	—	(371,311)	—	(3,820)	—	—	(3,820)	—	(3,820)
Reallocation of non-controlling interest	—	—	—	—	319	—	(3)	316	(316)	—
Net income	—	—	—	—	—	63,230	—	63,230	3,023	66,253
Other comprehensive loss	—	—	—	—	—	—	(1,687)	(1,687)	(25)	(1,712)
Balance at September 30, 2022	4,600,000	$111,378	114,015,355	$11	$1,720,019	$40,079	$(4,505)	$1,866,982	$101,881	$1,968,863

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Nine Months Ended September 30, 2023
	Preferred Series E		Common Stock		Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at December 31, 2022	4,600,000	$111,378	110,523,641	$11	$1,684,074	$4,994	$(9,369)	$1,791,088	$99,146	$1,890,234
Dividend declared:
Common stock ($1.16 per share)	—	—	—	—	—	(160,145)	—	(160,145)	—	(160,145)
OP units	—	—	—	—	—	—	—	—	(1,770)	(1,770)
$1.171875 per Series C preferred share	—	—	—	—	—	(393)	—	(393)	—	(393)
$1.218750 per Series E preferred share	—	—	—	—	—	(5,605)	—	(5,605)	—	(5,605)
Distributions, net	—	—	(503)	—	(6)	—	—	(6)	(163)	(169)
Shares issued pursuant to merger transactions	—	—	62,229,429	6	637,223	—	—	637,229	—	637,229
Equity issuances	—	—	—	—	125	—	—	125	—	125
Offering costs	—	—	—	—	(127)	—	—	(127)	(2)	(129)
Equity component of 2017 convertible note issuance	—	—	—	—	(191)	—	—	(191)	(3)	(194)
Stock-based compensation	—	—	1,038,820	—	12,251	—	—	12,251	—	12,251
Conversion of OP units into common stock	—	—	163,401	—	1,821	—	—	1,821	(1,821)	—
Share repurchases	—	—	(1,930,917)	—	(21,072)	—	—	(21,072)	—	(21,072)
Reallocation of non-controlling interest	—	—	—	—	4,011	—	(62)	3,949	(3,949)	—
Net income	—	—	—	—	—	329,688	—	329,688	7,842	337,530
Other comprehensive income	—	—	—	—	—	—	3,503	3,503	24	3,527
Balance at September 30, 2023	4,600,000	$111,378	172,023,871	$17	$2,318,109	$168,539	$(5,928)	$2,592,115	$99,304	$2,691,419

	Nine Months Ended September 30, 2022
	Preferred Series E		Common Stock		Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at December 31, 2021	4,600,000	$111,378	75,838,050	$8	$1,161,853	$8,598	$(5,733)	$1,276,104	$4,494	$1,280,598
Dividend declared:
Common stock ($1.26 per share)	—	—	—	—	—	(145,331)	—	(145,331)	—	(145,331)
OP units	—	—	—	—	—	—	—	—	(2,156)	(2,156)
$1.171875 per Series C preferred share	—	—	—	—	—	(393)	—	(393)	—	(393)
$1.218750 per Series E preferred share	—	—	—	—	—	(5,604)	—	(5,604)	—	(5,604)
Contributions, net	—	—	—	—	—	—	—	—	(10,145)	(10,145)
Shares issued pursuant to merger transaction	—	—	30,252,764	3	437,308	—	—	437,311	—	437,311
OP units issued pursuant to merger transaction	—	—	—	—	—	—	—	—	20,745	20,745
Non-controlling interest acquired in merger transaction	—	—	—	—	—	—	—	—	82,257	82,257
Retirement of OP units	—	—	—	—	—	—	—	—	(1,500)	(1,500)
Equity issuances	—	—	8,100,926	—	124,515			124,515	—	124,515
Offering costs	—	—	—	—	(1,017)	—	—	(1,017)	(8)	(1,025)
Equity component of 2017 convertible note issuance	—	—	—	—	(332)	—	—	(332)	(3)	(335)
Sale of subsidiary interest to non-controlling interest	—	—	—	—	—	—	—	—	167	167
Stock-based compensation	—	—	281,372	—	4,207	—	—	4,207	—	4,207
Share repurchases	—	—	(457,757)	—	(5,114)	—	—	(5,114)	—	(5,114)
Reallocation of non-controlling interest	—	—	—	—	(1,401)	—	51	(1,350)	1,350	—
Net income	—	—	—	—	—	182,809	—	182,809	6,672	189,481
Other comprehensive income	—	—	—	—	—	—	1,177	1,177	8	1,185
Balance at September 30, 2022	4,600,000	$111,378	114,015,355	$11	$1,720,019	$40,079	$(4,505)	$1,866,982	$101,881	$1,968,863

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash Flows From Operating Activities:
Net income	$337,530	$189,481
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	43,471	(17,733)
Stock-based compensation	6,189	6,150
Provision for loan losses	542	583
Impairment loss on real estate owned, held for sale	5,287	2,667
Repair and denial reserve	(3,042)	(7,264)
Provision for loan losses on purchased future receivables	6,890	1,381
Loans, held for sale, at fair value, net	48,745	132,671
Net income of unconsolidated joint ventures, net of distributions	862	(11,477)
Realized (gains) losses, net	(67,604)	(61,102)
Unrealized (gains) losses, net	(10,301)	(60,408)
Gain on bargain purchase	(215,032)	—
Changes in operating assets and liabilities:
Purchased future receivables, net	(14,592)	(2,102)
Derivative instruments	22,809	54,264
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	(18,426)	(15,534)
Receivable from third parties	(12,208)	(12,660)
Other assets	(27,918)	(2,461)
Accounts payable and other accrued liabilities	(22,421)	(54,300)
Net cash provided by operating activities	$80,781	$142,156
Cash Flows From Investing Activities:
Origination of loans	(868,849)	(2,909,148)
Purchase of loans	(1,725)	(675,198)
Proceeds from disposition and principal payment of loans	1,271,875	1,152,337
Proceeds from disposition and principal payment of Paycheck Protection Program loans	136,573	641,370
Funding of investments held to maturity	(140)	(1,656)
Proceeds from principal payments of investments held to maturity	—	13,173
Proceeds from sale and principal payment of mortgage-backed securities, at fair value	—	56,187
Funding of real estate, held for sale	(7,808)	(4,951)
Proceeds from sale of real estate, held for sale	47,881	7,008
Investment in unconsolidated joint ventures	(25,138)	(122,221)
Proceeds from sale of investment in joint venture	—	125,715
Distributions in excess of cumulative earnings from unconsolidated joint ventures	6,804	29,859
Payment of liabilities under participation agreements, net of proceeds received	(7,922)	(19,552)
Net cash provided by business acquisitions	38,710	123,566
Sale of a subsidiary	—	33
Net cash provided by (used for) investing activities	$590,261	$(1,583,478)
Cash Flows From Financing Activities:
Proceeds from secured borrowings	4,980,177	8,434,576
Repayment of secured borrowings	(5,444,544)	(7,664,522)
Repayment of the Paycheck Protection Program Liquidity Facility borrowings	(124,678)	(635,708)
Proceeds from issuance of securitized debt obligations of consolidated VIEs	1,120,815	1,735,343
Repayment of securitized debt obligations of consolidated VIEs	(770,555)	(501,066)
Proceeds from corporate debt	—	220,146
Repayment of convertible note	(115,000)	—
Repayment of guaranteed loan financing	(92,333)	(86,046)
Payment of deferred financing costs	(29,404)	(27,966)
Payment of contingent consideration	(9,000)	(9,000)
Proceeds from issuance of equity, net of issuance costs	108	123,490
Common stock repurchased	(18,108)	(3,820)
Settlement of share-based awards in satisfaction of withholding tax requirements	(3,076)	(1,294)
Dividend payments	(150,313)	(136,696)
Distributions to non-controlling interests, net	(169)	(10,145)
Net cash provided by (used for) financing activities	$(656,080)	$1,437,292
Net increase (decrease) in cash, cash equivalents, and restricted cash	14,962	(4,030)
Cash, cash equivalents, and restricted cash beginning balance	297,027	323,328
Cash, cash equivalents, and restricted cash ending balance	$311,989	$319,298
Supplemental disclosures:
Cash paid for interest	$472,044	$218,627
Cash paid for income taxes	$535	$27,137
Non-cash investing activities
Loans transferred from loans, held for sale, at fair value to loans, net	$64,524	$4,003
Loans transferred from loans, net to loans, held for sale, at fair value	$4,138	$3,255
Consolidation of assets in securitization trusts	$689,079	$—
Loans transferred to real estate owned, held for sale	$56,711	$1,532
Contingent consideration in connection with acquisitions	$—	$25,000
Non-cash financing activities
Shares and OP units issued in connection with merger transactions	$637,229	$458,056
Consolidation of borrowings in securitization trusts	$689,079	$—
Conversion of OP units to common stock	$1,821	$1,500
Cash, cash equivalents, and restricted cash reconciliation
Cash and cash equivalents	$181,913	$208,037
Restricted cash	36,576	57,675
Cash, cash equivalents, and restricted cash in assets of consolidated VIEs	93,500	53,586
Cash, cash equivalents, and restricted cash ending balance	$311,989	$319,298

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

Sutherland Partners, L.P. (the “operating partnership”) holds substantially all of the Company’s assets and conducts substantially all of the Company’s business. As of September 30, 2023 and December 31, 2022, the Company owned approximately 99.2% and 98.6% of the operating partnership, respectively. The Company, as sole general partner of the operating partnership, has responsibility and discretion in the management and control of the operating partnership, and the limited partners of the operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the operating partnership. Therefore, the Company consolidates the operating partnership.

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

As a result of the Broadmark Merger, the number of directors on the Company's board of directors (the “Board”) increased by three members, from nine to twelve, with the three additional directors each having served on the board of directors of Broadmark immediately prior to the Effective Time. The Broadmark Merger further diversified our business by expanding our residential and commercial construction lending platforms. Refer to Note 5 for assets acquired and liabilities assumed in the Broadmark Merger.

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

Note 2. Basis of Presentation

The unaudited interim consolidated financial statements herein, referred to as the “consolidated financial statements”, as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)—as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.

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

Loans, held-for-investment. Loans, held-for-investment are loans acquired from third parties (“acquired loans”), loans originated by the Company that it does not intend to sell, or securitized loans that were previously originated. Certain securitized loans remain on the Company’s balance sheet because the securitization vehicles are consolidated under ASC 810. Acquired loans are recorded at the valuation at the time of acquisition and are accounted for under ASC 310, Receivables (“ASC 310”).

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

The Company utilizes loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for its loan portfolio. The Current Expected Credit Loss (“CECL”) forecasting methods used by the Company include (i) a probability of default and loss given default method using underlying third-party CMBS/CRE loan databases with historical loan losses and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. The Company might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data.

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

Loan modifications made to borrowers experiencing financial difficulty. In situations where economic or legal circumstances may cause a borrower to experience significant financial difficulties, the Company may grant concessions for a period of time to the borrower that it would not otherwise consider. These modified terms may include interest rate reductions, principal forgiveness, term extensions, and other-than-insignificant payment delay intended to minimize the Company's economic loss and to avoid foreclosure or repossession of collateral. The Company monitors the performance of loans modified to borrowers experiencing financial difficulty and considers loans that are 30 days past due to be in payment default.

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

Paycheck Protection Program loans

Paycheck Protection Program (“PPP”) loans originated in response to the COVID-19 pandemic are further described in Note 19. The Company has elected the fair value option for the loans originated by the Company for the first round of the program. Interest is recognized in the consolidated statements of income as interest income when earned and deemed collectible. Although PPP includes a 100% guarantee from the federal government and principal forgiveness for borrowers if the funds were used for defined purposes, changes in fair value are recurring and are reported as net unrealized gains (losses) on financial instruments in the consolidated statements of income.

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

Derivative instruments, at fair value

Subject to maintaining qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, comprised of interest rate swaps, TBA agency securities, FX forwards and interest rate lock commitments (“IRLCs”) as part of its risk management strategy. The Company accounts for derivative instruments under ASC 815, Derivatives and Hedging (“ASC 815”). All derivatives are reported as either assets or liabilities in the consolidated balance sheets at the estimated fair value with the changes in the fair value recorded in earnings unless hedge accounting is elected. As of September 30, 2023 and December 31, 2022, the Company had offset $49.3 million and $41.8 million of cash collateral payable against gross derivative asset positions, respectively.

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

The CECL method the Company utilizes is an aging schedule where estimating expected life-time credit losses is determined on the basis of how long a receivable has been outstanding. Where there is doubt regarding the ultimate collectability, the allowance for credit losses increases through provisions recorded in the consolidated statements of income and reduced by charge-offs, net of recoveries. Purchased future receivables that have been delinquent for 90 days or more are considered uncollectible and subsequently charged off. While the Company has a formal methodology to determine the adequate and appropriate level of the allowance for credit losses, estimates involve judgment and assumptions as to various factors, including current economic conditions and inherent risk in the portfolio. The Company’s determination of adequacy of the allowance for credit losses is based on quarterly evaluations of the above factors. Accordingly, the provision for credit losses will vary from period to period based on management's ongoing assessment of the adequacy of the allowance for credit losses.

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

The qualitative assessment requires judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, macroeconomic conditions, industry and market conditions and relevant entity specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. In the third quarter of 2023, as a result of the qualitative assessment, the Company determined that it was more likely than not that the estimated fair value of each of the reporting units exceeded its respective estimated carrying value. Therefore, goodwill for each reporting unit was not impaired and a quantitative test was not required.

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

Paycheck Protection Program Liquidity Facility borrowings

The Paycheck Protection Program Facility (“PPPLF”) is a government loan facility created to enable the distribution of funds for PPP whereby the Company received advances from the Federal Reserve through the PPPLF. The Company accounts for borrowings under the PPPLF under ASC 470. Interest paid and accrued in connection with PPPLF is recorded as interest expense in the consolidated statements of income.

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

Upon repurchase of convertible debt instruments, ASC 470-20 requires the issuer to allocate total settlement consideration, inclusive of transaction costs, amongst the liability and equity components of the instrument based on the fair value of the liability component immediately prior to repurchase. The difference between the settlement consideration allocated to the liability component and the net carrying value of the liability component, including unamortized debt issuance costs, would be recognized as gain (loss) on extinguishment of debt in the Company’s consolidated statements of income. The remaining settlement consideration allocated to the equity component would be recognized as a reduction of additional paid-in capital in the consolidated balance sheets. On August 15, 2023, the Company’s outstanding 7.00% convertible senior notes due 2023 (“Convertible Notes”) were repaid in full.

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

The Company has elected the fair value option for certain loans held-for-sale originated by the Company that it intends to sell in the near term. The fair value elections for loans, held for sale, at fair value originated by the Company were made due to the short-term nature of these instruments. This includes loans originated in round one of the PPP, loans held-for-sale originated by GMFS that the Company intends to sell in the near term and residential MSRs. The Company additionally elected the fair value option for certain investments in unconsolidated joint ventures due to their short-term tenor.

Share repurchase program

The Company accounts for repurchases of its common stock as a reduction in additional paid in capital. The amounts recognized represent the amount paid to repurchase these shares and are categorized on the balance sheet and changes in equity as a reduction in additional paid in capital.

Earnings per share

The Company presents both basic and diluted earnings per share (“EPS”) amounts in its consolidated financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from the Company’s share-based compensation, consisting of unvested restricted stock units (“RSUs”), unvested restricted stock awards (“RSAs”), performance-based equity awards, as well as the dilutive impact of convertible preferred stock and CERs under the if-converted method and warrants under the treasury stock method. Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

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

Note 4. Recent accounting pronouncements

ASU 2023-05, Business Combinations- Joint Venture Formations (Topic 805): Recognition and Initial Measurement Issued August 2023

This ASU applies to the formation of a “joint venture” or a “corporate joint venture” and requires a joint venture to initially measure all contributions received upon its formation at fair value and is applicable to joint venture entities with a formation date on or after January 1, 2025 on a prospective basis. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement-Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation-Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120 (“SAB No. 120”), SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280-General Revision of Regulation S-X: Income or Loss Applicable to Common Stock Issued July 2023

This ASU amends various paragraphs in the FASB ASC to reflect the issuance of SAB No. 120, which provides guidance regarding the estimation of the fair value of share-based payment transactions when a company is in possession of material non-public information. ASU 2023-03 was effective upon addition to the FASB ASC. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

ASU 2022-02, Financial Instruments- Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures Issued March 2022

Eliminates the recognition and measurement guidance for TDRs and requires assessment on whether the modification represents a new loan or a continuation of an existing loan. This ASU requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty and vintage disclosures which show the gross write-offs recorded in the current period by origination year. The ASU is effective in reporting periods beginning after December 15, 2022, under a prospective approach. The ASU became effective for the Company in January 2023. The Company adopted the ASU under a prospective approach. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting Issued March 2020

This ASU provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. The guidance generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this update refine the scope for certain optional expedients and exceptions for contract modifications and hedge accounting to apply to derivative contracts and certain hedging relationships affected by the discounting transition. Guidance is optional and may be elected over time using a prospective application on all eligible contract modifications. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this update defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which relief will no longer be permitted. The Company has utilized the optional expedients as part of ASU 2020-04 for its hedge accounting practices and accounts for applicable modified contracts that incorporate alternative benchmarks as they are not substantially different.

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

The table below summarizes the fair value of assets acquired and liabilities assumed from the Broadmark Merger.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Assets
Cash and cash equivalents	$38,710	$—	$38,710
Loans, net	772,954	(8,587)	764,367
Real estate owned, held for sale	158,911	(5,091)	153,820
Other assets	17,107	(349)	16,758
Total assets acquired	$987,682	$(14,027)	$973,655
Liabilities
Corporate debt, net	98,028	—	98,028
Accounts payable and other accrued liabilities	22,531	835	23,366
Total liabilities assumed	$120,559	$835	$121,394
Net assets acquired	$867,123	$(14,862)	$852,261

In a business combination, the initial allocation of the purchase price is considered preliminary and therefore, is subject to change until the end of the measurement period. The final determination must occur within one year of the merger date. Because the measurement period is still open for the Broadmark Merger, certain fair value estimates may change once all information necessary to make a final fair value assessment has been received. The amounts presented in the table above pertained to the preliminary purchase price allocation reported at the time of the Broadmark Merger based on information that was available to management at the time the consolidated financial statements were prepared. The preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value of the assets acquired and liabilities assumed, which could have an impact on the consolidated financial statements. Subsequent to the determination of the preliminary purchase price allocation, the Company recorded a measurement period adjustment based on the updated valuations obtained by decreasing net assets acquired and the bargain purchase gain by $14.9 million.

The table below illustrates the aggregate consideration transferred, net assets acquired, and the related bargain purchase gain.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Fair value of net assets acquired	$867,123	$(14,862)	$852,261
Consideration transferred based on the value of common stock issued	637,229	—	637,229
Bargain purchase gain	$229,894	$(14,862)	$215,032

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

The table below summarizes the fair value of assets acquired and liabilities assumed from the Mosaic Mergers.

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

The table above includes contingent consideration in the form of CERs valued at approximately $25.0 million or $0.83 per CER. As of September 30, 2023, the CERs were valued at approximately $13.4 million or $0.44 per CER. See Note 7 for more information about the valuation of the CERs. As of September 30, 2023, the goodwill recorded in connection with the Mosaic Mergers has been allocated to the SBC Lending and Acquisitions segment.

The following pro-forma income and earnings (unaudited) of the combined company are presented as if the Broadmark Merger had occurred on January 1, 2023 and January 1, 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Selected Financial Data
Interest income	$250,590	$213,154	$740,125	$549,619
Interest expense	(191,612)	(117,737)	(529,311)	(263,816)
Recovery of (provision for) loan losses	12,151	(15,719)	(5,176)	(17,312)
Non-interest income	59,591	78,968	409,485	218,678
Non-interest expense	(77,251)	(82,764)	(239,978)	(197,811)
Income before provision for income taxes	$53,469	$75,902	$375,145	$289,358
Income tax expense	(4,027)	(4,776)	(9,559)	(32,943)
Net income	$49,442	$71,126	$365,586	$256,415

Non-recurring pro-forma transaction costs directly attributable to the Broadmark Merger were $2.3 million and $30.3 million for the three and nine months ended September 30, 2023 and 2022, respectively, and have been deducted from the non-interest expense amount above. These costs included legal, accounting, valuation, and other professional or consulting fees directly attributable to the Broadmark Merger.

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

Loan portfolio

The table below summarizes the classification, UPB, and carrying value of loans held by the Company including loans of consolidated VIEs.

	September 30, 2023		December 31, 2022
(in thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Bridge	$1,527,335	$1,533,962	$2,236,333	$2,247,173
Fixed rate	247,507	241,905	182,415	175,285
Construction	1,224,777	1,228,654	445,814	448,923
Freddie Mac	9,934	9,826	10,040	9,932
SBA - 7(a)	1,007,451	1,015,099	491,532	509,672
Residential	1,672	1,672	4,511	4,511
Other	207,394	209,947	266,702	270,748
Total Loans, before allowance for loan losses	$4,226,070	$4,241,065	$3,637,347	$3,666,244
Allowance for loan losses	$(74,147)	$—	$(61,037)	$—
Total Loans, net	$4,151,923	$4,241,065	$3,576,310	$3,666,244
Loans in consolidated VIEs
Bridge	$5,536,226	$5,558,814	$5,098,539	$5,134,790
Fixed rate	804,303	804,880	856,345	856,914
SBA - 7(a)	223,046	237,883	64,226	70,904
Other	267,186	267,939	322,070	322,975
Total Loans, in consolidated VIEs, before allowance for loan losses	$6,830,761	$6,869,516	$6,341,180	$6,385,583
Allowance for loan losses on loans in consolidated VIEs	$(26,261)	$—	$(29,482)	$—
Total Loans, net, in consolidated VIEs	$6,804,500	$6,869,516	$6,311,698	$6,385,583
Loans, held for sale, at fair value
Fixed rate	$—	$—	$60,551	$68,280
Freddie Mac	24,488	24,213	13,791	13,611
SBA - 7(a)	45,590	42,880	44,037	41,674
Residential	110,334	110,760	134,642	133,635
Other	4,577	4,408	5,356	4,414
Total Loans, held for sale, at fair value	$184,989	$182,261	$258,377	$261,614
Total Loans, net and Loans, held for sale, at fair value	$11,141,412	$11,292,842	$10,146,385	$10,313,441
Paycheck Protection Program loans
Paycheck Protection Program loans, held-for-investment	$57,977	$60,056	$186,409	$196,222
Paycheck Protection Program loans, held at fair value	168	168	576	576
Total Paycheck Protection Program loans	$58,145	$60,224	$186,985	$196,798
Total Loan portfolio	$11,199,557	$11,353,066	$10,333,370	$10,510,239

Loan vintage and credit quality indicators

The Company monitors the credit quality of its loan portfolio based on primary credit quality indicators, such as delinquency rates. Loans that are 30 days or more past due, provide an indication of the borrower’s capacity and willingness to meet its financial obligations. In the tables below, Total Loans, net includes Loans, net in consolidated VIEs and a specific allowance for loan losses of $47.0 million, including $26.5 million of PCD loan reserves as of September 30, 2023, and a specific allowance for loan losses of $32.8 million, including $16.0 million of PCD loan reserves, as of December 31, 2022.

The tables below summarize the classification, UPB, carrying value and gross write-offs of loans by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2023	2022	2021	2020	2019	Pre 2019	Total
September 30, 2023
Bridge	$7,092,776	$308,785	$2,960,346	$3,178,923	$311,276	$176,516	$116,209	$7,052,055
Fixed rate	1,046,785	4,008	110,888	207,674	91,111	324,490	310,532	1,048,703
Construction	1,228,654	85,543	252,096	235,427	73,575	425,505	125,923	1,198,069
Freddie Mac	9,826	—	—	3,830	6,104	—	—	9,934
SBA - 7(a)	1,252,982	119,764	361,996	333,016	116,864	87,368	205,934	1,224,942
Residential	1,672	342	967	—	—	—	363	1,672
Other	477,886	1,749	4,957	19,740	8,761	43,839	395,384	474,430
Total Loans, before general allowance for loan losses	$11,110,581	$520,191	$3,691,250	$3,978,610	$607,691	$1,057,718	$1,154,345	$11,009,805
General allowance for loan losses								$(53,382)
Total Loans, net								$10,956,423
Gross write-offs		$—	$476	$684	$258	$360	$25,681	$27,459
	UPB	2022	2021	2020	2019	2018	Pre 2018	Total
December 31, 2022
Bridge	$7,381,963	$2,942,695	$3,575,213	$355,647	$288,957	$137,463	$27,971	$7,327,946
Fixed rate	1,032,199	96,897	154,077	92,080	343,500	134,666	213,406	1,034,626
Construction	448,923	27,532	—	10,000	348,622	42,651	—	428,805
Freddie Mac	9,932	—	3,891	6,149	—	—	—	10,040
SBA - 7(a)	580,576	110,549	79,946	36,853	77,449	89,085	158,378	552,260
Residential	4,511	1,719	725	361	422	678	606	4,511
Other	593,723	5,893	17,015	10,393	74,762	13,832	465,635	587,530
Total Loans, before general allowance for loan losses	$10,051,827	$3,185,285	$3,830,867	$511,483	$1,133,712	$418,375	$865,996	$9,945,718
General allowance for loan losses								$(57,710)
Total Loans, net								$9,888,008

The tables below present delinquency information on loans, net by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2023	2022	2021	2020	2019	Pre 2019	Total
September 30, 2023
Current	$10,317,765	$519,827	$3,579,868	$3,753,811	$559,830	$921,810	$917,366	$10,252,512
30 - 59 days past due	237,119	—	79,690	118,693	21,228	1,310	15,483	236,404
60+ days past due	555,697	364	31,692	106,106	26,633	134,598	221,496	520,889
Total Loans, before general allowance for loan losses	$11,110,581	$520,191	$3,691,250	$3,978,610	$607,691	$1,057,718	$1,154,345	$11,009,805
General allowance for loan losses								$(53,382)
Total Loans, net								$10,956,423
	UPB	2022	2021	2020	2019	2018	Pre 2018	Total
December 31, 2022
Current	$9,666,328	$3,099,822	$3,826,140	$501,168	$1,061,145	$298,208	$810,322	$9,596,805
30 - 59 days past due	111,992	85,403	3,483	1,634	6,654	11,190	1,948	110,312
60+ days past due	273,507	60	1,244	8,681	65,913	108,977	53,726	238,601
Total Loans, before general allowance for loan losses	$10,051,827	$3,185,285	$3,830,867	$511,483	$1,133,712	$418,375	$865,996	$9,945,718
General allowance for loan losses								$(57,710)
Total Loans, net								$9,888,008

The table below presents delinquency information on loans, net by portfolio.

(in thousands)	Current	30-59 days past due	60+ days past due	Total	Non-Accrual Loans	90+ days past due and Accruing
September 30, 2023
Bridge	$6,745,982	$108,060	$198,013	$7,052,055	$193,185	$—
Fixed rate	1,022,947	—	25,756	1,048,703	16,535	—
Construction	796,804	125,179	276,086	1,198,069	259,465	—
Freddie Mac	6,841	—	3,093	9,934	3,093	—
SBA - 7(a)	1,216,797	254	7,891	1,224,942	25,631	—
Residential	178	—	1,494	1,672	1,493	—
Other	462,963	2,911	8,556	474,430	19,239	—
Total Loans, before general allowance for loan losses	$10,252,512	$236,404	$520,889	$11,009,805	$518,641	$—
General allowance for loan losses				$(53,382)
Total Loans, net				$10,956,423
Percentage of loans outstanding	93.2%	2.1%	4.7%	100%	4.7%	0.0%
December 31, 2022
Bridge	$7,120,162	$94,823	$112,961	$7,327,946	$113,360	$—
Fixed rate	993,832	8,101	32,693	1,034,626	28,719	—
Construction	372,812	—	55,993	428,805	55,993	—
Freddie Mac	6,947	—	3,093	10,040	3,093	—
SBA - 7(a)	541,378	6,690	4,192	552,260	12,790	—
Residential	2,871	—	1,640	4,511	1,306	—
Other	558,803	698	28,029	587,530	27,544	—
Total Loans, before general allowance for loan losses	$9,596,805	$110,312	$238,601	$9,945,718	$242,805	$—
General allowance for loan losses				$(57,710)
Total Loans, net				$9,888,008
Percentage of loans outstanding	96.5%	1.1%	2.4%	100%	2.4%	0.0%

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

The table below presents quantitative information on the credit quality of loans, net.

	LTV(1)
(in thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
September 30, 2023
Bridge	$—	$29,635	$795,271	$6,038,181	$108,514	$80,454	$7,052,055
Fixed rate	6,422	36,637	449,272	532,563	20,064	3,745	1,048,703
Construction	51,995	92,375	306,200	626,020	69,030	52,449	1,198,069
Freddie Mac	—	—	3,011	6,923	—	—	9,934
SBA - 7(a)	8,549	58,368	174,804	424,611	228,569	330,041	1,224,942
Residential	—	—	363	—	730	579	1,672
Other	136,183	163,782	95,593	61,911	13,318	3,643	474,430
Total Loans, before general allowance for loan losses	$203,149	$380,797	$1,824,514	$7,690,209	$440,225	$470,911	$11,009,805
General allowance for loan losses							$(53,382)
Total Loans, net							$10,956,423
Percentage of loans outstanding	1.8%	3.5%	16.6%	69.8%	4.0%	4.3%
December 31, 2022
Bridge	$717	$104,606	$700,835	$6,331,353	$167,521	$22,914	$7,327,946
Fixed rate	9,102	35,459	386,040	578,456	17,056	8,513	1,034,626
Construction	10,817	12,910	26,387	349,085	24,142	5,464	428,805
Freddie Mac	—	—	3,056	6,984	—	—	10,040
SBA - 7(a)	7,275	45,366	92,592	189,733	78,577	138,717	552,260
Residential	—	934	300	901	1,716	660	4,511
Other	173,720	214,370	115,934	70,124	8,153	5,229	587,530
Total Loans, before general allowance for loan losses	$201,631	$413,645	$1,325,144	$7,526,636	$297,165	$181,497	$9,945,718
General allowance for loan losses							$(57,710)
Total Loans, net							$9,888,008
Percentage of loans outstanding	2.0%	4.2%	13.3%	75.7%	3.0%	1.8%
(1) LTV is calculated using carrying amount as a percentage of current collateral value

The table below presents the geographic concentration of loans, net, secured by real estate.

Geographic Concentration (% of UPB)	September 30, 2023	December 31, 2022
Texas	19.1%	20.1%
California	11.3	11.1
Georgia	6.9	7.6
Florida	6.5	6.3
Arizona	6.0	6.8
Oregon	5.4	4.4
New York	4.8	5.5
North Carolina	4.1	4.2
Illinois	3.7	3.9
Washington	3.6	1.6
Other	28.6	28.5
Total	100.0%	100.0%

The table below presents the collateral type concentration of loans, net.

Collateral Concentration (% of UPB)	September 30, 2023	December 31, 2022
Multi-family	60.8%	67.0%
SBA	11.3	5.8
Mixed Use	7.9	8.1
Industrial	4.6	5.0
Retail	4.5	5.5
Office	4.4	4.9
Lodging	1.7	1.2
Other	4.8	2.5
Total	100.0%	100.0%

The table below presents the collateral type concentration of SBA loans within loans, net.

Collateral Concentration (% of UPB)	September 30, 2023	December 31, 2022
Lodging	23.5%	14.6%
Gasoline Service Stations	12.7	2.5
Eating Places	6.3	3.7
Child Day Care Services	5.6	5.7
Offices of Physicians	4.2	7.5
General Freight Trucking, Local	2.4	2.5
Coin-Operated Laundries and Drycleaners	1.7	0.8
Grocery Stores	1.6	1.6
Funeral Service & Crematories	1.4	1.2
Veterinarians	0.7	1.6
Other	39.9	58.3
Total	100.0%	100.0%

Allowance for credit losses

The allowance for credit losses consists of the allowance for losses on loans and lending commitments accounted for at amortized cost. Such loans and lending commitments are reviewed quarterly considering credit quality indicators, including probable and historical losses, collateral values, LTV ratios, and economic conditions.

The table below presents the allowance for loan losses by loan product and impairment methodology.

(in thousands)	Bridge	Fixed Rate	Construction	SBA - 7(a)	Residential	Other	Total Allowance for loan losses
September 30, 2023
General	$24,039	$7,655	$6,622	$12,987	$—	$2,079	$53,382
Specific	11,506	3,107	235	5,555	—	150	20,553
PCD	—	—	26,473	—	—	—	26,473
Ending balance	$35,545	$10,762	$33,330	$18,542	$—	$2,229	$100,408
December 31, 2022
General	$42,979	$2,397	$325	$10,801	$—	$1,208	$57,710
Specific	6,926	4,134	1,037	3,498	—	1,242	16,837
PCD	—	—	15,972	—	—	—	15,972
Ending balance	$49,905	$6,531	$17,334	$14,299	$—	$2,450	$90,519

The table below presents a summary of the changes in the allowance for loan losses.

(in thousands)	Bridge	Fixed Rate	Construction	SBA - 7(a)	Residential	Other	Total Allowance for loan losses
Three Months Ended September 30, 2023
Beginning balance	$43,857	$12,204	$35,925	$16,809	$—	$3,359	$112,154
Provision for (recoveries of) loan losses	(8,304)	(1,442)	(1,451)	2,133	—	(524)	(9,588)
Measurement period adjustment – PCD	—	—	5,245	—	—	—	5,245
Charge-offs and sales	(8)	—	(6,389)	(428)	—	(606)	(7,431)
Recoveries	—	—	—	28	—	—	28
Ending balance	$35,545	$10,762	$33,330	$18,542	$—	$2,229	$100,408
Three Months Ended September 30, 2022
Beginning balance	$18,393	$6,222	$5,122	$13,126	$57	$3,205	$46,125
Provision for (recoveries of) loan losses	2,061	242	849	200	(1)	(72)	3,279
Measurement period adjustment – PCD	—	—	10,972	—	—	—	10,972
Charge-offs and sales	—	(90)	—	(692)	—	—	(782)
Recoveries	—	—	—	711	(51)	(1)	659
Ending balance	$20,454	$6,374	$16,943	$13,345	$5	$3,132	$60,253
Nine Months Ended September 30, 2023
Beginning balance	$49,905	$6,531	$17,334	$14,299	$—	$2,450	$90,519
Provision for (recoveries of) loan losses	(13,741)	5,735	6,421	5,540	—	385	4,340
PCD (1)	—	—	32,862	—	—	—	32,862
Charge-offs and sales	(619)	(1,504)	(23,287)	(1,443)	—	(606)	(27,459)
Recoveries	—	—	—	146	—	—	146
Ending balance	$35,545	$10,762	$33,330	$18,542	$—	$2,229	$100,408
Nine Months Ended September 30, 2022
Beginning balance	$19,519	$6,861	$—	$12,180	$60	$6,757	$45,377
Provision for (recoveries of) loan losses	935	(397)	971	1,691	(4)	(3,404)	(208)
PCD (2)	—	—	15,972	—	—	—	15,972
Charge-offs and sales	—	(90)	—	(1,191)	—	(7)	(1,288)
Recoveries	—	—	—	665	(51)	(214)	400
Ending balance	$20,454	$6,374	$16,943	$13,345	$5	$3,132	$60,253
(1) Includes impact of measurement period adjustment related to the Broadmark Merger. See Note 5 for further details on assets acquired and liabilities assumed in connection with the Broadmark Merger.
(2) Includes impact of measurement period adjustment related to the Mosaic Mergers. See Note 5 for further details on assets acquired and liabilities assumed in connection with the Mosaic Mergers.

The table above excludes $1.0 million of allowance for loan losses on unfunded lending commitments as of both September 30, 2023 and September 30, 2022. Refer to Note 3 – Summary of Significant Accounting Policies for more information on accounting policies, methodologies and judgment applied to determine the allowance for loan losses and lending commitments.

Non-accrual loans

A loan is placed on nonaccrual status when it is probable that principal and interest will not be collected under the original contractual terms. At that time, interest income is no longer accrued.

The table below presents information on non-accrual loans.

(in thousands)	September 30, 2023	December 31, 2022
Non-accrual loans
With an allowance	$469,216	$197,101
Without an allowance	49,425	45,704
Total recorded carrying value of non-accrual loans	$518,641	$242,805
Allowance for loan losses related to non-accrual loans	$(41,505)	$(32,809)
UPB of non-accrual loans	$560,394	$278,401

	September 30, 2023	September 30, 2022
Interest income on non-accrual loans for the three months ended	$617	$506
Interest income on non-accrual loans for the nine months ended	$3,198	$4,218

Loan modifications made to borrowers experiencing financial difficulty

In certain situations, the Company may provide loan modifications to borrowers experiencing financial difficulty. These modifications may include interest rate reductions, principal forgiveness, term extensions, and other-than-insignificant payment delay intended to minimize the Company's economic loss and to avoid foreclosure or repossession of collateral. Substantially all of the loan modifications provided by the Company consisted of a 12-month payment deferral and an 18-month addition to the weighted average life of the original loan term and were deemed to be continuation of the existing loans based on the Company's analysis. As of September 30, 2023 the carrying value of such commercial real estate and SBA - 7(a) loans modified in 2023 were $446.7 million and $1.2 million, respectively or 4.1% of total Loans, net. These modified loans are predominantly comprised of loans secured by mixed use real estate.

The Company's allowance for loan losses reflects estimates of expected life-time loan losses, which considers historical loan losses including losses from modified loans to borrowers experiencing financial difficulty. The Company continues to estimate the allowance for loan losses after modification using loan-specific inputs. Substantially all of the modified loans were performing in accordance with the modified contractual terms as of September 30, 2023.

The remaining elements of the Company’s modification programs are generally considered insignificant and do not have a material impact on financial results. On loans for which the Company determines foreclosure of the collateral is probable, expected losses are measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. As of September 30, 2023 and December 31, 2022, the Company’s total carrying amount of loans in the foreclosure process was $96.7 million and $34.9 million, respectively.

As of September 30, 2023, lending commitments to borrowers experiencing financial difficulty for which the Company has modified the loan terms was not material.

PCD loans

During September 2023, based on updated valuations obtained, the Company recorded a measurement period adjustment of $5.2 million to increase the PCD allowance in connection with the Broadmark Merger. A reconciliation between the PCD asset’s UPB and purchase price is presented in the table below. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Broadmark Merger. The table below presents a reconciliation of the Company’s purchase price with the par value of the purchased loans.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Unpaid principal balance	$244,932	$38,750	$283,682
Allowance for credit losses	(27,617)	(5,245)	(32,862)
Non-credit discount	(6,035)	(3,342)	(9,377)
Purchase price of loans classified as PCD	$211,280	$30,163	$241,443

The Company did not acquire any PCD loans during the three months ended September 30, 2023 and September 30, 2022.

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

The fair value of the contingent consideration in connection with mergers and acquisitions was determined using a Monte Carlo simulation model which considers various potential results based on Level 3 inputs, including management’s latest estimates of future operating results. Fair value measurements of the contingent consideration liability are sensitive to changes in assumptions related to earnings before tax, discount rate and risk-free rate of return. Contingent consideration also consists of CERs. Pursuant to the CER agreement, if, as of the revaluation date, the sum of the updated fair value of the acquired portfolio less all advances made on such assets, plus all principal payments, return of capital and liquidation proceeds received on such assets exceeds the initial discounted fair value of the acquired portfolio, then the Company will issue to the CER holders, with respect to each CER, a number of shares of common stock equal to 90% of the lesser of the valuation excess and the discount amount, divided by the number of initially issued CERs divided by the Company share value, with cash being paid in lieu of any fractional shares of common stock otherwise due to such holder. In addition, each CER holder will be entitled to receive a number of additional shares of common stock equal to (i) the amount of any dividends or other distributions paid with respect to the number of whole shares of common stock received by such CER holder in respect of such holder’s CERs and having a record date on or after the closing of the Mosaic Mergers and a payment date prior to the issuance date of such shares of common stock, divided by (ii) the Company share value. The probability-weighted expected return method (“PWERM”) was utilized to estimate the return of capital and liquidation proceeds of the acquired asset portfolio, considering each possible outcome, including the economic and projected performance of each acquired asset, using a probability of 65%-100% return of capital. The discounted cashflow technique was utilized by the Company to assess the updated value of the acquired portfolio as of the revaluation date. The fair value of dividend distributions to the CER holders was determined using a Monte Carlo simulation model which considers various potential results based on the CER payments, volatility of the Company’s share value and projected dividend distributions. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Mosaic Mergers.

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

The table below presents financial instruments carried at fair value on a recurring basis.

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2023
Assets:
Money market funds (a)	$107,891	$—	$—	$107,891
Loans, held for sale, at fair value	—	184,989	—	184,989
Loans, net, at fair value	—	—	9,221	9,221
Paycheck Protection Program loans	—	168	—	168
MBS, at fair value	—	33,339	—	33,339
Derivative instruments, at fair value	—	8,489	131	8,620
Residential MSRs, at fair value	—	—	207,495	207,495
Investment in unconsolidated joint ventures	—	—	7,547	7,547
Preferred equity investment (b)	—	—	108,423	108,423
Total assets	$107,891	$226,985	$332,817	$667,693

Liabilities:
Contingent consideration	$—	$—	$13,408	$13,408
Total liabilities	$—	$—	$13,408	$13,408
December 31, 2022
Assets:
Money market funds (a)	$44,611	$—	$—	$44,611
Loans, held for sale, at fair value	—	197,453	60,924	258,377
Loans, net, at fair value	—	—	9,786	9,786
Paycheck Protection Program loans	—	576	—	576
MBS, at fair value	—	32,041	—	32,041
Derivative instruments, at fair value	—	12,846	117	12,963
Residential MSRs, at fair value	—	—	192,203	192,203
Investment in unconsolidated joint ventures	—	—	8,094	8,094
Preferred equity investment (b)	—	—	108,423	108,423
Total assets	$44,611	$242,916	$379,547	$667,074

Liabilities:
Derivative instruments, at fair value	$—	$1,586	$—	$1,586
Contingent consideration	—	—	28,500	28,500
Total liabilities	$—	$1,586	$28,500	$30,086
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

(in thousands)	Fair Value	Predominant Valuation Technique (a)	Type	Range	Weighted Average
September 30, 2023
Residential MSRs, at fair value	$207,495	Income Approach	Forward prepayment rate | Discount rate | Servicing expense	(b)	(b)
Investment in unconsolidated joint ventures	$7,547	Income Approach	Discount rate	9.0%	9.0%
Derivative instruments, at fair value	$131	Market Approach	Origination pull-through rate | Servicing Fee Multiple | Percentage of UPB	40.2% - 100% | 1.8% - 16.4% | 0.4% - 3.1%	81.7% | 8.1% | 1.7%
Preferred equity investment	$108,423	Income Approach	Discount rate	10.5%	10.5%
Contingent consideration- Mosaic CER dividends	$(3,222)	Monte Carlo Simulation Model	Equity volatility | Discount rate	30.0% | 11.5%	30.0% | 11.5%
Contingent consideration- Mosaic CER units	$(10,186)	Income approach and PWERM Model	Revaluation discount rate | Discount rate	12.0% | 11.5%	12.0% | 11.5%
December 31, 2022
Residential MSRs, at fair value	$192,203	Income Approach	Forward prepayment rate | Discount rate | Servicing expense	(b)	(b)
Investment in unconsolidated joint ventures	$8,094	Income Approach	Discount rate	9.0%	9.0%
Derivative instruments, at fair value	$117	Market Approach	Origination pull-through rate | Servicing Fee Multiple | Percentage of UPB	53.9% - 100% | 2.0 - 7.2% | 0.5 - 3.2%	83% | 4.7% | 1.6%
Preferred equity investment	$108,423	Income Approach	Discount rate	10.5%	10.5%
Contingent consideration- Mosaic CER dividends	$(4,587)	Monte Carlo Simulation Model	Equity volatility | Discount rate	35.0% | 11.9%	35.0% | 11.9%
Contingent consideration- Mosaic CER units	$(14,913)	Income approach and PWERM Model	Revaluation discount rate | Discount rate	12.0% | 11.9%	12.0% | 11.9%
(a) Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class.
(b) Refer to Note 8 - Servicing Rights for more information on residential MSRs unobservable inputs.

Included within Level 3 assets of $332.8 million as of September 30, 2023 and $379.5 million as of December 31, 2022, is $9.2 million and $70.7 million, respectively, of quoted or transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value. Included within Level 3 liabilities of $28.5 million as of

December 31, 2022, is $9.0 million of quoted or transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value.

The table below presents a summary of changes in fair value for Level 3 assets and liabilities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
MBS
Beginning balance	$—	$1,666	$—	$1,581
Sales / Principal payments	—	—	—	(1,352)
Accreted discount, net	—	—	—	1
Realized gains (losses), net	—	—	—	(1,449)
Unrealized gains (losses), net	—	(17)	—	2,688
Transfer to (from) Level 3	—	(1,649)	—	(1,469)
Ending balance	$—	$—	$—	$—
Derivatives
Beginning balance	$716	$2,399	$117	$2,339
Unrealized gains (losses), net	(585)	(6,744)	14	(6,684)
Ending balance	$131	$(4,345)	$131	$(4,345)
Loans, net
Beginning balance	$9,773	$9,956	$9,786	$10,766
Unrealized gains (losses), net	(552)	(374)	(565)	(1,184)
Ending balance	$9,221	$9,582	$9,221	$9,582
Loans, held for sale, at fair value
Beginning balance	$57,032	$200,863	$60,924	$231,865
Purchases or Originations	—	—	—	23,470
Sales / Principal payments	—	(182)	(22)	(32,891)
Realized gains (losses), net	—	(1)	—	(788)
Unrealized gains (losses), net	—	(12,965)	(3,887)	(28,739)
Transfer to loans, held for investment	(57,032)	—	(57,015)	(3,862)
Transfer to (from) Level 3	—	—	—	(1,340)
Ending balance	$—	$187,715	$—	$187,715
Investments held to maturity
Beginning balance	$—	$9,601	$—	$—
Sales / Principal payments	—	(5,877)	—	(13,173)
Measurement period adjustment (1)	—	(3,724)	—	(3,724)
Realized gains (losses), net	—	—	—	(156)
Merger (2)	—	—	—	17,053
Ending balance	$—	$—	$—	$—
PPP loans
Beginning balance	$—	$—	$—	$3,243
Sales / Principal payments	—	—	—	(1,400)
Transfer to (from) Level 3	—	—	—	(1,843)
Ending balance	$—	$—	$—	$—
Residential MSRs
Beginning balance	$201,471	$168,653	$192,203	$120,142
Additions due to loans sold, servicing retained	5,896	9,463	16,489	32,417
Sales / Principal payments	(2,365)	(2,610)	(6,415)	(9,636)
Unrealized gains (losses), net	2,493	16,647	5,218	49,230
Ending balance	$207,495	$192,153	$207,495	$192,153
Investment in unconsolidated joint ventures
Beginning balance	$7,731	$8,439	$8,094	$8,894
Unrealized gains (losses), net	(184)	(171)	(547)	(626)
Ending balance	$7,547	$8,268	$7,547	$8,268
Contingent consideration
Beginning balance	$(15,566)	$(92,548)	$(28,500)	$(16,400)
Sales / Principal payments	—	—	9,000	9,000
Measurement period adjustment (1)	—	59,348	—	59,348
Unrealized losses (gains), net	2,158	—	6,092	(800)
Merger (2)	—	—	—	(84,348)
Ending balance	$(13,408)	$(33,200)	$(13,408)	$(33,200)
Preferred equity investment (3)
Beginning balance	$108,423	$—	$108,423	$—
Ending balance	$108,423	$—	$108,423	$—
Total
Beginning balance	$369,580	$309,029	$351,047	$362,430
Purchases or Originations	—	—	—	23,470
Additions due to loans sold, servicing retained	5,896	9,463	16,489	32,417
Sales / Principal payments	(2,365)	(8,669)	2,563	(49,452)
Accreted discount, net	—	—	—	1
Measurement period adjustment (1)	—	55,624	—	55,624
Realized gains (losses), net	—	(1)	—	(2,393)
Unrealized gains (losses), net	3,330	(3,624)	6,325	13,885
Merger (2)	—	—	—	(67,295)
Transfer to loans, held for investment	(57,032)	—	(57,015)	(3,862)
Transfer to (from) Level 3	—	(1,649)	—	(4,652)
Ending balance	$319,409	$360,173	$319,409	$360,173

(1) Represents adjustments made subsequent to the determination of the preliminary purchase price allocation at the time of the merger. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Mosaic Mergers.

(2) Includes assets acquired and liabilities assumed as a result of the Mosaic Mergers. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Mosaic Mergers.

(3) Preferred equity investment held through consolidated joint ventures are included in assets of consolidated VIEs on the consolidated balance sheets.

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

	September 30, 2023		December 31, 2022
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Loans, net	$10,947,202	$10,749,554	$9,878,222	$9,610,412
Paycheck Protection Program loans	57,977	57,977	186,409	196,222
Servicing rights	100,284	110,947	87,117	91,698
Total assets	$11,105,463	$10,918,478	$10,151,748	$9,898,332
Liabilities:
Secured borrowings	$2,385,070	$2,385,070	$2,846,293	$2,846,293
Paycheck Protection Program Liquidity Facility borrowings	76,333	76,333	201,011	201,011
Securitized debt obligations of consolidated VIEs, net	5,264,037	5,199,445	4,903,350	4,748,291
Senior secured note, net	344,684	308,242	343,355	312,975
Guaranteed loan financing	886,916	938,108	264,889	275,316
Convertible notes, net	—	—	114,397	113,823
Corporate debt, net	763,828	718,598	662,665	614,744
Total liabilities	$9,720,868	$9,625,796	$9,335,960	$9,112,453

As of both September 30, 2023 and December 31, 2022, other assets and accounts payable and accrued liabilities are not carried at fair value but generally approximate fair value. Further details are presented in Note 18 – Other Assets and Other Liabilities.

Note 8. Servicing rights

The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The Company’s servicing fees are specified by pooling and servicing agreements.

The table below presents information about servicing rights.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
SBA servicing rights, at amortized cost
Beginning net carrying amount	$24,328	$21,670	$19,756	$22,157
Additions due to loans sold, servicing retained	1,599	1,921	5,154	5,700
Amortization	(987)	(929)	(2,743)	(2,878)
Recovery (impairment)	3,383	(765)	6,156	(3,082)
Ending net carrying amount	$28,323	$21,897	$28,323	$21,897
Multi-family servicing rights, at amortized cost
Beginning net carrying amount	$70,565	$63,188	$67,361	$62,300
Additions due to loans sold, servicing retained	4,116	2,883	12,508	8,510
Amortization	(2,720)	(2,429)	(7,908)	(7,168)
Ending net carrying amount	$71,961	$63,642	$71,961	$63,642
Total servicing rights, at amortized cost	$100,284	$85,539	$100,284	$85,539
Residential MSRs, at fair value
Beginning net carrying amount	$201,471	$168,653	$192,203	$120,142
Additions due to loans sold, servicing retained	5,896	9,463	16,489	32,417
Loan pay-offs	(2,365)	(2,610)	(6,415)	(9,636)
Unrealized gains	2,493	16,647	5,218	49,230
Ending fair value amount	$207,495	$192,153	$207,495	$192,153
Total servicing rights	$307,779	$277,692	$307,779	$277,692

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

The table below presents additional information about SBA and multi-family servicing rights.

	As of September 30, 2023		As of December 31, 2022
(in thousands)	UPB	Carrying Value	UPB	Carrying Value
SBA	$1,169,445	$28,323	$1,019,770	$19,756
Multi-family	5,515,046	71,961	4,839,028	67,361
Total	$6,684,491	$100,284	$5,858,798	$87,117

The table below presents significant assumptions used in the estimated valuation of SBA and multi-family servicing rights carried at amortized cost.

	September 30, 2023				December 31, 2022
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA servicing rights
Forward prepayment rate	0.0	-	3.5%	2.5%	10.2	-	21.6%	10.6%
Forward default rate	0.0	-	11.5%	10.9%	0.0	-	10.0%	9.2%
Discount rate	16.7	-	24.2%	17.0%	18.0	-	31.4%	18.7%
Servicing expense	0.4	-	0.4%	0.4%	0.4	-	0.4%	0.4%

Multi-family servicing rights
Forward prepayment rate	0.0	-	7.5%	3.6%	0.0	-	7.2%	3.5%
Forward default rate	0.0	-	1.1%	0.8%	0.0	-	1.1%	0.8%
Discount rate	6.0	-	6.0%	6.0%	6.0	-	6.0%	6.0%
Servicing expense	0.0	-	0.8%	0.1%	0.0	-	0.8%	0.1%

Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The table below presents the possible impact of 10% and 20% adverse changes to key assumptions on SBA and multi-family servicing rights.

(in thousands)	September 30, 2023	December 31, 2022
SBA servicing rights
Forward prepayment rate
Impact of 10% adverse change	$(1,134)	$(578)
Impact of 20% adverse change	$(2,196)	$(1,125)
Default rate
Impact of 10% adverse change	$(234)	$(125)
Impact of 20% adverse change	$(465)	$(249)
Discount rate
Impact of 10% adverse change	$(1,630)	$(861)
Impact of 20% adverse change	$(3,093)	$(1,642)
Servicing expense
Impact of 10% adverse change	$(1,933)	$(1,228)
Impact of 20% adverse change	$(3,865)	$(2,455)
Multi-family servicing rights
Forward prepayment rate
Impact of 10% adverse change	$(266)	$(271)
Impact of 20% adverse change	$(526)	$(537)
Default rate
Impact of 10% adverse change	$(20)	$(22)
Impact of 20% adverse change	$(40)	$(44)
Discount rate
Impact of 10% adverse change	$(2,296)	$(2,057)
Impact of 20% adverse change	$(4,477)	$(4,012)
Servicing expense
Impact of 10% adverse change	$(2,679)	$(2,685)
Impact of 20% adverse change	$(5,357)	$(5,370)

The table below presents estimated future amortization expense for SBA and multi-family servicing rights.

(in thousands)	September 30, 2023
2023	$3,975
2024	13,015
2025	12,094
2026	10,938
2027	9,873
Thereafter	50,389
Total	$100,284

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

The table below presents additional information about residential MSRs carried at fair value.

	September 30, 2023		December 31, 2022
(in thousands)	UPB	Fair Value	UPB	Fair Value
Fannie Mae	$4,544,255	$68,796	$4,492,990	$64,914
Freddie Mac	4,610,804	73,700	4,499,992	68,208
Ginnie Mae	3,220,896	64,999	3,085,038	59,081
Total	$12,375,955	$207,495	$12,078,020	$192,203

The table below presents significant assumptions used in the valuation of residential MSRs carried at fair value.

	September 30, 2023				December 31, 2022
	Range of input values			Weighted Average	Range of input values			Weighted Average
Residential MSRs
Forward prepayment rate	5.6	-	15.0%	6.3%	6.0	-	21.5%	6.3%
Discount rate	10.0	-	13.8%	10.5%	9.5	-	12.0%	10.1%
Servicing expense	$70	-	$95	$74	$70	-	$85	$74

Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The table below presents the possible impact of 10% and 20% adverse changes to key assumptions on the fair value of residential MSRs.

(in thousands)	September 30, 2023	December 31, 2022
Residential MSRs
Forward prepayment rate
Impact of 10% adverse change	$(5,781)	$(5,620)
Impact of 20% adverse change	$(11,257)	$(10,948)
Discount rate
Impact of 10% adverse change	$(9,848)	$(8,906)
Impact of 20% adverse change	$(18,849)	$(17,066)
Servicing expense
Impact of 10% adverse change	$(2,711)	$(2,689)
Impact of 20% adverse change	$(5,421)	$(5,378)

Note 9. Residential mortgage banking activities and variable expenses on residential mortgage banking activities

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

The table below presents the components of residential mortgage banking activities and associated variable expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Realized and unrealized gain (loss) of residential mortgage loans held for sale, at fair value	$597	$(1,854)	$5,572	$(14,827)
Creation of new MSRs, net of payoffs	3,531	6,853	10,074	22,781
Loan origination fee income on residential mortgage loans	3,337	3,701	9,774	12,560
Unrealized gain (loss) on IRLCs and other derivatives	(406)	3,353	692	2,910
Residential mortgage banking activities	$7,059	$12,053	$26,112	$23,424

Variable expenses on residential mortgage banking activities	$(4,091)	$(9,061)	$(16,150)	$(5,508)

Note 10. Secured borrowings

The table below presents certain characteristics of secured borrowings.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	September 30, 2023	December 31, 2022
3	SBA loans	October 2024 - March 2025	SOFR + 2.82% Prime - 0.82%	$250,000	$114,788	$84,465	$160,903
2	SBC loans - USD	February 2024 – December 2024	SOFR + 6.52%	360,000	392,384	153,924	111,966
1	SBC loans - Non-USD (4)	June 2026	SONIA + 3.75%	122,026	28,742	11,577	61,596
5	Residential loans	November 2023 – November 2024	Variable Pricing	390,000	110,373	107,845	132,658
1	Residential MSRs	February 2026	SOFR + 3.00%	120,000	142,496	101,881	49,900
1	Purchased future receivables	October 2025	SOFR + 4.50%	50,000	15,948	9,500	—
Total borrowings under credit facilities and other financing agreements				$1,292,026	$804,731	$469,192	$517,023
9	SBC loans	November 2023 – July 2026	1 MT + 2.00% SOFR + 2.76%	$4,545,500	$2,171,164	$1,506,136	$1,905,358
1	SBC loans - Non-USD (4)	January 2024	EURIBOR + 2.75%	211,450	57,941	42,557	—
6	MBS	October 2023 - January 2024	7.77%	367,185	753,336	367,185	423,912
Total borrowings under repurchase agreements				$5,124,135	$2,982,441	$1,915,878	$2,329,270
Total secured borrowings				$6,416,161	$3,787,172	$2,385,070	$2,846,293

(1) Represents the total number of facility lenders.

(2) Current maturity does not reflect extension options available beyond original commitment terms.

(3) Asset class pricing is determined using an index rate plus a weighted average spread.

(4) Non-USD denominated credit facilities and repurchase agreements have been converted into USD for purposes of this disclosure.

In the table above, the agreements governing secured borrowings require maintenance of certain financial and debt covenants. As of both September 30, 2023 and December 31, 2022, certain financing counterparties covenants calculations were amended to exclude the PPPLF from certain covenant calculations. As of both September 30, 2023 and December 31, 2022 the Company was in compliance with all debt and financial covenants.

The table below presents the carrying value of collateral pledged with respect to secured borrowings outstanding.

	Pledged Assets Carrying Value
(in thousands)	September 30, 2023	December 31, 2022
Collateral pledged - borrowings under credit facilities and other financing agreements
Loans, held for sale, at fair value	$146,001	$146,721
Loans, net	500,286	630,910
MSRs	142,496	133,122
Purchased future receivables	15,948	—
Total	$804,731	$910,753
Collateral pledged - borrowings under repurchase agreements
Loans, net	$2,184,455	$2,496,880
MBS	26,936	27,015
Retained interest in assets of consolidated VIEs	726,400	753,099
Loans, held for sale, at fair value	—	60,551
Loans, held at fair value	9,221	3,974
Real estate acquired in settlement of loans	35,429	1,491
Total	$2,982,441	$3,343,010
Total collateral pledged on secured borrowings	$3,787,172	$4,253,763

Note 11. Senior secured notes, convertible notes, and corporate debt, net

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

As of September 30, 2023, the Company was in compliance with all covenants with respect to the Senior Secured Notes.

Convertible notes, net

On August 9, 2017, the Company closed an underwritten public sale of $115.0 million aggregate principal amount of its Convertible Notes. Pursuant to the terms of the base indenture, dated August 9, 2017, as supplemented by the first supplemental indenture, dated August 9, 2017, between the Company and U.S. Bank National Association, as trustee, the Company could redeem all or any portion of the Convertible Notes on or after August 15, 2021, if the last reported sale price of the Company’s common stock was at least 120% of the conversion price in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provided notice of redemption, at a redemption price payable in cash equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest. Additionally, upon the occurrence of certain corporate transactions, holders could have required the Company to purchase the Convertible Notes for cash at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest.

The Convertible Notes were convertible only upon satisfaction of one or more of the following conditions: (1) the closing market price of the Company’s common stock was greater than or equal to 120% of the conversion price of the respective Convertible Notes for at least 20 out of 30 days prior to the end of the preceding fiscal quarter, (2) the trading price of the Convertible Notes was less than 98% of the product of (i) the conversion rate and (ii) the closing price of the Company’s common stock during any five consecutive trading day period, (3) the Company issued certain equity instruments at less than the 10 day average closing market price of its common stock or the per-share value of certain distributions exceeded the market price of the Company’s common stock by more than 10%, or (4) certain other specified corporate events (significant consolidation, sale, merger share exchange, etc.) occurred.

At issuance, the Company allocated $112.7 million and $2.3 million of the carrying value of the Convertible Notes to its debt and equity components, respectively, before the allocation of deferred financing costs.

On August 15, 2023, the Company’s outstanding Convertible Notes were repaid in full.

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

As of September 30, 2023, the Company was in compliance with all covenants with respect to Corporate debt.

The Debt ATM Agreement

On May 20, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”), pursuant to which it may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and the Company. No such sales through the Debt ATM Program were made during the three or nine months ended September 30, 2023.

The table below presents information about senior secured notes and corporate debt.

(in thousands)	Coupon Rate	Maturity Date	September 30, 2023
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Unamortized deferred financing costs - Senior secured notes			(5,316)
Total Senior secured notes, net			$344,684
Corporate debt principal amount(2)	5.50%	12/30/2028	110,000
Corporate debt principal amount(3)	6.20%	7/30/2026	104,613
Corporate debt principal amount(3)	5.75%	2/15/2026	206,270
Corporate debt principal amount(4)	6.125%	4/30/2025	120,000
Corporate debt principal amount(5)	7.375%	7/31/2027	100,000
Corporate debt principal amount(6)	5.00%	11/15/2026	100,000
Unamortized discount - corporate debt			(7,800)
Unamortized deferred financing costs - corporate debt			(5,505)
Junior subordinated notes principal amount(7)	SOFR + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(8)	SOFR + 3.10%	4/30/2035	21,250
Total corporate debt, net			$763,828
Total carrying amount of debt			$1,108,512
(1) Interest on the senior secured notes is payable semiannually on April 20 and October 20 of each year.
(2) Interest on the corporate debt is payable semiannually on June 30 and December 30 of each year.
(3) Interest on the corporate debt is payable quarterly on January 30, April 30, July 30, and October 30 of each year.
(4) Interest on the corporate debt is payable semiannually on April 30 and October 30 of each year.
(5) Interest on the corporate debt is payable semiannually on January 31 and July 31 of each year.
(6) Interest on the corporate debt is payable semiannually on May 15 and November 15 of each year; assumed as part of the Broadmark Merger.
(7) Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(8) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.

The table below presents the contractual maturities for senior secured notes and corporate debt.

(in thousands)	September 30, 2023
2023	$—
2024	—
2025	120,000
2026	760,883
2027	100,000
Thereafter	146,250
Total contractual amounts	$1,127,133
Unamortized deferred financing costs, discounts, and premiums, net	(18,621)
Total carrying amount of debt	$1,108,512

Note 12. Guaranteed loan financing

Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment in the consolidated balance sheets and the portion sold is recorded as guaranteed loan financing in the liabilities section of the consolidated balance sheets. For these partial loan sales, the interest earned on the entire loan balance is recorded as interest income and the interest earned by the buyer in the partial loan sale is recorded within interest expense in the accompanying consolidated statements of income. Guaranteed loan financings are secured by loans of $887.4 million and $265.6 million as of September 30, 2023 and December 31, 2022, respectively.

The table below presents guaranteed loan financing and the related interest rates and maturity dates.

	Weighted Average	Range of	Range of
(in thousands)	Interest Rate	Interest Rates	Maturities (Years)	Ending Balance
September 30, 2023	8.93%	1.45-10.25%	2023-2048	$886,916
December 31, 2022	6.68%	1.45-8.50%	2023-2046	$264,889

The table below presents the contractual maturities of guaranteed loan financing.

(in thousands)	September 30, 2023
2023	$2
2024	331
2025	847
2026	1,703
2027	7,263
Thereafter	876,770
Total	$886,916

Note 13. Variable interest entities and securitization activities

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

Consolidated VIEs

The Company consolidates variable interests held in an acquired joint venture investment for which it is the primary beneficiary. The equity held by the remaining owners and their portions of net income (loss) are reflected in stockholders’ equity on the consolidated balance sheets as Non-controlling interests and in the consolidated statements of income as Net income attributable to noncontrolling interests, respectively. As of September 30, 2023, income and expenses on joint venture investments identified as consolidated VIEs were not material.

The table below presents assets and liabilities of consolidated VIEs.

(in thousands)	September 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$23,112	$997
Restricted cash	70,388	77,062
Loans, net	6,804,500	6,311,698
Preferred equity investment (1)	108,423	108,423
Other assets	73,843	54,580
Total assets	$7,080,266	$6,552,760
Liabilities:
Securitized debt obligations of consolidated VIEs, net	5,264,037	4,903,350
Due to third parties	2,949	3,727
Accounts payable and other accrued liabilities	21	—
Total liabilities	$5,267,007	$4,907,077
(1) Preferred equity investment held through consolidated VIEs are included in Assets of consolidated VIEs on the consolidated balance sheets.

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

The table below presents additional information on the Company’s securitized debt obligations.

	September 30, 2023			December 31, 2022
	Current		Weighted	Current		Weighted
	Principal	Carrying	Average	Principal	Carrying	Average
(in thousands)	Balance	value	Interest Rate	Balance	value	Interest Rate
ReadyCap Lending Small Business Trust 2019-2	$35,900	$35,772	7.4%	$49,031	$48,518	4.0%
ReadyCap Lending Small Business Trust 2023-3	128,340	125,963	8.4	—	—	—
Sutherland Commercial Mortgage Trust 2017-SBC6	2,470	2,430	5.0	7,386	7,273	4.3
Sutherland Commercial Mortgage Trust 2019-SBC8	109,036	107,414	2.9	120,916	119,072	2.9
Sutherland Commercial Mortgage Trust 2021-SBC10	87,490	86,141	1.6	109,622	107,969	1.6
ReadyCap Commercial Mortgage Trust 2015-2	2,037	1,842	5.1	2,726	2,442	5.1
ReadyCap Commercial Mortgage Trust 2016-3	9,038	8,677	5.2	11,950	11,787	5.1
ReadyCap Commercial Mortgage Trust 2018-4	53,529	51,677	4.6	58,838	57,857	4.3
ReadyCap Commercial Mortgage Trust 2019-5	94,631	89,366	4.7	111,184	108,859	4.5
ReadyCap Commercial Mortgage Trust 2019-6	202,473	198,436	3.4	209,930	207,464	3.3
ReadyCap Commercial Mortgage Trust 2022-7	196,559	189,379	4.2	197,498	194,456	4.2
Ready Capital Mortgage Financing 2019-FL3	—	—	—	59,508	59,508	3.5
Ready Capital Mortgage Financing 2020-FL4	—	—	—	192,419	192,213	4.8
Ready Capital Mortgage Financing 2021-FL5	297,792	297,266	6.5	415,166	413,101	3.1
Ready Capital Mortgage Financing 2021-FL6	432,305	430,170	6.2	502,220	497,891	2.9
Ready Capital Mortgage Financing 2021-FL7	675,915	672,791	6.5	743,848	738,246	3.2
Ready Capital Mortgage Financing 2022-FL8	828,675	824,176	6.8	913,675	906,307	3.7
Ready Capital Mortgage Financing 2022-FL9	532,194	524,866	8.0	587,722	579,823	5.9
Ready Capital Mortgage Financing 2022-FL10	656,220	646,827	7.7	651,460	642,578	7.9
Ready Capital Mortgage Financing 2023-FL11	474,851	468,469	8.1	—	—	—
Ready Capital Mortgage Financing 2023-FL12	509,098	500,486	7.9	—	—	—
Total	$5,328,553	$5,262,148	6.8%	$4,945,099	$4,895,364	4.3%

The table above excludes non-company sponsored securitized debt obligations of $1.9 million and $8.0 million that are included in the consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.

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

Unconsolidated VIEs

The Company does not consolidate variable interests held in an acquired joint venture investment accounted for as an equity method investment as it does not have the power to direct the activities that most significantly impact their economic performance and therefore, the Company only accounts for its specific interest in them.

The table below reflects variable interests in identified VIEs for which the Company is not the primary beneficiary.

	Carrying Amount		Maximum Exposure to Loss (1)
(in thousands)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
MBS, at fair value(2)	$24,732	$24,408	$24,732	$24,408
Investment in unconsolidated joint ventures	136,113	118,641	136,113	118,641
Total assets in unconsolidated VIEs	$160,845	$143,049	$160,845	$143,049
(1) Maximum exposure to loss is limited to the greater of the fair value or carrying value of the assets as of the consolidated balance sheet date.
(2) Retained interest in other third party sponsored securitizations.

Note 14. Interest income and interest expense

Interest income and expense are recorded in the consolidated statements of income and classified based on the nature of the underlying asset or liability. The table below presents the components of interest income and expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Interest income
Loans
Bridge	$166,599	$118,755	$492,818	$266,234
Fixed rate	12,621	13,473	37,813	42,412
Construction	27,787	9,942	62,290	18,942
SBA - 7(a)	26,371	10,604	56,627	29,725
PPP	2,925	14,000	9,367	50,140
Residential	39	53	151	103
Other	8,456	9,090	24,688	29,381
Total loans (1)	$244,798	$175,917	$683,754	$436,937
Held for sale, at fair value, loans
Fixed rate	$843	$2,292	$2,279	$6,585
Residential	1,840	2,103	5,213	6,401
Other	175	230	206	775
Total loans, held for sale, at fair value (1)	$2,858	$4,625	$7,698	$13,761
Investments held to maturity (2)	$14	$4,764	$34	$8,983
Preferred equity investment (1)	$1,831	$—	$6,192	$—
MBS, at fair value	$1,089	$720	$3,369	$4,421
Total interest income	$250,590	$186,026	$701,047	$464,102
Interest expense
Secured borrowings	$(49,693)	$(42,124)	$(146,034)	$(89,894)
PPPLF borrowings	(82)	(323)	(370)	(1,470)
Securitized debt obligations of consolidated VIEs	(108,464)	(52,186)	(298,623)	(110,241)
Guaranteed loan financing	(14,966)	(3,798)	(24,531)	(10,069)
Senior secured note	(4,381)	(4,380)	(13,159)	(13,117)
Convertible note	(1,042)	(2,188)	(5,418)	(6,564)
Corporate debt	(12,984)	(10,496)	(36,405)	(25,984)
Total interest expense	$(191,612)	$(115,495)	$(524,540)	$(257,339)
Net interest income before provision for loan losses	$58,978	$70,531	$176,507	$206,763
(1) Includes interest income on assets in consolidated VIEs.
(2) Investments held to maturity are included in Other assets on the consolidated balance sheets

Note 15. Derivative instruments

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

		September 30, 2023			December 31, 2022
		Notional	Derivative	Derivative	Notional	Derivative	Derivative
(in thousands)	Primary Underlying Risk	Amount	Asset	Liability	Amount	Asset	Liability
IRLCs	Interest rate risk	$124,610	$131	$—	$205,204	$117	$—
Interest Rate Swaps - not designated as hedges(1)	Interest rate risk	198,331	18,630	—	216,381	19,366	—
Interest Rate Swaps - designated as hedges(1)	Interest rate risk	416,139	37,073	—	266,139	33,863	—
TBA Agency Securities(1)	Market risk	137,500	763	(38)	134,150	796	(749)
FX forwards	Foreign exchange rate risk	39,447	1,337	—	47,834	1,123	(1,319)
Total		$916,027	$57,934	$(38)	$869,708	$55,265	$(2,068)
(1) Refer to Note 22 - Offsetting Assets and Liabilities for further details.

The table below presents gains and losses on derivatives.

	Net Realized	Net Unrealized
(in thousands)	Gain (Loss)	Gain (Loss)
Three Months Ended September 30, 2023
Interest rate swaps	$2,313	$6,015
TBA Agency Securities	—	178
IRLCs	—	(585)
FX forwards	(10)	3,359
Total	$2,303	$8,967
Three Months Ended September 30, 2022
Interest rate swaps	$9,278	$13,965
TBA Agency Securities	—	10,097
IRLCs	—	(6,744)
FX forwards	599	2,147
Total	$9,877	$19,465
Nine Months Ended September 30, 2023
Interest rate swaps	$15,684	$1,409
TBA Agency Securities	—	678
IRLCs	—	14
FX forwards	735	1,533
Total	$16,419	$3,634
Nine Months Ended September 30, 2022
Interest rate swaps	$6,785	$54,540
TBA Agency Securities	—	9,596
IRLCs	—	(6,685)
FX forwards	2,825	2,459
Total	$9,610	$59,910

In the table above:

●	Gains (losses) on interest rate swaps and FX forwards are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of income.
●	For qualifying hedges of interest rate risk on interest rate swaps, the effective portion relating to the unrealized gain (loss) on derivatives are recorded in AOCI.
●	Gains (losses) on residential mortgage banking activity TBAs and IRLCs are recorded in residential mortgage banking activities in the consolidated statements of income.

The table below summarizes the gains and losses on derivatives which have qualified for hedge accounting.

(in thousands)	Derivatives - effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives - effective portion recorded in OCI	Total change in OCI for period
Interest rate hedges
Three Months Ended September 30, 2023	$(289)	$—	$(289)	$4,337	$4,626
Three Months Ended September 30, 2022	$(402)	$—	$(402)	$(79)	$323
Nine Months Ended September 30, 2023	$(881)	$—	$(881)	$2,433	$3,314
Nine Months Ended September 30, 2022	$(1,094)	$—	$(1,094)	$(207)	$887

In the table above:

●	Forecasted transactions on interest rates consists of benchmark interest rate hedges of SOFR and LIBOR-indexed floating-rate liabilities.
●	Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.

●	Amounts recorded in OCI for the period represents after tax amounts.

Note 16. Real estate owned, held for sale

The table below presents details on the real estate owned, held for sale portfolio.

(in thousands)	September 30, 2023		December 31, 2022
Acquired Portfolio:
Mixed Use	$8,535		$35,361
Multi-family	74,388		48,768
Lodging	14,000		—
Residential	24,696		—
Office	12,458		—
Land	80,276		—
Total Acquired REO	$214,353	(1)	$84,129
Other REO held for sale:
Single Family	$24,368		$24,300
Retail	1,853		1,853
Office	6,816		6,816
SBA	40		—
Services	1,126		—
Mixed Use	4,247		—
Multi-family	29,138		—
Total Other REO	$67,588		$32,969
Total real estate owned, held for sale	$281,941		$117,098
(1) Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Broadmark Merger.

In the table above, Other REO excludes $1.9 million and $1.0 million as of September 30, 2023 and December 31, 2022, respectively, of real estate owned, held for sale within consolidated VIEs.

As of September 30, 2023, based on updated valuations obtained, the Company recorded a measurement period adjustment of $5.1 million to decrease the value of real estate owned, held for sale in connection with the Broadmark Merger. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Broadmark Merger.

Note 17. Agreements and transactions with related parties

Management Agreement

The Company has entered into a management agreement with its Manager (the “Management Agreement”), which describes the services to be provided to the Company by its Manager and compensation for such services. The Company’s Manager is responsible for managing the Company’s day-to-day operations, subject to the direction and oversight of the Board.

Management fee. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee calculated and payable quarterly in arrears equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement) up to $500 million and 1.00% per annum of stockholders’ equity in excess of $500 million.

The table below presents the management fee payable to the Manager.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Management fee - total	$7.2 million	$5.4 million	$18.1 million	$14.1 million
Management fee - amount unpaid	$7.2 million	$5.4 million	$7.2 million	$5.4 million

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

The table below presents the incentive fee payable to the Manager.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Incentive fee distribution - total	$—	$0.9 million	$1.8 million	$0.9 million
Incentive fee distribution - amount unpaid	$—	$0.9 million	$—	$0.9 million

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

The current term of the Management Agreement will expire on October 31, 2024, and is automatically renewed for successive one-year terms on each anniversary thereafter; provided, however, that either the Company, under the certain limited circumstances described above that would require the Company and the operating partnership to make the payments described above, or the Manager may terminate the Management Agreement annually upon 180 days prior notice.

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

The table below presents reimbursable expenses payable to the Manager.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reimbursable expenses payable to Manager - total	$3.4 million	$2.4 million	$9.1 million	$8.2 million
Reimbursable expenses payable to Manager - amount unpaid	$4.1 million	$5.6 million	$4.1 million	$5.6 million

Co-Investment with Manager

On July 15, 2022, the Company closed on a $125.0 million commitment to invest into a parallel vehicle, Waterfall Atlas Anchor Feeder, LLC (the “Fund”), a fund managed by the Manager, in exchange for interests in the Fund. In exchange for the Company’s commitment, the Company is entitled to 15% of any carried interest distributions received by the general partner of the Fund such that over the life of the Fund, the Company receives an internal rate of return of 1.5% over the internal rate of return of the Fund. The Fund focuses on commercial real estate equity through the acquisition of distressed and value-add real estate across property types with local operating partners. As of September 30, 2023, the Company has contributed $61.2 million of cash into the Fund for a remaining commitment of $63.8 million.

Note 18. Other assets and other liabilities

The table below presents the composition of other assets and other liabilities.

(in thousands)	September 30, 2023	December 31, 2022
Other assets:
Goodwill	$37,818	$37,818
Deferred loan exit fees	33,565	36,669
Accrued interest	54,404	34,951
Due from servicers	41,404	24,078
Intangible assets	17,940	16,308
Receivable from third party	27,322	15,114
Deferred financing costs	9,417	5,176
Deferred tax asset	977	977
Right-of-use lease asset	4,889	1,687
Investments held to maturity	3,446	3,306
Purchased future receivables, net	15,948	8,246
Other	18,298	16,991
Other assets	$265,428	$201,321
Accounts payable and other accrued liabilities:
Accrued salaries, wages and commissions	$37,263	$38,245
Accrued interest payable	45,019	34,785
Servicing principal and interest payable	8,842	13,163
Deferred tax liability	30,885	30,885
Repair and denial reserve	7,804	10,846
Payable to related parties	7,916	7,815
Accrued PPP related costs	145	4,016
Accrued professional fees	2,483	2,804
Lease payable	8,839	1,778
Other	19,102	32,183
Total accounts payable and other accrued liabilities	$168,298	$176,520

In the table above, investments held to maturity was $3.4 million and $3.3 million as of September 30, 2023 and December 31, 2022. As of both September 30, 2023 and December 31, 2022 substantially all of the investments held to maturity consisted of multi-family preferred equities with maturities of one through five years and a weighted average interest rate of 10.0%. The provision for credit losses on held to maturity securities was not material for the three and nine months ended September 30, 2023 or September 30, 2022.

Goodwill

The table below presents the carrying value of goodwill by reportable segment.

(in thousands)	September 30, 2023	December 31, 2022
SBC Lending and Acquisitions	$26,612	$26,612
Small Business Lending	11,206	11,206
Total	$37,818	$37,818

Intangible assets

The table below presents information on intangible assets.

(in thousands)	September 30, 2023	December 31, 2022	Estimated Useful Life
Customer Relationships - Red Stone	$6,025	$6,293	19 years
Internally developed software to be sold, leased, or marketed	5,923	3,092	5 years
Trade name - Red Stone	2,500	2,500	Indefinite life
Internally developed software - Knight Capital	1,319	1,794	6 years
SBA license	1,000	1,000	Indefinite life
Favorable lease	437	520	12 years
Trade name - Knight Capital	306	416	6 years
Trade name - GMFS	274	337	15 years
Broker network - Knight Capital	156	356	4.5 years
Total intangible assets	$17,940	$16,308

The amortization expense related to intangible assets was $0.4 million and $1.2 million for both the three and nine months ended September 30, 2023 and the three and nine months ended September 30, 2022. Such amounts are recorded as other operating expenses in the consolidated statements of income.

The table below presents accumulated amortization for finite-lived intangible assets.

(in thousands)	September 30, 2023
Internally developed software - Knight Capital	$2,480
Broker network - Knight Capital	1,044
Favorable lease	1,042
Trade name - GMFS	949
Internally developed software to be sold, leased, or marketed	885
Customer Relationship - Red Stone	775
Trade name - Knight Capital	574
Total accumulated amortization	$7,749

The table below presents amortization expense related to finite-lived intangible assets for the subsequent five years.

(in thousands)	September 30, 2023
2023	$755
2024	2,752
2025	2,506
2026	1,839
2027	1,704
Thereafter	4,884
Total	$14,440

Loan indemnification reserve

A liability has been established for potential losses related to representations and warranties made by GMFS for loans sold with a corresponding provision recorded for loan indemnification losses. The liability is included in accounts payable and other accrued liabilities in the Company’s consolidated balance sheets and the provision for loan indemnification losses is included in variable expenses on residential mortgage banking activities, in the Company’s consolidated statements of income. In assessing the adequacy of the liability, management evaluates various factors including historical repurchases and indemnifications, historical loss experience, known delinquent and other problem loans, outstanding repurchase demand, historical rescission rates and economic trends and conditions in the industry. Actual losses incurred are reflected as a reduction of the reserve liability. As of September 30, 2023 and December 31, 2022, the loan indemnification reserve was $1.3 million and $2.9 million, respectively.

Due to the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible losses for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change. As of September 30, 2023 and December 31, 2022, the reasonably possible loss above the recorded loan indemnification reserve was not material.

Note 19. Other income and operating expenses

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

The Company has participated in the PPP as both direct lender and service provider. Under the CARES Act, the Company originated $109.5 million of PPP loans and was a Lender Service Provider (“LSP”) for $2.5 billion of PPP loans. For the Company’s originations as direct lender, it elected the fair value option and thus, classified the loans as held at fair value on the consolidated balance sheets. Fees totaling $5.2 million were recognized in the period of origination. For loans processed under the LSP, the Company was obligated to perform certain services including: 1) assistance and services to the third-party in the underwriting, marketing, processing and funding of loans, 2) processing forgiveness of the loans with the SBA and 3) servicing and management of subsequently resulting PPP loan portfolios. Such loans are not carried on the consolidated balance sheet and fees totaling $43.3 million were recognized as services were performed. Unrecognized fees as of September 30, 2023 were less than $0.1 million. Expenses related to PPP loans under the CARES Act are recognized in the period in which they are incurred.

The table below presents details about the Company’s assets and liabilities related to its PPP activities.

(in thousands)	September 30, 2023	December 31, 2022
Assets
PPP loans	$57,977	$186,409
PPP loans, at fair value	168	576
PPP fee receivable	283	328
Accrued interest receivable	925	3,196
Total PPP related assets	$59,353	$190,509
Liabilities
PPPLF borrowings	$76,333	$201,011
Interest payable	649	1,176
Deferred LSP revenue	38	122
Accrued PPP related costs	145	4,016
Payable to third parties	621	277
Repair and denial reserve	1,403	4,878
Total PPP related liabilities	$79,189	$211,480

In the table above,

●	Originations of PPP loans under the Economic Aid Act were $2.2 billion. These loans are classified as held-for-investment and are accounted for under ASC 310.
●	Total net fees of $123.7 million are deferred over the expected life of the loans and is being recognized as interest income. Unrecognized fees as of September 30, 2023 were $2.1 million.
●	As of September 30, 2023 and December 31, 2022, PPPLF borrowings exceed PPP loans on the balance sheet due to net fees of $2.1 million and $9.8 million, respectively. In addition, PPP loans are forgiven before the related PPPLF borrowings are repaid. These proceeds are unrestricted and held in cash and cash equivalents on the consolidated balance sheet.

The table below presents details about the Company’s income and expenses related to its pre-tax PPP activities.

	Three Months Ended September 30,		Nine Months Ended September 30,		Financial statement account
(in thousands)	2023	2022	2023	2022
Income
LSP fee income	$—	$26	$57	$5,336	Servicing income
Interest income	2,925	14,000	9,367	50,140	Interest income
Repair and denial reserve	1,302	2,153	2,820	6,553	Other income - change in repair and denial reserve
Total PPP related income	$4,227	$16,179	$12,244	$62,029
Expense
Direct operating expenses	$—	$93	$233	$434	Other operating expenses - origination costs
Interest expense	82	323	370	1,470	Interest expense
Total PPP related expenses	$82	$416	$603	$1,904
Net PPP related income	$4,145	$15,763	$11,641	$60,125

Other income and expenses

The table below presents the composition of other income and operating expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Other income:
Origination income	$5,198	$3,660	$16,126	$8,039
Change in repair and denial reserve	2,097	1,864	2,425	5,362
Employee retention credit consulting income	5,832	6,958	23,988	7,261
Other	5,188	3,668	14,228	10,323
Total other income	$18,315	$16,150	$56,767	$30,985
Other operating expenses:
Origination costs	$1,991	$3,288	$5,390	$10,390
Technology expense	2,603	2,619	6,873	7,035
Impairment on real estate	1,869	—	5,287	2,667
Rent and property tax expense	1,478	1,764	4,259	4,423
Recruiting, training and travel expense	722	395	2,345	1,221
Marketing expense	610	575	1,626	1,499
Other	5,095	6,755	14,147	15,186
Total other operating expenses	$14,368	$15,396	$39,927	$42,421

Note 20. Redeemable Preferred Stock and Stockholders’ Equity

Common stock dividends

The table below presents dividends declared by the Board on common stock during the last twelve months.

Declaration Date	Record Date	Payment Date	Dividend per Share
September 15, 2022	September 30, 2022	October 31, 2022	$0.42
December 15, 2022	December 30, 2022	January 31, 2023	$0.40
March 15, 2023	March 31, 2023	April 28, 2023	$0.40
May 15, 2023	May 30, 2023	June 15, 2023	$0.26
May 15, 2023	June 30, 2023	July 31, 2023	$0.14
September 15, 2023	September 29, 2023	October 31, 2023	$0.36

Stock incentive plans

The Company currently maintains the 2013 Equity Incentive Plan and the 2023 Equity Incentive Plan which authorize the Compensation Committee of the Board to approve grants of equity-based awards to the Company’s officers and directors, and employees of the Manager and its affiliates. The 2013 Equity Incentive Plan provided for grants of equity-based awards up to an aggregate of 5% of the shares of the Company’s common stock issued and outstanding from time to time on a fully diluted basis. On August 22, 2023, the Company’s stockholders approved the 2023 Equity Incentive Plan which replaces the 2013 Equity Incentive Plan and provides for grants of equity-based awards up to 5.5 million shares of the Company’s common stock. As of August 22, 2023, no further awards will be granted under the 2013 Equity Incentive Plan, and the 2013 Equity Incentive Plan remains in effect only for so long as awards granted thereunder remain outstanding. The Company currently settles stock-based incentive awards with newly issued shares. The fair value of the RSUs and RSAs granted, which is determined based upon the stock price on the grant date, is recorded as compensation expense on a straight-line basis over the vesting periods for the awards, with an offsetting increase in stockholders’ equity.

In 2023, 2022, and 2021, the Company granted 413,852, 327,692, and 287,787, respectively, of time-based RSAs to certain key employees. These awards generally vest ratably in equal annual installments over a three-year period based solely on continued employment or service. Additionally, the 2021 RSAs as noted above include the 128,533 shares of common stock issued to Red Stone executives as part of the Company’s acquisition of Red Stone, a privately owned real estate finance and investment company that provided innovative financial products and services to multifamily affordable housing. The Company further granted in these years 72,795, 45,162, and 36,968, respectively, of time-based RSAs and RSUs to directors of the Company, which vest ratably in equal installments quarterly over a one-year period. Directors have the option to defer receipt of shares and receive as RSUs at a later settlement date of their choosing. Dividends are paid on all above-mentioned time-based awards, vested and non-vested. Additionally, as part of the Broadmark Merger, the Company assumed the Broadmark RSU awards and converted them into 736,666 Company RSUs after applying the Exchange Ratio. The Broadmark RSUs have the same terms and conditions as were applicable to them prior to the Broadmark Merger and, accordingly, are not dividend eligible.

The table below summarizes RSU and RSA activity.

	Restricted Stock Units/Awards
(in thousands, except share data)	Number of Shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, December 31, 2022	827,163	$12,258	$14.82
Granted	441,296	5,728	12.98
Vested	(333,470)	(4,946)	14.83
Forfeited	(4,536)	(61)	13.62
Outstanding, March 31, 2023	930,453	$12,979	$13.95
Granted	782,017	8,005	10.24
Vested	(356,317)	(3,689)	10.35
Forfeited	(8,074)	(108)	13.44
Outstanding, June 30, 2023	1,348,079	$17,187	$12.75
Vested	(349,033)	(3,615)	10.36
Outstanding, September 30, 2023	999,046	$13,572	$13.58

The Company recognized $2.3 million and $6.2 million for the three and nine months ended September 30, 2023, respectively, and $2.0 million and $6.2 million for the three and nine months ended September 30, 2022, respectively, of non-cash compensation expense related to its stock-based incentive plan in the consolidated statements of income. As of September 30, 2023 and December 31, 2022, approximately $13.6 million and $12.3 million, respectively, of non-cash compensation expense related to unvested awards had not yet been charged to net income. These costs are expected to be amortized into compensation expense ratably over the course of the remaining vesting periods.

Performance-based equity awards under the 2013 Equity Incentive Plan

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

In February 2023, the Company granted to certain key employees 92,451 shares of performance-based equity awards which are allocated 50% to awards that vest based on distributable return on equity (“ROE”) for the three-year forward-looking period ending December 31, 2025 and 50% to awards that vest based on relative total shareholder return (“TSR”) for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the distributable ROE metric and relative TSR achieved during the vesting period, the actual number of shares that the key employees receive at the end of the period may range from 0% to 200% of the target shares granted. The fair value of the performance-based equity awards granted is recorded as compensation expense over the vesting period and will cliff vest at the end of a three-year vesting period, with an offsetting increase in stockholders’ equity.

2022 performance-based equity awards. In February 2022, the Company granted to certain key employees 84,566 shares of performance-based equity awards which are allocated 50% to awards that vest based on distributable ROE for the three-year forward-looking period ending December 31, 2024 and 50% to awards that vest based on relative TSR for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the distributable ROE metric and relative TSR achieved during the vesting period, the actual number of shares that the key employees receive at the end of the period may range from 0% to 200% of the target shares granted. The fair value of the performance-based equity awards granted is recorded as compensation expense over the vesting period and will cliff vest at the end of a three-year vesting period, with an offsetting increase in stockholders’ equity.

2021 performance-based equity awards. In February 2021, the Company granted to certain key employees, 43,327 shares of performance-based equity awards which are allocated 50% to awards that vest based on absolute TSR for the three-year forward-looking period ending December 31, 2023 and 50% to awards that vest based on TSR for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the absolute and relative TSR achieved during the vesting period, the actual number of shares that the key employees receive at the end of the period may range from 0% to 300% of the target shares granted. The fair value of the performance-based equity awards granted is recorded as compensation expense over the vesting period and will cliff vest at the end of a three-year vesting period, with an offsetting increase in stockholders’ equity.

Preferred Stock

In the event of a liquidation or dissolution of the Company, any outstanding preferred stock ranks senior to the outstanding common stock with respect to payment of dividends and the distribution of assets.

The Company classifies Series C Cumulative Convertible Preferred Stock, or Series C Preferred Stock, on the balance sheets using the guidance in ASC 480‑10‑S99. The Series C Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur, such as a change in control. As of September 30, 2023, the conversion rate was 1.3568 shares of common stock per $25 principal amount of the Series C Preferred Stock, which is equivalent to a conversion price of approximately $18.43 per share of common stock. As redemption under these circumstances is not solely within the Company’s control, the Series C Preferred Stock has been classified as temporary equity. The Company has analyzed whether the conversion features should be bifurcated under the guidance in ASC 815 and has determined that bifurcation is not necessary.

The table below presents details on preferred equity by series.

			Preferential Cash Dividends			Carrying Value (in thousands)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference	Rate per Annum	Annual Dividend (per share)	September 30, 2023
C	335	0.0001	$25.00	6.25%	$1.56	$8,361
E	4,600	0.0001	$25.00	6.50%	$1.63	$111,378

In the table above,

●	Shareholders are entitled to receive dividends, when and as authorized by the Board, out of funds legally available for the payment of dividends. Dividends for Series C Preferred Stock are payable quarterly on the 15th day of January, April, July and October of each year or if not a business day, the next succeeding business day. Dividends for Series E preferred stock are payable quarterly on or about the last day of each January, April, July and October of each year. Any dividend payable on the preferred stock for any partial dividend period will be computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends will be payable in arrears to holders of record as they appear on the Company’s records at the close of business on the last day of each of March, June, September and December, as the case may be, immediately preceding the applicable dividend payment date.

●	The Company declared dividends of $0.1 million and $1.9 million of its Series C Preferred Stock and Series E Preferred Stock during the three months ended September 30, 2023. The dividends were paid on October 13, 2023 for Series C Preferred Stock and on October 31, 2023 for Series E Preferred Stock to the holders of record as of the close of business on September 29, 2023.

●	The Company may, at its option, redeem the Series E Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. Series E Preferred Stock is not redeemable prior to June 10, 2026, except under certain conditions.

Public and Private Warrants

As part of the Broadmark Merger, the Company assumed public and private placement warrants that represented the right to purchase shares of Broadmark Common Stock. As of September 30, 2023, there were 41.7 million public warrants outstanding, each representing the right to purchase 0.1180825 shares of our common stock, and 5.2 million private placement warrants outstanding, each representing the right to purchase 0.47233 shares of common stock. In the aggregate, the Company has outstanding warrants to purchase approximately 7.4 million shares of common stock at a price of $24.34 per whole share. Settlement of outstanding warrants will be in shares of common stock, unless the Company elects (solely in the Company’s discretion) to settle warrants the Company has called for redemption in cash, and subject to customary adjustment in the event of business combinations and certain tender offers. Unless earlier redeemed, the public warrants will expire on November 19, 2024.

The liability for the private placement warrants was less than $0.1 million as of September 30, 2023 and is included in accounts payable and other accrued liabilities in the consolidated balance sheets.

Equity ATM Program

On July 9, 2021, the Company entered into an Equity Distribution Agreement, as amended on March 8, 2022 (the “Equity Distribution Agreement”), with JMP Securities LLC (the “Sales Agent”), pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $150 million, through the Sales Agent either as agent or principal (the “Equity ATM Program”). The Company made no such sales through the Equity ATM Program during the three and nine months ended September 30, 2023. As of September 30, 2023, shares representing approximately $78.4 million remain available for sale under the Equity ATM Program.

Other

On January 14, 2022, the Company completed a public offering of 7 million shares of common stock, par value $0.0001 per share, at a price of $15.30 per share. The Company received aggregate net proceeds of approximately $106.6 million, after deducting offering expenses.

Note 21. Earnings per Share of Common Stock

The table below provides information on the basic and diluted EPS computations, including the number of shares of common stock used for purposes of these computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share and per share amounts)	2023	2022	2023	2022
Basic Earnings
Net income	$47,179	$66,253	$337,530	$189,481
Less: Income attributable to non-controlling interest	1,517	3,023	7,842	6,672
Less: Income attributable to participating shares	2,334	2,407	7,078	7,231
Basic earnings	$43,328	$60,823	$322,610	$175,578

Diluted Earnings
Net income	$47,179	$66,253	$337,530	$189,481
Less: Income attributable to non-controlling interest	1,517	3,023	7,842	6,672
Less: Income attributable to participating shares	2,334	2,407	7,078	7,231
Add: Expenses attributable to dilutive instruments	131	2,319	393	6,957
Diluted earnings	$43,459	$63,142	$323,003	$182,535

Number of Shares
Basic — Average shares outstanding	171,973,933	114,371,160	138,323,878	105,576,826
Effect of dilutive securities — Unvested participating shares	2,466,936	11,295,449	2,304,667	11,288,944
Diluted — Average shares outstanding	174,440,869	125,666,609	140,628,545	116,865,770

EPS Attributable to RC Common Stockholders:
Basic	$0.25	$0.53	$2.33	$1.66
Diluted	$0.25	$0.50	$2.30	$1.56

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

Certain investors own OP units in the operating partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the operating partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company’s option, calculated as follows: one share of the Company’s common stock, or cash equal to the fair value of a share of the Company’s common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company’s equity is increased. As of September 30, 2023 and December 31, 2022, the non-controlling interest OP unit holders owned 1,430,582 and 1,593,983 OP units, respectively.

Note 22. Offsetting assets and liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default, including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of September 30, 2023 and December 31, 2022, the Company was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.

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

In accordance with ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, the Company is required to disclose the impact of offsetting of assets and liabilities represented in the consolidated balance sheets to enable users of the consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c) the Company intends to offset, and (d) the Company’s right of offset is enforceable at law. As of September 30, 2023 and December 31, 2022, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the consolidated balances sheets.

The table below presents the gross fair value of derivative contracts by product type, Paycheck Protection Program Liquidity Facility borrowings and secured borrowings, the amount of netting reflected in the consolidated balance sheets, as well as the amount not offset in the consolidated balance sheets as they do not meet the enforceable credit support criteria for netting under U.S. GAAP.

				Gross amounts not offset in the Consolidated Balance Sheets(1)
(in thousands)	Gross amounts of Assets / Liabilities	Gross amounts offset	Balance in Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received / Paid	Net Amount
September 30, 2023
Assets
IRLCs	$131	$—	$131	$—	$—	$131
FX forwards	1,337	—	1,337	—	—	1,337
TBA Agency Securities	763	38	725	—	—	725
Interest rate swaps	55,703	49,276	6,427	—	—	6,427
Total	$57,934	$49,314	$8,620	$—	$—	$8,620
Liabilities
TBA Agency Securities	$38	$38	$—	$—	$—	$—
Secured borrowings	2,385,070	—	2,385,070	2,385,070	—	—
PPPLF	76,333	—	76,333	58,145	—	18,188
Total	$2,461,441	$38	$2,461,403	$2,443,215	$—	$18,188
December 31, 2022
Assets
IRLCs	$117	$—	$117	$—	$—	$117
FX forwards	1,123	—	1,123	—	—	1,123
TBA Agency Securities	796	482	314	—	—	314
Interest rate swaps	53,229	41,820	11,409	—	—	11,409
Total	$55,265	$42,302	$12,963	$—	$—	$12,963
Liabilities
TBA Agency Securities	$749	$482	$267	$—	$—	$267
FX forwards	1,319	—	1,319	—	—	1,319
Secured borrowings	2,846,293	—	2,846,293	2,846,293	—	—
PPPLF	201,011	—	201,011	186,985	—	14,026
Total	$3,049,372	$482	$3,048,890	$3,033,278	$—	$15,612
(1)	Amounts presented in these columns are limited in total to the net amount of assets or liabilities presented in the prior column by instrument. In certain cases, there is excess cash collateral or financial assets the Company has pledged to a counterparty that exceed the financial liabilities subject to a master netting repurchase arrangement or similar agreement. Additionally, in certain cases, counterparties may have pledged excess cash collateral to the Company that exceeds the Company’s corresponding financial assets. In each case, any of these excess amounts are excluded from the table although they are separately reported in the Company’s consolidated balance sheets as assets or liabilities, respectively.

Note 23. Financial instruments with off-balance sheet risk, credit risk, and certain other risks

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

Off-Balance Sheet Risk —The Company has undrawn commitments on outstanding loans which are disclosed in Note 24.

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

Note 24. Commitments, contingencies and indemnifications

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

Unfunded Loan Commitments

The table below presents unfunded loan commitments.

(in thousands)	September 30, 2023	December 31, 2022
Loans, net	$842,764	$881,519
Loans, held for sale at fair value	$14,185	$20,546
Preferred equity investment	$436	$1,147

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

The table below presents commitments to originate residential agency loans.

(in thousands)	September 30, 2023	December 31, 2022
Commitments to originate residential agency loans	$123,182	$112,319

Note 25. Income Taxes

The Company is a REIT pursuant to Internal Revenue Code Section 856. Qualification as a REIT depends on the Company’s ability to meet various requirements imposed by the Internal Revenue Code, which relate to its organizational structure, diversity of stock ownership and certain requirements with regard to the nature of its assets and the sources of its income. As a REIT, the Company generally must distribute annually dividends equal to at least 90% of its net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to earnings that are distributed. To the extent the Company satisfies this distribution requirement but distributes less than 100% of its net taxable income, it will be subject to U.S. federal income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount paid to stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if the Company qualifies as a REIT, it may be subject to certain U.S. federal income and excise taxes and state and local taxes on its income and assets. If the Company fails to maintain its qualification as a REIT for any taxable year, it may be subject to material penalties as well as federal, state and local income tax on its taxable income at regular corporate rates and it would not be able to qualify as a REIT for the subsequent four taxable years. As of September 30, 2023 and December 31, 2022, the Company was in compliance with all REIT requirements.

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

Note 26. Segment reporting

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

	Three Months Ended September 30, 2023
		Small	Residential
	SBC Lending	Business	Mortgage	Corporate-
(in thousands)	and Acquisitions	Lending	Banking	Other	Consolidated
Interest income	$219,414	$29,297	$1,879	$—	$250,590
Interest expense	(169,008)	(20,769)	(1,835)	—	(191,612)
Net interest income before recovery of (provision for) loan losses	$50,406	$8,528	$44	$—	$58,978
Recovery of (provision for) loan losses	14,465	(2,314)	—	—	12,151
Net interest income after recovery of (provision for) loan losses	$64,871	$6,214	$44	$—	$71,129
Non-interest income
Residential mortgage banking activities	$—	$—	$7,059	$—	$7,059
Net realized gain (loss) on financial instruments and real estate owned	7,053	7,349	—	—	14,402
Net unrealized gain (loss) on financial instruments	14,515	606	2,563	—	17,684
Servicing income, net	1,198	5,669	9,166	—	16,033
Income on purchased future receivables, net	—	904	—	—	904
Loss on bargain purchase	—	—	—	(14,862)	(14,862)
Income on unconsolidated joint ventures	56	—	—	—	56
Other income	8,570	8,863	43	839	18,315
Total non-interest income (loss)	$31,392	$23,391	$18,831	$(14,023)	$59,591
Non-interest expense
Employee compensation and benefits	$(10,224)	$(8,507)	$(4,890)	$(1,247)	$(24,868)
Allocated employee compensation and benefits from related party	(99)	—	—	(2,902)	(3,001)
Variable expenses on residential mortgage banking activities	—	—	(4,091)	—	(4,091)
Professional fees	(1,264)	(3,456)	(144)	(2,946)	(7,810)
Management fees – related party	—	—	—	(7,229)	(7,229)
Loan servicing expense	(12,204)	(337)	(3,277)	—	(15,818)
Transaction related expenses	—	—	—	(2,329)	(2,329)
Other operating expenses	(5,890)	(5,222)	(1,608)	(1,648)	(14,368)
Total non-interest expense	$(29,681)	$(17,522)	$(14,010)	$(18,301)	$(79,514)
Income (loss) before provision for income taxes	$66,582	$12,083	$4,865	$(32,324)	$51,206
Total assets	$10,595,201	$1,409,761	$396,073	$398,398	$12,799,433

	Nine Months Ended September 30, 2023
		Small	Residential
	SBC Lending	Business	Mortgage	Corporate-
(in thousands)	and Acquisitions	Lending	Banking	Other	Consolidated
Interest income	$629,686	$65,997	$5,364	$—	$701,047
Interest expense	(479,006)	(39,861)	(5,673)	—	(524,540)
Net interest income before recovery of (provision for) loan losses	$150,680	$26,136	$(309)	$—	$176,507
Recovery of (provision for) loan losses	5,179	(5,721)	—	—	(542)
Net interest income after recovery of (provision for) loan losses	$155,859	$20,415	$(309)	$—	$175,965
Non-interest income
Residential mortgage banking activities	$—	$—	$26,112	$—	$26,112
Net realized gain (loss) on financial instruments and real estate owned	27,234	22,621	—	—	49,855
Net unrealized gain (loss) on financial instruments	7,727	348	5,288	—	13,363
Servicing income, net	4,181	12,367	27,920	—	44,468
Income on purchased future receivables, net	—	1,530	—	—	1,530
Gain on bargain purchase	—	—	—	215,032	215,032
Income on unconsolidated joint ventures	745	—	—	—	745
Other income	25,829	29,390	98	1,450	56,767
Total non-interest income	$65,716	$66,256	$59,418	$216,482	$407,872
Non-interest expense
Employee compensation and benefits	$(25,153)	$(31,396)	$(15,598)	$(5,569)	$(77,716)
Allocated employee compensation and benefits from related party	(581)	—	—	(7,246)	(7,827)
Variable expenses on residential mortgage banking activities	—	—	(16,150)	—	(16,150)
Professional fees	(3,380)	(7,863)	(441)	(7,499)	(19,183)
Management fees – related party	—	—	—	(18,070)	(18,070)
Incentive fees – related party	—	—	—	(1,791)	(1,791)
Loan servicing expense	(31,008)	(582)	(7,306)	—	(38,896)
Transaction related expenses	—	—	—	(17,188)	(17,188)
Other operating expenses	(16,221)	(14,003)	(5,001)	(4,702)	(39,927)
Total non-interest expense	$(76,343)	$(53,844)	$(44,496)	$(62,065)	$(236,748)
Income before provision for income taxes	$145,232	$32,827	$14,613	$154,417	$347,089
Total assets	$10,595,201	$1,409,761	$396,073	$398,398	$12,799,433

	Three Months Ended September 30, 2022
		Small	Residential
	SBC Lending	Business	Mortgage	Corporate-
(in thousands)	and Acquisitions	Lending	Banking	Other	Consolidated
Interest income	$159,307	$24,605	$2,114	$—	$186,026
Interest expense	(105,560)	(7,097)	(2,479)	(359)	(115,495)
Net interest income before provision for loan losses	$53,747	$17,508	$(365)	$(359)	$70,531
Provision for loan losses	(3,231)	(200)	—	—	(3,431)
Net interest income after provision for loan losses	$50,516	$17,308	$(365)	$(359)	$67,100
Non-interest income
Residential mortgage banking activities	$—	$—	$12,053	$—	$12,053
Net realized gain (loss) on financial instruments and real estate owned	13,060	8,057	—	—	21,117
Net unrealized gain (loss) on financial instruments	322	(509)	16,647	—	16,460
Servicing income, net	1,191	1,991	9,007	—	12,189
Income on purchased future receivables, net	—	1,162	—	—	1,162
Loss on unconsolidated joint ventures	(603)	—	—	—	(603)
Other income	5,476	10,641	15	18	16,150
Total non-interest income	$19,446	$21,342	$37,722	$18	$78,528
Non-interest expense
Employee compensation and benefits	$(6,603)	$(12,329)	$(5,274)	$(1,735)	$(25,941)
Allocated employee compensation and benefits from related party	(175)	—	—	(1,570)	(1,745)
Variable expenses on residential mortgage banking activities	—	—	(9,061)	—	(9,061)
Professional fees	(1,630)	(1,426)	(138)	(671)	(3,865)
Management fees – related party	—	—	—	(5,410)	(5,410)
Incentive fees – related party	—	—	—	(949)	(949)
Loan servicing expense	(8,226)	(103)	(2,368)	—	(10,697)
Transaction related expenses	—	—	—	(1,535)	(1,535)
Other operating expenses	(6,208)	(5,482)	(2,034)	(1,672)	(15,396)
Total non-interest expense	$(22,842)	$(19,340)	$(18,875)	$(13,542)	$(74,599)
Income (loss) before provision for income taxes	$47,120	$19,310	$18,482	$(13,883)	$71,029
Total assets	$10,268,015	$930,577	$459,058	$200,561	$11,858,211

	Nine Months Ended September 30, 2022
		Small	Residential
	SBC Lending	Business	Mortgage	Corporate-
(in thousands)	and Acquisitions	Lending	Banking	Other	Consolidated
Interest income	$378,077	$79,866	$6,159	$—	$464,102
Interest expense	(231,338)	(18,703)	(6,663)	(635)	(257,339)
Net interest income before recovery of (provision for) loan losses	$146,739	$61,163	$(504)	$(635)	$206,763
Recovery of (provision for) loan losses	1,108	(1,691)	—	—	(583)
Net interest income after recovery of (provision for) loan losses	$147,847	$59,472	$(504)	$(635)	$206,180
Non-interest income
Residential mortgage banking activities	$—	$—	$23,424	$—	$23,424
Net realized gain (loss) on financial instruments and real estate owned	25,976	24,262	—	—	50,238
Net unrealized gain (loss) on financial instruments	10,234	(942)	49,230	—	58,522
Servicing income, net	3,542	8,042	25,698	—	37,282
Income on purchased future receivables, net	—	5,490	—	—	5,490
Income on unconsolidated joint ventures	11,160	—	—	—	11,160
Other income	14,828	15,462	60	635	30,985
Total non-interest income	$65,740	$52,314	$98,412	$635	$217,101
Non-interest expense
Employee compensation and benefits	$(24,666)	$(32,064)	$(19,714)	$(3,554)	$(79,998)
Allocated employee compensation and benefits from related party	(655)	—	—	(5,894)	(6,549)
Variable expenses on residential mortgage banking activities	—	—	(5,508)	—	(5,508)
Professional fees	(5,128)	(4,513)	(619)	(2,582)	(12,842)
Management fees – related party	—	—	—	(14,071)	(14,071)
Incentive fees – related party	—	—	—	(949)	(949)
Loan servicing expense	(22,013)	(531)	(7,369)	—	(29,913)
Transaction related expenses	—	—	—	(8,606)	(8,606)
Other operating expenses	(18,041)	(13,583)	(6,233)	(4,564)	(42,421)
Total non-interest expense	$(70,503)	$(50,691)	$(39,443)	$(40,220)	$(200,857)
Income (loss) before provision for income taxes	$143,084	$61,095	$58,465	$(40,220)	$222,424
Total assets	$10,268,015	$930,577	$459,058	$200,561	$11,858,211

Note 27. Subsequent events

The Company has evaluated subsequent events through the issuance date of the consolidated financial statements and determined that no additional disclosure is necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except where the context suggests otherwise, the terms “Company,” “we,” “us” and “our” refer to Ready Capital Corporation and its subsidiaries. We make forward-looking statements in this Quarterly Report on Form 10-Q (the “Form 10-Q”) within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Forward-looking statements contained in this Form 10-Q reflect our current views about future events and are inherently subject to substantial risks and uncertainties, many of which are difficult to predict and beyond our control, that may cause our actual results to materially differ. These forward-looking statements include information about possible or assumed future results of our operations, financial condition, liquidity, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or other comparable terminology, we intend to identify forward-looking statements, although not all forward-looking statements may contain such words. Statements regarding the following subjects, among others, may be forward-looking, and the occurrence of events impacting these subjects, or otherwise impacting our business, may cause our financial condition, liquidity and consolidated results of operations to vary materially from those expressed in, or implied by, any such forward-looking statements:

●	our investment objectives and business strategy;

●	our ability to borrow funds or otherwise raise capital on favorable terms;

●	our expected leverage;

●	our expected investments;

●	estimates or statements relating to, and our ability to make, future distributions;

●	projected capital and operating expenditures;

●	availability of qualified personnel;

●	prepayment rates;

●	projected default rates;

●	increased rates of default and/or decreased recovery rates on our investments;

●	changes in interest rates, interest rate spreads, the yield curve or prepayment rates;

●	the impact of inflation on our business;

●	changes in prepayments of our assets;

●	our ability to achieve the expected synergies, cost savings and other benefits from the acquisition of a group of privately-held real estate structured finance opportunities funds with a focus on construction lending (collectively, the “Mosaic Funds”);

●	our ability to achieve the expected synergies, cost savings and other benefits from the acquisition of Broadmark Realty Capital Inc. (“Broadmark”), a specialty real estate finance company that specialized in originating and servicing residential and commercial construction loans;

●	risks associated with achieving expected synergies, cost savings and other benefits from acquisitions and our increased scale;

●	risks related to integrating a construction lending platform into our existing operations and the origination and ownership of construction loans, which are subject to additional risks as compared to loans secured by existing structures or land, following the Broadmark Merger and the acquisition of the Mosaic Funds;

●	market, industry and economic trends;

●	our ability to compete in the marketplace;

●	the availability of attractive risk-adjusted investment opportunities in small to medium balance commercial loans (“SBC loans”), loans guaranteed by the U.S. Small Business Administration (the “SBA”) under its Section 7(a) loan program (the “SBA Section 7(a) Program”), mortgage backed securities (“MBS”), residential mortgage loans and other real estate-related investments that satisfy our investment objectives and strategies;

●	general volatility of the capital markets;

●	changes in our investment objectives and business strategy;

●	the availability, terms and deployment of capital;

●	the availability of suitable investment opportunities;

●	market developments and actions recently taken and which may be taken by the U.S. Government, the U.S. Department of the Treasury (“Treasury”) and the Board of Governors of the Federal Reserve System, the Federal Depositary Insurance Corporation, the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”), Federal Housing Administration (“FHA”) Mortgagee, U.S. Department of Agriculture (“USDA”), U.S. Department of Veterans Affairs (“VA”) and the U.S. Securities and Exchange Commission (“SEC”);

●	applicable regulatory changes;

●	changes in our assets, interest rates or the general economy;

●	mortgage loan modification programs and future legislative actions;

●	our ability to maintain our qualification as a real estate investment trust (“REIT”) and limitations on our business as a result of our qualifications as a REIT;

●	our ability to maintain our exemption from qualification under the Investment Company Act of 1940, as amended (the “1940 Act”);

●	factors described in our annual report on Form 10-K, including those set forth under the captions “Risk Factors” and “Business”;

●	our dependence on our external advisor, Waterfall Asset Management, LLC (“Waterfall” or the “Manager”), and our ability to find a suitable replacement if we or Waterfall were to terminate the management agreement we have entered into with Waterfall (the “management agreement”);

●	the degree and nature of our competition, including competition for SBC loans, MBS, residential mortgage loans, construction loans and other real estate-related investments that satisfy our investment objectives and strategies;

●	the impact of the coronavirus (“COVID-19”) pandemic and the emergence and severity of COVID-19 variants on our business and operations, financial condition, results of operations, liquidity and capital resources; and

●	the impact of pandemics or epidemics on our borrowers, the real estate industry and global markets.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and we caution readers not to place undue reliance on any forward-looking statements. These forward-looking statements apply only as of the date of this Form 10-Q. We are not obligated, and do not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law. See Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K.

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our interim consolidated financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in five main sections:

●	Overview
●	Results of Operations
●	Liquidity and Capital Resources
●	Contractual Obligations and Off-Balance Sheet Arrangements
●	Critical Accounting Estimates

The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and accompanying Notes included in Part I, Item 1, “Financial Statements,” of this Form 10-Q and with Items 6, 7, 8, and 9A of our annual report on Form 10-K. See “Forward-Looking Statements” in this Form 10-Q and in our annual report on Form 10-K and “Critical Accounting Estimates” in our annual report on Form 10-K for certain other factors that may cause actual results to differ, materially, from those anticipated in the forward-looking statements included in this Form 10-Q.

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

For additional information on our business, refer to Part I, Item 1, “Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”).

Acquisitions

Broadmark. On May 31, 2023, the Company, Broadmark Realty Capital Inc., a Maryland corporation (“Broadmark”), and RCC Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Ready Capital (“RCC Merger Sub”), completed a merger (such transaction, the “Broadmark Merger”), in which Broadmark merged with and into RCC Merger Sub, with RCC Merger Sub remaining as a wholly owned subsidiary of the Company. As a result of the Broadmark Merger, the number of directors on the Company's board of directors (the “Board”) increased by three members, from nine to twelve, with the three additional directors each having served on the board of directors of Broadmark immediately prior to the effective time of the Broadmark Merger. The Broadmark Merger further diversified our business by expanding on our residential and commercial construction lending platforms. Refer to Notes 1 and 5, included in Part I, Item 1, “Financial Statements,” of this Form 10-Q, for more information about the Broadmark Merger and the assets acquired and liabilities assumed as a result of the Broadmark Merger.

Mosaic. On March 16, 2022, pursuant to the terms of that certain Merger Agreement, dated as of November 3, 2021, as amended on February 7, 2022, the Company acquired, in a series of mergers (collectively, the “Mosaic Mergers”), a group of privately held, real estate structured finance opportunities funds, with a focus on construction lending (collectively, the “Mosaic Funds”), managed by MREC Management, LLC. The acquisition further expanded the Company’s investment portfolio and origination platform to include a diverse portfolio of construction assets with attractive portfolio yields. Refer to Notes 1 and 5, included in Part I, Item 1, “Financial Statements,” of this Form 10-Q, for more information about the Mosaic Mergers and assets acquired and liabilities assumed in the Mosaic Mergers.

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

Changes in Market Interest Rates. We own and expect to acquire or originate fixed rate mortgages and floating rate mortgages with maturities ranging from two to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in two to 10 years. Fixed rate mortgage loans bear interest that is fixed for the term of the loan and we typically utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with such fixed rate mortgages. As of September 30, 2023, 73% of fixed rate loans are match funded in securitization. Floating rate mortgage loans generally have an adjustable interest rate equal to the sum of a fixed spread plus an index rate, such as the Secured Overnight Financing Rate (“SOFR”), which typically resets monthly. As of September 30, 2023, approximately 81% of the loans in our portfolio were floating rate mortgages, and 19% were fixed rate mortgages, based on UPB.

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

Current market conditions. The third quarter was generally characterized by continued market volatility, including inflationary pressures, persisting macroeconomic concerns and geopolitical tensions. In an effort to restore price stability and combat inflation, the U.S. Federal Reserve continues to raise interest rates. Although the full impact of recent changes remains uncertain and difficult to predict, there has been a shift toward a less aggressive monetary policy amid easing inflation. In addition, the persistence of COVID-19 and its impact on us and our borrowers will largely depend on future developments beyond our control including, but not limited to, the emergence and severity of variants, the efficacy of vaccinations and booster programs, the impact and reactions on the U.S. and global economies, the effectiveness of governmental responses thereto and the timing and speed of economic recovery. Concerns and uncertainties about the economic outlook may adversely impact our financial condition, results of operations and cash flows.

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

The table below sets forth certain information on our operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share data)	2023	2022	2023	2022
Net Income	$47,179	$66,253	$337,530	$189,481
Earnings per common share - basic	$0.25	$0.53	$2.33	$1.66
Earnings per common share - diluted	$0.25	$0.50	$2.30	$1.56
Distributable earnings	$52,164	$58,186	$141,596	$167,151
Distributable earnings per common share - basic	$0.28	$0.46	$0.93	$1.46
Distributable earnings per common share - diluted	$0.28	$0.44	$0.92	$1.38
Dividends declared per common share	$0.36	$0.42	$1.16	$1.26
Dividend yield	14.2%	16.6%	14.2%	16.6%
Return on equity	7.2%	14.5%	21.0%	15.1%
Distributable return on equity	8.0%	12.7%	8.6%	13.3%
Book value per common share	$14.42	$15.40	$14.42	$15.40
Adjusted net book value per common share	$14.42	$15.40	$14.42	$15.40

In the table above,

●	Dividend yield is based on the respective period end closing share price.
●	Adjusted net book value per common share excludes the equity component of our 2017 convertible note issuance.

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

The table below presents information on our investment portfolio originations and acquisitions (based on fully committed amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Loan originations:
SBC loans	$464,394	$831,104	$1,386,513	$3,629,775
SBA loans	128,642	133,571	341,777	362,698
Residential agency mortgage loans	390,756	534,339	1,140,359	2,050,568
Total loan originations	$983,792	$1,499,014	$2,868,649	$6,043,041
Total loan acquisitions	$—	$—	$—	$659,636
Total loan investment activity	$983,792	$1,499,014	$2,868,649	$6,702,677

Balance Sheet Analysis and Metrics

(in thousands)	September 30, 2023	December 31, 2022	$ Change	% Change
Assets
Cash and cash equivalents	$181,913	$163,041	$18,872	11.6%
Restricted cash	36,576	55,927	(19,351)	(34.6)
Loans, net (including $9,221 and $9,786 held at fair value)	4,151,923	3,576,310	575,613	16.1
Loans, held for sale, at fair value	184,989	258,377	(73,388)	(28.4)
Paycheck Protection Program loans (including $168 and $576 held at fair value)	58,145	186,985	(128,840)	(68.9)
Mortgage-backed securities, at fair value	33,339	32,041	1,298	4.1
Loans eligible for repurchase from Ginnie Mae	72,401	66,193	6,208	9.4
Investment in unconsolidated joint ventures (including $7,547 and $8,094 held at fair value)	136,113	118,641	17,472	14.7
Derivative instruments	8,620	12,963	(4,343)	(33.5)
Servicing rights (including $207,495 and $192,203 held at fair value)	307,779	279,320	28,459	10.2
Real estate owned, held for sale	281,941	117,098	164,843	140.8
Other assets	265,428	201,321	64,107	31.8
Assets of consolidated VIEs	7,080,266	6,552,760	527,506	8.1
Total Assets	$12,799,433	$11,620,977	$1,178,456	10.1%
Liabilities
Secured borrowings	2,385,070	2,846,293	(461,223)	(16.2)
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	76,333	201,011	(124,678)	(62.0)
Securitized debt obligations of consolidated VIEs, net	5,264,037	4,903,350	360,687	7.4
Convertible notes, net	—	114,397	(114,397)	(100.0)
Senior secured notes, net	344,684	343,355	1,329	0.4
Corporate debt, net	763,828	662,665	101,163	15.3
Guaranteed loan financing	886,916	264,889	622,027	234.8
Contingent consideration	13,408	28,500	(15,092)	(53.0)
Liabilities for loans eligible for repurchase from Ginnie Mae	72,401	66,193	6,208	9.4
Derivative instruments	—	1,586	(1,586)	(100.0)
Dividends payable	64,777	47,177	17,600	37.3
Loan participations sold	57,465	54,641	2,824	5.2
Due to third parties	2,436	11,805	(9,369)	(79.4)
Accounts payable and other accrued liabilities	168,298	176,520	(8,222)	(4.7)
Total Liabilities	$10,099,653	$9,722,382	$377,271	3.9%
Preferred stock Series C, liquidation preference $25.00 per share	8,361	8,361	—	—

Commitments & contingencies

Stockholders’ Equity
Preferred stock Series E liquidation preference $25.00 per share	111,378	111,378	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 172,023,871 and 110,523,641 shares issued and outstanding, respectively	17	11	6	54.5
Additional paid-in capital	2,318,109	1,684,074	634,035	37.6
Retained earnings	168,539	4,994	163,545	3,274.8
Accumulated other comprehensive loss	(5,928)	(9,369)	3,441	(36.7)
Total Ready Capital Corporation equity	2,592,115	1,791,088	801,027	44.7
Non-controlling interests	99,304	99,146	158	0.2
Total Stockholders’ Equity	$2,691,419	$1,890,234	$801,185	42.4%
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$12,799,433	$11,620,977	$1,178,456	10.1%

As of September 30, 2023, total assets in our consolidated balance sheet were $12.8 billion, an increase of $1.2 billion from December 31, 2022, primarily reflecting an increase in Loans, net, Assets of consolidated VIEs, and Real estate owned, held for sale, partially offset by a decrease in PPP loans. Loans, net increased $576 million, primarily due to the closing of the Broadmark Merger, partially offset by the closing of RCMF 2023-FL11, RCMF 2023-FL12 and RCLT 2023-3 and paydowns. Assets of consolidated VIEs increased $528 million, due to the closing of RCMF 2023-FL11, RCMF 2023-FL12 and RCLT 2023-3, partially offset by paydowns including the collapse of RCMF 2019-FL3 and RCMF 2019-FL4. Real estate owned, held for sale increased $165 million primarily due to the closing of the Broadmark Merger. PPP loans decreased $129 million due to principal forgiveness. The Broadmark Merger added $852 million of assets.

As of September 30, 2023, total liabilities in our consolidated balance sheet were $10.1 billion, an increase of $377 million from December 31, 2022, primarily reflecting an increase in Guaranteed loan financing and Securitized debt obligations of consolidated VIEs, net, partially offset by a decrease in Secured borrowings. Guaranteed loan financing increased $622 million, primarily due to the closing of RCLT 2023-3. Securitized debt obligations of consolidated VIEs, net increased $361 million due to the closing of RCMF 2023-FL11, RCMF 2023-FL12 and RCLT 2023-3, partially offset by paydowns including the collapse of RCMF 2019-FL3 and RCMF 2019-FL4. Secured borrowings decreased $461 million due to the closing of RCMF 2023-FL11 and RCMF 2023-FL12.

As of September 30, 2023, total stockholders’ equity was $2.7 billion, an increase of $801 million from December 31, 2022, primarily due to equity raised in connection with the Broadmark Merger, partially offset by common stock repurchased through the Company’s share repurchase program.

Selected Balance Sheet Information by Business Segment. The table below presents certain selected balance sheet data by each of our three business segments, with the remaining amounts reflected in Corporate –Other.

(in thousands)	SBC Lending and Acquisitions	Small Business Lending	Residential Mortgage Banking	Total
September 30, 2023
Assets
Loans, net	$9,824,662	$1,230,497	$1,672	$11,056,831
Loans, held for sale, at fair value	29,065	45,590	110,334	184,989
Paycheck Protection Program loans	—	58,145	—	58,145
MBS, at fair value	33,339	—	—	33,339
Servicing rights	71,961	28,323	207,495	307,779
Investment in unconsolidated joint ventures	136,113	—	—	136,113
Real estate owned, held for sale	283,774	40	—	283,814

Liabilities
Secured borrowings	$2,090,881	$84,464	$209,725	$2,385,070
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	—	76,333	—	76,333
Securitized debt obligations of consolidated VIEs	5,102,301	161,736	—	5,264,037
Guaranteed loan financing	—	886,916	—	886,916
Senior secured notes, net	331,168	13,516	—	344,684
Corporate debt, net	763,828	—	—	763,828
Loan participations sold	57,465	—	—	57,465

In the table above, Loans, net includes assets of consolidated VIEs and excludes allowance for loan losses and Real estate owned, held for sale include assets of consolidated VIEs.

Income Statement Analysis and Metrics

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change	2023	2022	$ Change
Interest income
SBC lending and acquisitions	$219,414	$159,307	$60,107	$629,686	$378,077	$251,609
Small business lending	29,297	24,605	4,692	65,997	79,866	(13,869)
Residential mortgage banking	1,879	2,114	(235)	5,364	6,159	(795)
Total interest income	$250,590	$186,026	$64,564	$701,047	$464,102	$236,945
Interest expense
SBC lending and acquisitions	(169,008)	(105,560)	(63,448)	(479,006)	(231,338)	(247,668)
Small business lending	(20,769)	(7,097)	(13,672)	(39,861)	(18,703)	(21,158)
Residential mortgage banking	(1,835)	(2,479)	644	(5,673)	(6,663)	990
Corporate - other	—	(359)	359	—	(635)	635
Total interest expense	$(191,612)	$(115,495)	$(76,117)	$(524,540)	$(257,339)	$(267,201)
Net interest income before recovery of (provision for) loan losses	$58,978	$70,531	$(11,553)	$176,507	$206,763	$(30,256)
Recovery of (provision for) loan losses
SBC lending and acquisitions	14,465	(3,231)	17,696	5,179	1,108	4,071
Small business lending	(2,314)	(200)	(2,114)	(5,721)	(1,691)	(4,030)
Total recovery of (provision for) loan losses	$12,151	$(3,431)	$15,582	$(542)	$(583)	$41
Net interest income after recovery of (provision for) loan losses	$71,129	$67,100	$4,029	$175,965	$206,180	$(30,215)
Non-interest income
SBC lending and acquisitions	31,392	19,446	11,946	65,716	65,740	(24)
Small business lending	23,391	21,342	2,049	66,256	52,314	13,942
Residential mortgage banking	18,831	37,722	(18,891)	59,418	98,412	(38,994)
Corporate - other	(14,023)	18	(14,041)	216,482	635	215,847
Total non-interest income	$59,591	$78,528	$(18,937)	$407,872	$217,101	$190,771
Non-interest expense
SBC lending and acquisitions	(29,681)	(22,842)	(6,839)	(76,343)	(70,503)	(5,840)
Small business lending	(17,522)	(19,340)	1,818	(53,844)	(50,691)	(3,153)
Residential mortgage banking	(14,010)	(18,875)	4,865	(44,496)	(39,443)	(5,053)
Corporate - other	(18,301)	(13,542)	(4,759)	(62,065)	(40,220)	(21,845)
Total non-interest expense	$(79,514)	$(74,599)	$(4,915)	$(236,748)	$(200,857)	$(35,891)
Net income before provision for income taxes
SBC lending and acquisitions	66,582	47,120	19,462	145,232	143,084	2,148
Small business lending	12,083	19,310	(7,227)	32,827	61,095	(28,268)
Residential mortgage banking	4,865	18,482	(13,617)	14,613	58,465	(43,852)
Corporate - other	(32,324)	(13,883)	(18,441)	154,417	(40,220)	194,637
Total net income before provision for income taxes	$51,206	$71,029	$(19,823)	$347,089	$222,424	$124,665

Results of Operations – Supplemental Information. Realized and unrealized gains (losses) on financial instruments are recorded in the consolidated statements of income and classified based on the nature of the underlying asset or liability.

The table below presents the components of realized and unrealized gains (losses) on financial instruments.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change	2023	2022	$ Change
Realized gain (loss) on financial instruments
Realized gain on loans - Freddie Mac and CMBS	$567	$1,209	$(642)	$1,462	$4,817	$(3,355)
Creation of MSRs - Freddie Mac	512	1,903	(1,391)	1,294	5,810	(4,516)
Realized gain on loans - SBA	5,751	6,137	(386)	17,469	18,507	(1,038)
Creation of MSRs - SBA	1,599	1,920	(321)	5,154	5,699	(545)
Creation of MSRs - Red Stone	3,604	979	2,625	11,213	2,698	8,515
Realized gain on derivatives, at fair value	2,303	9,877	(7,574)	16,419	9,610	6,809
Realized gain (loss) on MBS, at fair value	—	(179)	179	—	6,305	(6,305)
Net realized gain (loss) - all other	66	(729)	795	(3,156)	(3,208)	52
Net realized gain (loss) on financial instruments	$14,402	$21,117	$(6,715)	$49,855	$50,238	$(383)
Unrealized gain (loss) on financial instruments
Unrealized gain (loss) on loans - Freddie Mac and CMBS	$11,889	$(12,876)	$24,765	$7,838	$(31,696)	$39,534
Unrealized gain (loss) on loans - SBA	606	(509)	1,115	346	(943)	1,289
Unrealized gain on residential MSRs, at fair value	2,563	16,647	(14,084)	5,288	49,230	(43,942)
Unrealized gain on derivatives, at fair value	3,984	16,112	(12,128)	366	56,999	(56,633)
Unrealized gain (loss) on MBS, at fair value	(734)	(2,583)	1,849	322	(11,947)	12,269
Net unrealized gain (loss) - all other	(624)	(331)	(293)	(797)	(3,121)	2,324
Net unrealized gain (loss) on financial instruments	$17,684	$16,460	$1,224	$13,363	$58,522	$(45,159)

SBC Lending and Acquisitions Segment Results.

Q3 2023 versus Q3 2022. Interest income of $219.4 million represented an increase of $60.1 million, primarily due to increased loan balances and increases in interest rates. Interest expense of $169.0 million represented an increase of $63.4 million, driven by increases in interest rates. Recovery of loan losses of $14.5 million represented an increase of $17.7 million, due to changes in the forecasted macroeconomic inputs for reserve modeling, particularly increases in CRE price index assumptions. Non-interest income of $31.4 million represented an increase of $11.9 million, primarily due to increases in net realized and unrealized gains on financial instruments. Non-interest expense of $29.7 million represented an increase of $6.8 million, due to an increase in loan servicing expense and employee compensation and benefits.

YTD 2023 versus YTD 2022. Interest income of $629.7 million represented an increase of $251.6 million, primarily due to increased loan balances and increases in interest rates. Interest expense of $479.0 million represented an increase of $247.7 million, driven by increases in interest rates. Recovery of loan losses of $5.2 million represented an increase of $4.1 million, due to changes in the forecasted macroeconomic inputs for reserve modeling, particularly increases in CRE price index assumptions. Non-interest income of $65.7 million was essentially unchanged from the respective prior year period. Non-interest expense of $76.3 million represented an increase of $5.8 million, primarily due to an increase in loan servicing expense and employee compensation and benefits, partially offset by a decrease in other operating expenses.

Small Business Lending Segment Results.

Q3 2023 versus Q3 2022. Interest income of $29.3 million represented an increase of $4.7 million, primarily due to increased loan balances. Interest expense of $20.8 million represented an increase of $13.7 million, driven by an increase in interest rates. Provision for loan losses of $2.3 million represented an increase of $2.1 million, primarily due to increased loan originations. Non-interest income of $23.4 million represented an increase of $2.0 million, due to an increase in servicing income, primarily due to recoveries of impairment. Non-interest expense of $17.5 million represented a decrease of $1.8 million, primarily due to a decrease in employee compensation and benefits, partially offset by an increase in professional fees.

YTD 2023 versus YTD 2022. Interest income of $66.0 million represented a decrease of $13.9 million, primarily due to decreased loan balances. Interest expense of $39.9 million represented an increase of $21.2 million, driven by an increase in interest rates. Provision for loan losses of $5.7 million represented an increase of $4.0 million, primarily due to an increase in specific loan reserves. Non-interest income of $66.3 million represented an increase of $13.9 million, primarily due to increases in other income driven by employee tax credit consulting and servicing income due to recoveries of impairment, partially offset by decreases in income on purchased future receivables. Non-interest expense of $53.8 million represented an increase of $3.2 million, primarily due to an increase in professional fees related to employee tax credit consulting, partially offset by a decrease in employee compensation and benefits.

Residential Mortgage Banking Segment Results.

Q3 2023 versus Q3 2022. Interest income of $1.9 million and interest expense of $1.8 million was essentially unchanged from the respective prior year period. Non-interest income of $18.8 million represented a decrease of $18.9 million, primarily due to a decrease in residential mortgage banking activities and decreases in unrealized gains on MSRs. Non-interest expense of $14.0 million represented a decrease of $4.9 million, primarily due to a decrease in variable expenses on residential mortgage banking activities.

YTD 2023 versus YTD 2022. Interest income of $5.4 million and interest expense of $5.7 million was essentially unchanged from the respective prior year period. Non-interest income of $59.4 million represented a decrease of $39.0 million, primarily due to a decrease in unrealized gains on MSRs. Non-interest expense of $44.5 million represented an increase of $5.1 million, primarily due to an increase in variable expenses on residential mortgage banking activities, partially offset by decreases in employee compensation and benefits.

Corporate – Other.

Q3 2023 versus Q3 2022. Non-interest loss of $14.0 million represented a decrease of $14.0 million, primarily due to a reduction to the bargain purchase gain recognized from the Broadmark Merger. Non-interest expense of $18.3 million represented an increase of $4.8 million, primarily due to transaction related expenses for the Broadmark Merger.

YTD 2023 versus YTD 2022. Non-interest income of $216.5 million represented an increase of $215.8 million, primarily due to a bargain purchase gain recognized from the Broadmark Merger. Non-interest expense of $62.1 million represented an increase of $21.8 million, primarily due to transaction related expenses for the Broadmark Merger.

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

The table below presents a reconciliation of net income to distributable earnings.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Net Income	$47,179	$66,253	$(19,074)	$337,530	$189,481	$148,049
Reconciling items:
Unrealized gain on MSR	(2,563)	(16,649)	14,086	(5,288)	(49,232)	43,944
Increase (decrease) in CECL reserve	(12,151)	2,462	(14,613)	(62)	2,320	(2,382)
Non-recurring REO impairment	—	—	—	—	2,267	(2,267)
Non-cash compensation	2,275	1,392	883	6,190	4,224	1,966
Merger transaction costs and other non-recurring expenses	2,536	1,535	1,001	18,446	8,606	9,840
Bargain purchase (gain) loss	14,862	—	14,862	(215,032)	—	(215,032)
Total reconciling items	$4,959	$(11,260)	$16,219	$(195,746)	$(31,815)	$(163,931)
Income tax adjustments	26	3,193	(3,167)	(188)	9,485	(9,673)
Distributable earnings	$52,164	$58,186	$(6,022)	$141,596	$167,151	$(25,555)
Less: Distributable earnings attributable to non-controlling interests	1,566	2,655	(1,089)	5,582	6,173	(591)
Less: Income attributable to participating shares	2,334	2,407	(73)	7,078	7,231	(153)
Distributable earnings attributable to common stockholders	$48,264	$53,124	$(4,860)	$128,936	$153,747	$(24,811)
Distributable earnings per common share - basic	$0.28	$0.46	$(0.18)	$0.93	$1.46	$(0.53)
Distributable earnings per common share - diluted	$0.28	$0.44	$(0.16)	$0.92	$1.38	$(0.46)

Q3 2023 versus Q3 2022. Consolidated net income of $47.2 million for the third quarter of 2023 represented a decrease of $19.1 million from the third quarter of 2022, primarily due to a reduction in the bargain purchase gain in connection with the Broadmark Merger, net realized losses on financial instruments and real estate owned and an increase in loan servicing expenses. These decreases were partially offset by an increase in net interest income due to an increase in interest rates and an increase in the recovery for loan losses driven by changes in the forecasted macroeconomic inputs for reserve modeling, particularly decreases in CRE price index assumptions. Consolidated distributable earnings of $52.2 million for the third quarter of 2023 represented a decrease of $6.0 million from the third quarter of 2022. The increase in the distributable earnings reconciling items is primarily due to decreases in the unrealized gain on MSRs and the bargain purchase gain, partially offset by an increase in the recovery for loan losses.

YTD 2023 versus YTD 2022. Consolidated net income of $337.5 million for the nine months ended September 30, 2023 represented an increase of $148.0 million from the nine months ended September 30, 2022, primarily due to the bargain purchase gain in connection with the Broadmark Merger and an increase in other income, partially offset by a decrease in net unrealized gains on financial instruments and net interest income. Consolidated distributable earnings of $141.6 million for the nine months ended September 30, 2023 represented a decrease of $25.6 million from the nine months ended September 30, 2022. The decrease in the distributable earnings reconciling items is primarily due to the bargain purchase gain, partially offset by a decrease in the unrealized gains on MSRs.

COVID-19 Impact on Operating Results

There has been a wide-ranging response of international, federal, state and local public health and governmental authorities to the COVID-19 pandemic in regions across the United States and the world. The full magnitude and duration of the COVID-19 pandemic and the extent to which it impacts our financial condition, results of operations and cash flows will depend on future developments, which continue to be uncertain. We will continue to monitor for any material or adverse effects on our business resulting from the COVID-19 pandemic. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part I, Item 1A of our Form 10-K.

Incentive distribution payable to our Manager

Under the partnership agreement of our operating partnership, our Manager, the holder of the Class A special unit in our operating partnership, is entitled to receive an incentive distribution, distributed quarterly in arrears in an amount, not less than zero, equal to the difference between (i) the product of (A) 15% and (B) the difference between (x) distributable earnings (as described below) of our operating partnership, on a rolling four-quarter basis and before the incentive distribution for the current quarter, and (y) the product of (1) the weighted average of the issue price per share of common stock or operating partnership unit (“OP unit”) (without double counting) in all of our offerings multiplied by the weighted average number of shares of common stock outstanding (including any restricted shares of common stock and any other shares of common stock underlying awards granted under our 2013 Equity Incentive Plan and our 2023 Equity Incentive Plan) and OP units (without double counting) in such quarter and (2) 8%, and (ii) the sum of any incentive distribution paid to our Manager with respect to the first three quarters of such previous four quarters; provided, however, that no incentive distribution is payable with respect to any calendar quarter unless cumulative distributable earnings is greater than zero for the most recently completed 12 calendar quarters.

The incentive distribution shall be calculated within 30 days after the end of each quarter and such calculation shall promptly be delivered to our Company. We are obligated to pay the incentive distribution 50% in cash and 50% in either common stock or OP units, as determined in our discretion, within five business days after delivery to our Company of the written statement from the holder of the Class A special unit setting forth the computation of the incentive distribution for such quarter. Subject to certain exceptions, our Manager may not sell or otherwise dispose of any portion of the incentive distribution issued to it in common stock or OP units until after the three-year anniversary of the date that such shares of common stock or OP units were issued to our Manager. The price of shares of our common stock for purposes of determining the number of shares payable as part of the incentive distribution is the closing price of such shares on the last trading day prior to the approval by our Board of the incentive distribution.

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

Cash flow

Nine Months Ended September 30, 2023. Cash and cash equivalents as of September 30, 2023, increased by $15.0 million to $312.0 million from December 31, 2022, primarily due to net cash provided by investing and operating activities, partially offset by net cash used for financing activities. The net cash provided by investing activities primarily reflected proceeds from dispositions and paydowns, partially offset by loan originations. The net cash provided by operating activities reflected net income, partially offset by a bargain purchase gain in connection with the Broadmark Merger. The net cash used for financing activities primarily reflected the repayments of secured borrowings, PPPLF borrowings and the convertible note, partially offset by proceeds from secured borrowings and net proceeds from the issuance of securitized debt obligations of consolidated VIEs.

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

As of September 30, 2023, we had a total leverage ratio of 3.4x and recourse leverage ratio of 0.9x. Our operating segments have different levels of recourse debt according to the differentiated nature of each segment. Our SBC Lending and Acquisitions, Small Business Lending and Residential Mortgage Banking segments have recourse leverage ratios of 0.3x, 0.6x and 2.0x, respectively. The remaining recourse leverage ratio is from our corporate debt offerings.

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

The table below presents certain characteristics of our credit facilities and other financing arrangements.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	September 30, 2023	December 31, 2022
3	SBA loans	October 2024 - March 2025	SOFR + 2.82% Prime - 0.82%	$250,000	$114,788	$84,465	$160,903
2	SBC loans - USD	February 2024 – December 2024	SOFR + 6.52%	360,000	392,384	153,924	111,966
1	SBC loans - Non-USD (4)	June 2026	SONIA + 3.75%	122,026	28,742	11,577	61,596
5	Residential loans	November 2023 – November 2024	Variable Pricing	390,000	110,373	107,845	132,658
1	Residential MSRs	February 2026	SOFR + 3.00%	120,000	142,496	101,881	49,900
1	Purchased future receivables	October 2025	SOFR + 4.50%	50,000	15,948	9,500	—
Total borrowings under credit facilities and other financing agreements				$1,292,026	$804,731	$469,192	$517,023

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

The table below presents certain characteristics of our repurchase agreements.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity	Pricing (2)	Facility Size	Carrying Value	September 30, 2023	December 31, 2022
9	SBC loans	November 2023 – July 2026	1 MT + 2.00% SOFR + 2.76%	$4,545,500	$2,171,164	$1,506,136	$1,905,358
1	SBC loans - Non-USD (3)	January 2024	EURIBOR + 2.75%	211,450	57,941	42,557	—
6	MBS	October 2023 - January 2024	7.77%	367,185	753,336	367,185	423,912
Total borrowings under repurchase agreements				$5,124,135	$2,982,441	$1,915,878	$2,329,270

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

(in thousands)	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q4 2020	827,569	726,059	827,569
Q1 2021	1,320,644	1,785,656	2,481,436
Q2 2021	1,223,527	1,145,354	1,223,527
Q3 2021	1,552,135	1,497,324	1,552,135
Q4 2021	2,045,717	1,824,260	2,045,717
Q1 2022	2,771,038	2,835,212	3,065,412
Q2 2022	2,701,180	2,805,935	3,009,961
Q3 2022	2,870,807	2,887,318	2,940,474
Q4 2022	2,329,270	2,295,348	2,329,270
Q1 2023	1,959,888	2,094,621	2,371,413
Q2 2023	1,792,366	1,945,290	2,022,433
Q3 2023	1,915,878	1,876,204	1,915,879

The net increase in the outstanding balances during the third quarter of 2023 was primarily due to the collapse of RCMF

2019-FL3.

Paycheck Protection Program Facility borrowings. The Company uses the Paycheck Protection Program Liquidity Facility (“PPPLF”) from the Federal Reserve to finance PPP loans. The program charges an interest rate of 0.35%. As of September 30, 2023, we had approximately $73.3 million outstanding under this credit facility.

Senior Secured Notes, Convertible Notes and Corporate Debt, Net

The table below presents information about senior secured notes and corporate debt issued through public and private transactions.

(in thousands)	Coupon Rate	Maturity Date	September 30, 2023
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Unamortized deferred financing costs - Senior secured notes			(5,316)
Total Senior secured notes, net			$344,684
Corporate debt principal amount(2)	5.50%	12/30/2028	110,000
Corporate debt principal amount(3)	6.20%	7/30/2026	104,613
Corporate debt principal amount(3)	5.75%	2/15/2026	206,270
Corporate debt principal amount(4)	6.125%	4/30/2025	120,000
Corporate debt principal amount(5)	7.375%	7/31/2027	100,000
Corporate debt principal amount(6)	5.00%	11/15/2026	100,000
Unamortized discount - corporate debt			(7,800)
Unamortized deferred financing costs - corporate debt			(5,505)
Junior subordinated notes principal amount(7)	SOFR + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(8)	SOFR + 3.10%	4/30/2035	21,250
Total corporate debt, net			$763,828
Total carrying amount of debt			$1,108,512
(1) Interest on the senior secured notes is payable semiannually on April 20 and October 20 of each year.
(2) Interest on the corporate debt is payable semiannually on June 30 and December 30 of each year.
(3) Interest on the corporate debt is payable quarterly on January 30, April 30, July 30, and October 30 of each year.
(4) Interest on the corporate debt is payable semiannually on April 30 and October 30 of each year.
(5) Interest on the corporate debt is payable semiannually on January 31 and July 31 of each year.
(6) Interest on the corporate debt is payable semiannually on May 15 and November 15 of each year; assumed as part of the Broadmark Merger.
(7) Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(8) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.

The table below presents the contractual maturities for senior secured notes and corporate debt.

(in thousands)	September 30, 2023
2023	$—
2024	—
2025	120,000
2026	760,883
2027	100,000
Thereafter	146,250
Total contractual amounts	$1,127,133
Unamortized deferred financing costs, discounts, and premiums, net	(18,621)
Total carrying amount of debt	$1,108,512

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

Convertible notes. On August 9, 2017, we closed an underwritten public sale of $115.0 million aggregate principal amount of our 7.00% convertible senior notes due 2023 (the “Convertible Notes”). Pursuant to the terms of the base indenture, dated August 9, 2017, as supplemented by the first supplemental indenture, dated August 9, 2017, between us and U.S. Bank National Association, as trustee, we could redeem all or any portion of the Convertible Notes on or after August 15, 2021, if the last reported sale price of our common stock was at least 120% of the conversion price in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provided notice of redemption, at a redemption price payable in cash equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest. Additionally, upon the occurrence of certain corporate transactions, holders could have required us to purchase the Convertible Notes for cash at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest.

The Convertible Notes were convertible only upon satisfaction of one or more of the following conditions: (1) the closing market price of our common stock was greater than or equal to 120% of the conversion price of the respective Convertible Notes for at least 20 out of 30 days prior to the end of the preceding fiscal quarter, (2) the trading price of the Convertible Notes was less than 98% of the product of (i) the conversion rate and (ii) the closing price of our common stock during any five consecutive trading day period, (3) we issued certain equity instruments at less than the 10 day average closing market price of our common stock or the per-share value of certain distributions exceeded the market price of our common stock by more than 10%, or (4) certain other specified corporate events (significant consolidation, sale, merger share exchange, etc.) occurred.

On August 15, 2023, the Company’s outstanding Convertible Notes were repaid in full.

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

The Debt ATM Agreement

On May 20, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”), pursuant to which it may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and the Company. No such sales through the Debt ATM Program were made during the three or nine months ended September 30, 2023.

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

The table below presents information on the securitization structures and related issued tranches of notes to investors.

(in millions)	Collateral Asset Class	Issuance	Active / Collapsed	Bonds Issued
Trusts (Firm sponsored)
Waterfall Victoria Mortgage Trust 2011-1 (SBC1)	SBC Acquired loans	February 2011	Collapsed	$40.5
Waterfall Victoria Mortgage Trust 2011-3 (SBC3)	SBC Acquired loans	October 2011	Collapsed	143.4
Sutherland Commercial Mortgage Trust 2015-4 (SBC4)	SBC Acquired loans	August 2015	Collapsed	125.4
Sutherland Commercial Mortgage Trust 2018 (SBC7)	SBC Acquired loans	November 2018	Collapsed	217.0
ReadyCap Lending Small Business Trust 2015-1 (RCLT 2015-1)	Acquired SBA 7(a) loans	June 2015	Collapsed	189.5
ReadyCap Lending Small Business Loan Trust 2019-2 (RCLT 2019-2)	Originated SBA 7(a) loans, Acquired SBA 7(a) loans	December 2019	Active	131.0
ReadyCap Lending Small Business Loan Trust 2023-3 (RCLT 2023-3)	Originated SBA 7(a) loans, Acquired SBA 7(a) loans	July 2023	Active	132.0

Real Estate Mortgage Investment Conduits (REMICs)
ReadyCap Commercial Mortgage Trust 2014-1 (RCMT 2014-1)	SBC Originated conventional	September 2014	Collapsed	$181.7
ReadyCap Commercial Mortgage Trust 2015-2 (RCMT 2015-2)	SBC Originated conventional	November 2015	Active	218.8
ReadyCap Commercial Mortgage Trust 2016-3 (RCMT 2016-3)	SBC Originated conventional	November 2016	Active	162.1
ReadyCap Commercial Mortgage Trust 2018-4 (RCMT 2018-4)	SBC Originated conventional	March 2018	Active	165.0
Ready Capital Mortgage Trust 2019-5 (RCMT 2019-5)	SBC Originated conventional	January 2019	Active	355.8
Ready Capital Mortgage Trust 2019-6 (RCMT 2019-6)	SBC Originated conventional	November 2019	Active	430.7
Ready Capital Mortgage Trust 2022-7 (RCMT 2022-7)	SBC Originated conventional	April 2022	Active	276.8
Waterfall Victoria Mortgage Trust 2011-2 (SBC2)	SBC Acquired loans	March 2011	Collapsed	97.6
Sutherland Commercial Mortgage Trust 2018 (SBC6)	SBC Acquired loans	August 2017	Active	154.9
Sutherland Commercial Mortgage Trust 2019 (SBC8)	SBC Acquired loans	June 2019	Active	306.5
Sutherland Commercial Mortgage Trust 2020 (SBC9)	SBC Acquired loans	June 2020	Collapsed	203.6
Sutherland Commercial Mortgage Trust 2021 (SBC10)	SBC Acquired loans	May 2021	Active	232.6

Collateralized Loan Obligations (CLOs)
Ready Capital Mortgage Financing 2017– FL1	SBC Originated bridge	August 2017	Collapsed	$198.8
Ready Capital Mortgage Financing 2018 – FL2	SBC Originated bridge	June 2018	Collapsed	217.1
Ready Capital Mortgage Financing 2019 – FL3	SBC Originated bridge	April 2019	Collapsed	320.2
Ready Capital Mortgage Financing 2020 – FL4	SBC Originated bridge	June 2020	Collapsed	405.3
Ready Capital Mortgage Financing 2021 – FL5	SBC Originated bridge	March 2021	Active	628.9
Ready Capital Mortgage Financing 2021 – FL6	SBC Originated bridge	August 2021	Active	652.5
Ready Capital Mortgage Financing 2021 – FL7	SBC Originated bridge	November 2021	Active	927.2
Ready Capital Mortgage Financing 2022 – FL8	SBC Originated bridge	March 2022	Active	1,135.0
Ready Capital Mortgage Financing 2022 – FL9	SBC Originated bridge	June 2022	Active	754.2
Ready Capital Mortgage Financing 2022 – FL10	SBC Originated bridge	October 2022	Active	860.1
Ready Capital Mortgage Financing 2023 – FL11	SBC Originated bridge	February 2023	Active	586.0
Ready Capital Mortgage Financing 2023 – FL12	SBC Originated bridge	June 2023	Active	648.6

Trusts (Non-firm sponsored)
Freddie Mac Small Balance Mortgage Trust 2016-SB11	Originated agency multi-family	January 2016	Active	$110.0
Freddie Mac Small Balance Mortgage Trust 2016-SB18	Originated agency multi-family	July 2016	Active	118.0
Freddie Mac Small Balance Mortgage Trust 2017-SB33	Originated agency multi-family	June 2017	Active	197.9
Freddie Mac Small Balance Mortgage Trust 2018-SB45	Originated agency multi-family	January 2018	Active	362.0
Freddie Mac Small Balance Mortgage Trust 2018-SB52	Originated agency multi-family	September 2018	Active	505.0
Freddie Mac Small Balance Mortgage Trust 2018-SB56	Originated agency multi-family	December 2018	Active	507.3
Key Commercial Mortgage Trust 2020-S3(1)	SBC Originated conventional	September 2020	Active	263.2
(1) Contributed portion of assets into trust

We used the proceeds from the sale of the tranches issued to purchase and originate SBC and SBA loans. We are the primary beneficiary of all firm sponsored securitizations; therefore they are consolidated in our financial statements.

Contractual Obligations and Off-Balance Sheet Arrangements

Other than the items referenced above, there have been no material changes to our contractual obligations for the three months ended September 30, 2023. See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations," in the Company's Form 10-K for further details. As of the date of this Form 10-Q, we had no off-balance sheet arrangements, other than as disclosed.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We believe that all of the decisions and assessments upon which our consolidated financial statements are based were reasonable at the time made, based upon information available to us at that time. The following discussion describes the critical accounting estimates that apply to our operations and require complex management judgment. This summary should be read in conjunction with our accounting policies and use of estimates included in “Notes to Consolidated Financial Statements, Note 3 – Summary of

Significant Accounting Policies” included in Item 8, “Financial Statements and Supplementary Data,” in the Company’s Form 10-K.

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

Significant judgment is required when evaluating the effective yield on PPP loans; therefore, actual results over time could be materially different. Refer to “Notes to Consolidated Financial Statements, Note 19 – Other Income and Operating Expenses” included in Item 8, “Financial Statements and Supplementary Data,” in the Company’s Form 10-K for a more complete discussion of PPP loans, held for investment.

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

When actively quoted observable prices are not available, we either use implied pricing from similar assets and liabilities or valuation models based on net present values of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. Refer to “Notes to Consolidated Financial Statements, Note 7 – Fair Value Measurements” included in Item 8, “Financial Statements and Supplementary Data,” in the Form 10-K for a more complete discussion of our critical accounting estimates as they pertain to fair value measurements.

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

Significant judgment is required when evaluating servicing rights for impairment; therefore, actual results over time could be materially different. Refer to “Notes to Consolidated Financial Statements, Note 8 – Servicing Rights” included in this

Form 10-Q for a more complete discussion of our critical accounting estimates as they pertain to servicing rights impairment.

Refer to “Notes to Consolidated Financial Statements, Note 4– Recently Issued Accounting Pronouncements” included in Item 8, “Financial Statements and Supplementary Data,” in the Company’s Form 10-K for a discussion of recent accounting developments and the expected impact to the Company.

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

The COVID-19 pandemic has adversely impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in property renovations currently planned or underway. These negative conditions may persist into the future and impair borrower’s ability to pay principal and interest due under our loan agreements. We maintain robust asset management relationships with our borrowers and have leveraged these relationships to address the potential impact of the COVID-19 pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality and retail assets. Some of our borrowers have indicated that due to the impact of the COVID-19 pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences and have requested temporary interest deferral or forbearance, or other modifications of their loans. Accordingly, we have discussed with our borrowers potential near-term defensive loan modifications, which could include repurposing of reserves, temporary deferrals of interest, or performance test or covenant waivers on loans collateralized by assets directly impacted by the COVID-19 pandemic, and which would typically be coupled with an additional equity commitment and/or guaranty from sponsors. As of September 30, 2023, 0.1% of the loans in our commercial real estate portfolio are in forbearance plans. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

The table below projects the impact on our interest income and expense for the twelve-month period following September 30, 2023, assuming an immediate increase or decrease of 25, 50, 75, and 100 basis points in interest rates.

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans	$19,922	$39,845	$59,768	$79,692	$(19,919)	$(39,826)	$(59,678)	$(79,414)
Interest rate swap hedges	1,536	3,072	4,609	6,145	(1,536)	(3,072)	(4,609)	(6,145)
Total	$21,458	$42,917	$64,377	$85,837	$(21,455)	$(42,898)	$(64,287)	$(85,559)
Liabilities:
Secured Borrowings	$(4,715)	$(9,429)	$(14,144)	$(18,858)	$4,715	$9,429	$14,144	$18,858
Securitized Debt Obligations	(11,528)	(23,056)	(34,584)	(46,113)	11,528	23,056	34,584	46,113
Total	$(16,243)	$(32,485)	$(48,728)	$(64,971)	$16,243	$32,485	$48,728	$64,971
Total Net Impact to Net Interest Income (Expense)	$5,215	$10,432	$15,649	$20,866	$(5,212)	$(10,413)	$(15,559)	$(20,588)

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

	September 30, 2023
(in thousands)	Counterparty Rating	Amount of Risk	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
Credit Suisse AG	A+/A3	$ 248,641	1	9.6%
JPMorgan Chase Bank, N.A.	A+/Aa2	$ 195,783	30	7.6%
Wells Fargo Bank, N.A.	A+/Aa2	$ 166,667	8	6.4%

In the table above,

●	The counterparty ratings presented are the long-term issuer credit rating as rated by S&P and Moody’s, respectively.

●	The amount at risk reflects the difference between the amount loaned through repurchase agreements, including interest payable, and the cash and fair value of the assets pledged as collateral, including accrued interest receivable.

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

Inflation risk. Most of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. Changes in interest rates may, but do not necessarily, correlate with inflation rates and/or changes in inflation rates. See “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in this Form 10-Q for a discussion on interest rate sensitivity.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities Exchange Act of 1934, as amended (the "Exchange Act"), reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2023. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 27, 2022, the parties notified the California Superior Court that they have reached an agreement in principle resolving this action. On June 30, 2023, the California Superior Court entered an Order granting preliminary approval of the settlement, which set a hearing for final approval of the settlement on November 14, 2023.The settlement is subject to final approval by the California Superior Court.

On April 3, 2023, a purported stockholder of the Company filed a complaint, captioned Whitehead v. Ready Capital Corporation, et al., Case No. 1:23-cv-02773, in the United States District Court for the Southern District of New York. The complaint, which was filed as an individual action, named the Company and its directors as defendants and alleged defendants violated Sections 14(a) and 20(a) of the Exchange Act with respect to the Form S-4 originally filed with the SEC in connection with the proposed Broadmark Merger, and sought to enjoin the Broadmark Merger, as well as damages, costs and attorneys’ and experts’ fees. On May 16, 2023, the Whitehead action was voluntarily dismissed. Six similar complaints, asserting similar claims and seeking similar relief, were filed against Broadmark and its directors in connection with the Broadmark Merger: O’Dell v. Broadmark Realty Capital Inc., et al., Case No. 23-cv-02640 (S.D.N.Y., filed Mar. 29, 2023); Wang v. Broadmark Realty Capital Inc., et al., Case No. 23-cv-02717 (S.D.N.Y., filed Mar. 31, 2023); Kirkland v. Broadmark Realty Capital Inc., et al., Case No. 23-cv-02943 (S.D.N.Y., filed Apr. 7, 2023); Kirsteins v. Broadmark Reality Capital Inc., et al., Case No. 23-cv-03008 (S.D.N.Y., filed Apr. 10, 2023); Morgan v. Broadmark Realty Capital Inc., et al., Case No. 23-cv-03850 (S.D.N.Y., filed May 8, 2023); and Lawrence v. Broadmark Realty Capital Inc., et al., Case No. 23-cv-03921 (S.D.N.Y., filed May 10, 2023). Each of these actions has been voluntarily dismissed.

Item 1A. Risk Factors

The following represents important updates to the risk factors previously disclosed in Part I, Item-1A on the Company’s Form 10-K for the year ended December 31, 2022. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Share Repurchase Program

On March 6, 2018, our Board approved a share repurchase program authorizing, but not obligating, the repurchase of our common stock, and on September 29, 2022, our Board approved an increase to the size of the share repurchase program bringing the total authorized repurchases thereunder to $50.0 million. To facilitate further repurchases, on June 1, 2023, our Board approved a new share repurchase program, replacing the previous program, authorizing, but not obligating, the repurchase of up to $100.0 million of our common stock. Repurchases under the stock repurchase programs may be made at management’s discretion from time to time on the open market, in privately negotiated transactions or otherwise, in each case subject to compliance with all Securities and Exchange Commission rules and other legal requirements and may be made in part under one or more Rule 10b5-1 plans, which permit stock repurchases at times when we might otherwise be precluded from doing so. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors.

The table below presents purchases of our common stock during the quarter.

	Total Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program
July	76,112		$11.28		—	$81,953,841
August	11,130		10.72		—	81,953,841
September	—		—		—	81,953,841
Total	87,242	(1)	$11.21	(2)	—	$81,953,841

(1) Total shares purchased includes shares of common stock owned by certain of our employees which have been surrendered by them to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock units and awards.

(2) The price paid per share is based on the price of our common stock as of the date of the withholding.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our officers and directors entered into, modified or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2023.

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

4.17*		Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to Broadmark Realty Capital Inc.’s Form 8-A12B filed with the SEC on November 14, 2019).

4.18*

Warrant Agreement, dated as of May 14, 2018, between Trinity Merger Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to Broadmark Realty Capital Inc.’s Form 8-A12B filed with the SEC on November 14, 2019).

4.19*

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

4.21*

Third Amendment of Warrant Agreement, dated May 31, 2023, by and among Ready Capital Corporation, RCC Merger Sub, LLC, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.21 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2023).

10.1*	Ready Capital Corporation 2023 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registrant’s registration statement on Form S-8 filed with the SEC on September 8, 2023).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Scheme Document

101.CAL		Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF		Inline XBRL Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Linkbase Document

101.PRE		Inline XBRL Taxonomy Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded with the Inline XBRL document)

*      Previously filed.

**    This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ready Capital Corporation

Date: November 8, 2023	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board, Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Andrew Ahlborn
Andrew Ahlborn
Chief Financial Officer
(Principal Accounting and Financial Officer)