Form 10-K
period 2023-12-31
Ready Capital Corp
filed 2024-02-28
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,801.2 million based on the closing sales price of the registrant’s common stock on June 30, 2023 as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The registrant has 172,554,524 shares of common stock, par value $0.0001 per share, outstanding as of February 27, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2024 annual meeting of stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Except where the context suggests otherwise, the terms “Company,” “we,” “us” and “our” refer to Ready Capital Corporation and its subsidiaries. We make forward-looking statements in this annual report on Form 10-K within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Forward-looking statements contained in this annual report reflect our current views about future events and are inherently subject to substantial risks and uncertainties, many of which are difficult to predict and beyond our control, that may cause our actual results to materially differ. These forward-looking statements include information about possible or assumed future results of our operations, financial condition, liquidity, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or other comparable terminology, we intend to identify forward-looking statements, although not all forward-looking statements may contain such words. Statements regarding the following subjects, among others, may be forward-looking, and the occurrence of events impacting these subjects, or otherwise impacting our business, may cause our financial condition, liquidity and consolidated results of operations to vary materially from those expressed in, or implied by, any such forward-looking statements:

●	our investment objectives and business strategy;
●	our ability to borrow funds or otherwise raise capital on favorable terms;
●	our expected leverage;
●	our expected investments;
●	estimates or statements relating to, and our ability to make, future distributions;
●	projected capital and operating expenditures;
●	availability of qualified personnel;
●	prepayment rates;
●	projected default rates;
●	increased rates of default and/or decreased recovery rates on our investments;
●	changes in interest rates, interest rate spreads, the yield curve or prepayment rates;
●	the impact of inflation on our business;
●	changes in prepayments of our assets;
●	our ability to achieve the expected synergies, cost savings and other benefits from the acquisition of a group of privately-held real estate structured finance opportunities funds with a focus on construction lending (collectively, the “Mosaic Funds”);
●	our ability to achieve the expected synergies, cost savings and other benefits from the acquisition of Broadmark Realty Capital Inc. (“Broadmark”), a specialty real estate finance company that specialized in originating and servicing residential and commercial construction loans;
●	risks associated with achieving expected synergies, cost savings and other benefits from acquisitions and our increased scale;
●	risks related to integrating a construction lending platform into our existing operations and the origination and ownership of construction loans, which are subject to additional risks as compared to loans secured by existing structures or land, following the Broadmark Merger and the acquisition of the Mosaic Funds;
●	risks associated with the divestiture of our Residential Mortgage Banking segment, should we undertake such a sale;
●	market, industry and economic trends;
●	our ability to compete in the marketplace;

●	the availability of attractive risk-adjusted investment opportunities in lower-to-middle-market commercial real estate loans (“LMM”), loans guaranteed by the U.S. Small Business Administration (the “SBA”) under its Section 7(a) loan program (the “SBA Section 7(a) Program”), mortgage backed securities (“MBS”), residential mortgage loans and other real estate-related investments that satisfy our investment objectives and strategies;
●	general volatility of the capital markets;
●	changes in our investment objectives and business strategy;
●	the availability, terms and deployment of capital;
●	the availability of suitable investment opportunities;
●	market developments and actions recently taken and which may be taken by the U.S. Government, the U.S. Department of the Treasury (“Treasury”) and the Board of Governors of the Federal Reserve System, the Federal Depositary Insurance Corporation, the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”), Federal Housing Administration (“FHA”) Mortgagee, U.S. Department of Agriculture (“USDA”), U.S. Department of Veterans Affairs (“VA”) and the U.S. Securities and Exchange Commission (“SEC”);
●	applicable regulatory changes;
●	changes in our assets, interest rates or the general economy;
●	mortgage loan modification programs and future legislative actions;
●	our ability to maintain our qualification as a real estate investment trust (“REIT”) and limitations on our business as a result of our qualifications as a REIT;
●	our ability to maintain our exemption from qualification under the Investment Company Act of 1940, as amended (the “1940 Act”);
●	factors described in this annual report on Form 10-K, including those set forth under the captions “Risk Factors” and “Business”;
●	our dependence on our external advisor, Waterfall Asset Management, LLC (“Waterfall” or the “Manager”), and our ability to find a suitable replacement if we or Waterfall were to terminate the management agreement we have entered into with Waterfall (the “management agreement”);
●	the degree and nature of our competition, including competition for LMM loans, MBS, residential mortgage loans, construction loans and other real estate-related investments that satisfy our investment objectives and strategies;
●	geopolitical events such as acts of terrorism, war or other military conflict, and the related impact on macroeconomic conditions;
●	the impact of the coronavirus (“COVID-19”) pandemic and the emergence and severity of COVID-19 variants on our business and operations, financial condition, results of operations, liquidity and capital resources; and
●	the impact of pandemics or epidemics on our borrowers, the real estate industry and global markets.

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

●	We depend on Waterfall and its key personnel for our success and we may not find a suitable replacement for Waterfall if the management agreement with Waterfall is terminated, or if key personnel leave the employment of Waterfall or otherwise become unavailable to us;

●	There are various conflicts of interest in our relationship with Waterfall which could result in decisions that are not in the best interests of our stockholders;

●	The termination of the management agreement may be difficult and require payment of a substantial termination fee or other amounts, including in the case of termination for unsatisfactory performance, which may adversely affect our inclination to end our relationship with Waterfall;

●	The COVID-19 pandemic caused severe disruptions in the U.S. and global economy and a resurgence of COVID-19, or outbreaks of other highly infectious diseases, may have an adverse impact on our performance, financial condition and results of operations;

●	The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets;

●	We anticipate a significant portion of our investments will be in the form of LMM loans that are subject to risks, such as credit risk;

●	Some of the mortgage loans we will originate or acquire are loans made to self-employed borrowers who have a higher risk of delinquency and default, which could have a material and adverse effect on our business, results of operations and financial condition;

●	New entrants in the market for LMM loans could adversely impact our ability to acquire such loans at attractive prices and originate such loans at attractive risk-adjusted returns;

●	We cannot predict the unintended consequences and market distortions that may stem from far-ranging interventions in the financial system and oversight of financial markets;

●	Interest rate fluctuations may adversely affect the level of our net income and the value of our assets and common stock;

●	Inflation in the U.S. is expected to continue at an elevated level in the near- to medium-term, which may have an adverse impact on the valuation of our investments;

●	Maintenance of our 1940 Act exception imposes limits on our operations;

●	Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions and changes in such rules, accounting interpretations or our assumptions could adversely impact our ability to timely and accurately prepare our consolidated financial statements;

●	Provisions for credit losses under the Current Expected Credit Loss (“CECL”) model are difficult to estimate;

●	Cybersecurity risk and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of the security, confidentiality, or integrity of our Company, employee, customer, or third-party confidential information and/or damage to our reputation or business relationships, any of which could negatively impact our financial results;

●	We may seek to sell one of our business segments in an effort to maximize shareholder value, which may adversely affect our Company, our reputation, our results of operations and financial position or our stock price;

●	Our board of directors (“Board”) will not approve each investment and financing decision made by Waterfall unless required by our investment guidelines;

●	We use leverage as part of our investment strategy, but we do not have a formal policy limiting the amount of debt we may incur, and our Board may change our leverage policy without stockholder consent;

●	We may enter into hedging transactions that could expose us to contingent liabilities in the future and adversely impact our financial condition;

●	Complying with REIT requirements may force us to liquidate or forego otherwise attractive investments, which could reduce returns on our assets and adversely affect returns to our stockholders;

●	The percentage of our assets represented by taxable REIT subsidiaries (“TRSs”) and the amount of our income that we can receive in the form of TRS dividends and interest are subject to statutory limitations that could jeopardize our REIT qualification and could limit our ability to acquire or force us to liquidate otherwise attractive investments; and

●	Even if we qualify as a REIT, we may face tax liabilities that reduce our cash flow.

PART I

Item 1. Business

In this Annual Report on Form 10-K, we refer to Ready Capital Corporation and its subsidiaries as “we,” “us,” “our,” or “our Company” unless we specifically state otherwise or the context indicates otherwise.

General

We are a multi-strategy real estate finance company that originates, acquires, finances, and services LMM loans, SBA loans, residential mortgage loans, construction loans and, to a lesser extent, MBS collateralized primarily by LMM loans, or other real estate-related investments. Our loans range in original principal amounts generally up to $40 million and are used by businesses to purchase real estate used in their operations or by investors seeking to acquire multi-family, office, retail, mixed use or warehouse properties. Our objective is to provide attractive risk-adjusted returns to our stockholders primarily through dividends, as well as through capital appreciation. In order to achieve this objective, we continue to grow our investment portfolio and believe that the breadth of our full-service real estate finance platform will allow us to adapt to market conditions and deploy capital to asset classes and segments with the most attractive risk-adjusted returns.

In the fourth quarter of 2023, the Board approved a plan to strategically shift our Company’s core focus to LMM commercial real estate lending and government backed small business loans, which contemplates the disposition of assets and liabilities of our residential mortgage banking activities. Accordingly, as of December 31, 2023, our Residential Mortgage Banking segment met the criteria to be classified as held for sale on the consolidated balance sheets, presented as discontinued operations on the consolidated statements of income, and excluded from continuing operations for all periods presented in this annual report on Form 10-K. Item 1. “Business” in this annual report on Form 10-K has been adjusted to exclude discontinued operations unless otherwise noted. We report our activities in the following two operating segments:

●	LMM Commercial Real Estate. We originate LMM loans across the full life-cycle of an LMM property including construction, bridge, stabilized and agency loan origination channels through our wholly-owned subsidiary, ReadyCap Commercial, LLC (“ReadyCap Commercial”). These originated loans are generally held-for-investment or placed into securitization structures. As part of this segment, we originate and service multi-family loan products under the Freddie Mac SBL program. These originated loans are held for sale, and subsequently sold to Freddie Mac. We provide construction and permanent financing for the preservation and construction of affordable housing, primarily utilizing tax-exempt bonds through Red Stone and its affiliates (“Red Stone”), a wholly owned subsidiary. In addition, we acquire LMM loans as part of our business strategy. We hold performing LMM loans to term and seek to maximize the value of the non-performing LMM loans acquired by us through borrower-based resolution strategies. We typically acquire non-performing loans at a discount to their unpaid principal balance (“UPB”) when we believe that resolution of the loans will provide attractive risk-adjusted returns.

●	Small Business Lending. We acquire, originate and service owner-occupied loans guaranteed by the SBA under its SBA Section 7(a) Program through our wholly-owned subsidiary, ReadyCap Lending, LLC (“ReadyCap Lending”). We hold an SBA license as one of only 17 non-bank Small Business Lending Companies (“SBLCs”) and have been granted preferred lender status by the SBA. These originated loans are either held-for-investment, placed into securitization structures or sold. We also acquire purchased future receivables through Knight Capital LLC (“Knight Capital”), which is a technology-driven platform that provides working capital to small and medium sized businesses across the U.S.

To qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) we are required to annually distribute dividends equal to at least 90% of our net taxable income, excluding capital gain, to stockholders. To the extent that we do not distribute all of our net capital gain, or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be required to pay regular U.S. federal corporate income tax on the undistributed amount. We are organized in a traditional umbrella partnership REIT (“UpREIT”) format pursuant to which we serve as the general partner of, and conduct substantially all of our business through, Sutherland Partners, LP (our “operating partnership”). We also intend to operate our business in a manner that will permit us to be excluded from registration as an investment company under the 1940 Act.

Our Manager

We are externally managed and advised by Waterfall, an SEC registered investment adviser. Formed in 2005, Waterfall specializes in acquiring, managing, servicing and financing LMM and residential mortgage loans, as well as asset backed securities (“ABS”) and MBS. Waterfall has extensive experience in performing and non-performing loan acquisition, resolution and financing strategies. Waterfall’s investment committee is chaired by Thomas Capasse, who serves as our Chief Executive Officer and Chief Investment Officer, and Jack Ross, who serves as our President. Messrs. Capasse and Ross, who are co-founders of Waterfall, each have over 30 years of experience in managing and financing a range of financial assets, including having executed the first public commercial real estate asset-backed securitization for performing loans and liquidating trusts for non-performing loans purchased from the Resolution Trust Corporation in 1993, through a variety of credit and interest rate environments. Messrs. Capasse and Ross have worked together in the same organization for more than 30 years. They are supported by a team of approximately 170 investment and other professionals with extensive experience in commercial mortgage credit underwriting, distressed asset acquisition and financing, LMM loan originations, commercial property valuation, capital deployment, financing strategies and legal and financial matters impacting our business.

We rely on Waterfall’s expertise to establish investment strategies and in identifying loan acquisitions and origination opportunities. Waterfall uses the data and analytics developed through its experience as an owner of LMM loans and in implementing loss mitigation actions to support our origination activities and to develop our loan underwriting standards. Waterfall makes decisions based on a variety of factors, including expected risk-adjusted returns, credit fundamentals, liquidity, availability of financing, borrowing costs and macroeconomic conditions, as well as maintaining our REIT qualification and our exclusion from registration as an investment company under the 1940 Act.

Our Investment Strategy and Market Opportunities Across Our Operating Segments

Our investment strategy is to opportunistically expand our market presence in our acquisition and origination platforms and to further grow our LMM securitization capabilities which serve as a source of attractively priced, match-term financing.  Capitalizing on our experience in underwriting and managing commercial real estate loans, we have grown our LMM and SBA origination and acquisition capabilities and selectively complemented our LMM strategy with acquisitions of future receivables. This is reflected in the growth of our balance sheet over the last five years; our book value grew from $536 million as of December 31, 2017 to approximately $2.6 billion as of December 31, 2023 and our total assets grew at a 30% compound annual growth rate (“CAGR”) between 2017 and 2023. As such, we have become a full-service real estate finance platform and we believe that the breadth of our business allows us to adapt to market conditions and deploy capital in our asset classes with the most attractive risk-adjusted returns.

Our acquisition strategy complements our origination strategy by increasing our market intelligence in potential origination geographies, providing additional data to support our underwriting criteria and offering securitization market insight for various product offerings. The proprietary database on the causes of borrower default, loss severity, and market information that we developed from our LMM loan acquisition experience has served as the basis for the development of our LMM and SBA loan origination programs. Additionally, our origination strategy complements our acquisition strategy by providing additional captive refinancing options for our borrowers and further data to support our investment analysis while increasing our market presence with potential sellers of LMM assets.

The table below presents information with respect to our two business segments.

	December 31, 2023
(in thousands, except personnel)	LMM Commercial Real Estate	Small Business Lending
Coordinating Affiliate/ Manager	Waterfall, ReadyCap Commercial and Red Stone	ReadyCap Lending and Knight Capital
Strategy	LMM loan originations and acquisitions	SBA loan originations, acquisitions and servicing
Gross Assets	$10,282,531	$1,395,687
Loan Portfolio Allocation	87.9%	12.1%
Equity Allocation	92.1%	4.8%
Distributable Earnings	$253,823	$56,628
Distributable Earnings Allocation	79.5%	17.7%
Personnel	128	246

The commercial mortgage market is largely bifurcated by loan size between “large balance” loans and “small balance” loans. Large balance commercial loans typically include those loans with original principal balances of at least $40 million and are primarily financed by insurance companies and commercial mortgage backed securities (“CMBS”) conduits.  LMM loans typically include those loans with original principal amounts of between $500,000 and $40 million and are primarily financed by community and regional banks, specialty finance companies and loans guaranteed under the SBA loan programs.

LMM loans are used by small businesses to purchase real estate used in their operations or by investors seeking to acquire small multifamily, office, retail, mixed use or warehouse properties. LMM loans represent a special category of commercial mortgage loans, sharing both commercial and residential mortgage loan characteristics. LMM loans are typically secured by first mortgages on commercial properties or other business assets, but because LMM loans are often correlated to local housing markets and economic environments, aspects of residential mortgage credit analysis are utilized in the underwriting process. Most LMM loans are amortizing on a schedule of up to 30 years.

Our investment decisions with respect to allocation of capital are dependent on prevailing market conditions and may change over time in response to opportunities available in different economic and capital market environments. As a result, we cannot predict the percentage of our equity that will be invested in any particular asset or strategy at any given time.

The table below presents our historical pre-tax income growth, net income to assets, distributable earnings and return on equity for each of the years ended December 31, 2021, 2022 and 2023.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income to distributable earnings.

HISTORICAL PRE-TAX INCOME GROWTH *($ millions)*

$132.2
$175.0
$358.4
2021
2022
2023

NET INCOME TO ASSETS (%)

1.2%
1.4%
2.8%
2021
2022
2023

DISTRIBUTABLE EARNINGS *($ millions)*

$168
$219
$190
2021
2022
2023

RETURN ON EQUITY (%)

15%
12%
16%
2021
2022
2023

Our Loan Portfolio

As of December 31, 2023, our loan portfolio was $10.7 billion (excluding PPP loans) and was comprised of  approximately 5,500 loans diversified across 50 states and Europe, 98% of which were secured by senior liens and the remaining 2% of which were secured by subordinated liens.

The table below presents a summary of our loan assets.

		December 31, 2023
(in thousands)	Segment	UPB	% of Total	Carrying Value	% of Total
Bridge	LMM Commercial Real Estate	$6,837,816	62.8%	$6,815,021	62.8%
Fixed Rate/CMBS	LMM Commercial Real Estate	1,032,641	9.5	1,037,544	9.6
Construction	LMM Commercial Real Estate	1,212,526	11.1	1,207,783	11.1
Freddie Mac	LMM Commercial Real Estate	30,448	0.3	30,455	0.3
Other	LMM Commercial Real Estate	457,825	4.2	454,599	4.2
Paycheck Protection Program	Small Business Lending	35,802	0.3	34,597	0.3
SBA 7(a)	Small Business Lending	1,286,728	11.8	1,269,287	11.7
Total		$10,893,786	100.0%	$10,849,286	100.0%

In the table above,

●	The loan carrying value includes loan assets of consolidated variable interest entities (“VIEs”) and excludes both specific and general allowance for loan losses.
●	Loans with the “Other” classification are generally LMM acquired loans that have nonconforming characteristics for the Fixed rate, Bridge, Construction, or Freddie Mac classifications due to loan size, rate type, collateral or borrower criteria.
●	Real estate, held for sale loans and mortgage servicing rights (“MSR”) are excluded.

Loan origination leads come directly through our relationships with commercial real estate brokers, bank loan officers and mortgage brokers who refer leads to our loan officers. To a lesser extent, we also source loan leads through commercial real estate realtors, trusted advisors such as financial planners, lawyers, and certified public accountants and through direct-to-the-borrower transactions.

LMM Commercial Real Estate

As noted above, our LMM Commercial Real Estate segment (formerly our SBC Lending and Acquisitions segment) consists of our LMM loan origination and acquisition platforms.

LMM Originations. We operate our LMM loan originations through ReadyCap Commercial. ReadyCap Commercial is a specialty-finance nationwide originator focused on originating commercial real estate mortgage loans through its agency multifamily and bridge loan programs. ReadyCap Commercial has been approved by Freddie Mac as one of 12 originators and servicers for multifamily loan products under the Freddie Mac program. We also offer construction and permanent financing for the preservation and construction of affordable housing, primarily utilizing tax-exempt bonds through Red Stone. Our conservative approach to credit has resulted in less than 5 basis points of losses incurred on new originations since our inception.

We originate LMM commercial loans generally ranging in initial principal amount of between $500,000 and $40 million, and typically with an average duration of approximately two to six years at origination. Our origination platform, which focuses on first mortgage loans, provides conventional LMM mortgage financing for the full life-cycle of LMM properties nationwide through the following programs and allocates capital across four products:

●	Construction. Origination of loans and ownership of construction and pre-construction development loans that typically have a short-term maturity profile.

●	Bridge. Loans for the acquisition of properties requiring more substantial expenditures for stabilization, secured by multifamily, office, retail, mixed use or warehouse properties. The loans are generally interest-only and have a typical initial maturity profile of two to four years.

●	Fixed rate. Loans for the acquisition or refinancing of stabilized properties secured by multifamily, office, retail, mixed use or warehouse properties. The loans are typically amortizing and have maturities of five to 20 years.

●	Freddie Mac. Origination of loans in initial principal amounts ranging from $1 million to $7.5 million secured by multifamily properties under the Freddie Mac SBL program and loans for developers/owners of multi-family affordable rental housing utilizing streamlined tax-exempt and taxable financing solutions. We sell qualifying loans to Freddie Mac, which, in turn, sells such loans to securitization structures.

The following table summarizes the loan features by product types.

As of December 31, 2023, we have originated approximately $17.9 billion in LMM loans since Ready Capital’s inception. As of December 31, 2023, the loans we originated had a 17.6% 10-year CAGR based on origination volume.

The chart below summarizes our annual LMM loan originations since 2019.

Originated LMM loans held in our portfolio had a UPB of $8.0 billion and carrying value of $7.9 billion as of December 31, 2023. Such loans, substantially all of which are performing loans (with only 7.2% of our originated LMM loans being more than 60 days delinquent as of December 31, 2023), represented approximately 73.1% of the UPB and 73.2% of the carrying value of our total loan portfolio.

The below chart presents our loan losses by vintage as a percentage of carrying value.

We finance our LMM loans primarily through term-match securitizations.

The table below summarizes our originated LMM loan securitization activities.

					December 31, 2023
(in millions)	Asset Class	Issuance	Bonds Issued	Weighted Average Debt Cost	Outstanding Balance
RCMT 2014-1	LMM Originated Conventional	September 2014	$181.7	3.2%	$—
RCMT 2015-2	LMM Originated Conventional	November 2015	218.8	4.0%	27.2
FRESB 2016-SB11	Originated Agency Multi-family	January 2016	110.0	2.8%	14.1
FRESB 2016-SB18	Originated Agency Multi-family	July 2016	118.0	2.2%	14.1
RCMT 2016-3	LMM Originated Conventional	November 2016	162.1	3.4%	35.4
FRESB 2017-SB33	Originated Agency Multi-family	June 2017	197.9	2.6%	51.0
RCMF 2017-FL1	LMM Originated Bridge	August 2017	198.8	L + 139 bps	—
FRESB 2018-SB45	Originated Agency Multi-family	January 2018	362.0	2.8%	107.1
RCMT 2018-4	LMM Originated Conventional	March 2018	165.0	3.8%	66.6
RCMF 2018-FL2	LMM Originated Bridge	June 2018	217.1	L + 121 bps	—
FRESB 2018-SB52	Originated Agency Multi-family	September 2018	505.0	2.9%	245.5
FRESB 2018-SB56	Originated Agency Multi-family	December 2018	507.3	3.6%	276.5
RCMT 2019-5	LMM Originated Conventional	January 2019	355.8	4.1%	125.8
RCMF 2019-FL3	LMM Originated Bridge	April 2019	320.2	L + 133 bps	—
RCMT 2019-6	LMM Originated Conventional	November 2019	430.7	3.2%	248.9
RCMF 2020-FL4	LMM Originated Bridge	June 2020	405.3	L + 290 bps	—
KCMT 2020-S3	LMM Originated Conventional	September 2020	263.2	5.3%	243.8
RCMF 2021-FL5	LMM Originated Bridge	March 2021	628.9	SOFR + 140 bps	391.6
RCMF 2021-FL6	LMM Originated Bridge	August 2021	652.5	SOFR + 120 bps	527.1
RCMF 2021-FL7	LMM Originated Bridge	November 2021	927.2	SOFR + 150 bps	760.0
RCMF 2022-FL8	LMM Originated Bridge	March 2022	1,135.0	SOFR + 250 bps	1,030.0
RCMT 2022-7	LMM Originated Conventional	April 2022	276.8	4.1%	268.2
RCMF 2022-FL9	LMM Originated Bridge	June 2022	754.2	SOFR + 341 bps	653.0
RCMF 2022-FL10	LMM Originated Bridge	October 2022	860.1	SOFR + 326 bps	857.3
RCMF 2023-FL11	LMM Originated Bridge	February 2023	586.0	SOFR + 277 bps	576.0
RCMF 2023-FL12	LMM Originated Bridge	June 2023	648.6	SOFR + 314 bps	647.1
Total			$11,188.2	6.9%	$7,166.3

We believe that we have significant opportunity to originate LMM loans at attractive risk-adjusted returns compared to many banks that have restrictive credit guidelines for target assets. In addition, large banks are not focused on the LMM market and smaller banks only lend in specific geographies. We believe this fragmented market, combined with the portfolio expertise required to manage these loans, provides attractive origination and acquisition opportunities and limits competition. We see an opportunity to earn an attractive risk spread premium by lending to borrowers that do not fit the credit guidelines of many banks. We believe that increased demand, coupled with the fragmentation of the LMM lending market, provides us with opportunities to originate loans to borrowers with strong credit profiles and real estate collateral that supports ultimate repayment of the loans.

We expect to continue to source LMM loan originations through the following loan origination channels:

●	Direct and indirect lending relationships. We generate loan origination leads directly through our relationships with commercial real estate brokers, bank loan officers and mortgage brokers that refer leads to our loan officers. To a lesser extent, we also source loan leads through commercial real estate realtors, trusted advisors such as financial planners, lawyers, and certified public accountants and through direct-to-the-borrower transactions.

●	Other direct origination sources. From time to time, we may enter into strategic alliances and other referral programs with servicers, sub-servicers, strategic partners and vendors targeted at the refinancing of LMM loans.

LMM Acquisitions. Our LMM Commercial Real Estate segment also includes our acquisition platform, representing our investments in acquired LMM loans. We hold LMM loans to term, and we seek to maximize the value of the non-performing LMM loans acquired by us through proprietary loan reperformance programs. Where this is not possible, we seek to effect property resolution through the use of borrower based resolution alternatives to foreclosure.

Waterfall specializes in acquiring LMM loans that are sold by banks, including as part of bank recapitalizations or mergers, and from other financial institutions such as thrifts and non-bank lenders. Other sources of LMM loans include special servicers of large balance LMM ABS and CMBS trusts, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for failed banks, servicers of non-performing SBA Section 7(a) Program loans, and Community Development Companies originating loans under the SBA 504 program, GSEs, and state economic development authorities. Over the last several years, our Manager has developed relationships with many of these entities, primarily banks and their advisors. In many cases, we are able to acquire LMM loans through negotiated transactions, at times partnering with acquiring banks or private equity firms in bank acquisitions and recapitalizations. We believe that Waterfall’s experience, reputation and ability to underwrite LMM loans make it an attractive buyer for this asset class, and that its network of relationships will continue to produce opportunities for it to acquire LMM loans on attractive terms.

Competition for LMM loan asset acquisitions has been limited due to the special servicing expertise required to manage LMM loan assets due to the small size of each loan, the uniqueness of the real properties that collateralize the loans, licensing requirements, the high volume of loans needed to build portfolios, and the need to utilize residential mortgage credit analysis in the underwriting process. These factors have limited institutional investor participation in LMM loan acquisitions, which has allowed us to acquire LMM loans with attractive risk-adjusted return profiles.

Acquired LMM loans held in our portfolio had a UPB and carrying value of $1.6 billion as of December 31, 2023. Such loans represented approximately 14.8% of both the UPB and carrying value of our total loan portfolio.

The table below presents information on our acquired loan portfolio by delinquency status.

	December 31, 2023
(in thousands)	UPB	% of Total	Carrying Value (1)	% of Total
Current	$1,173,552	72.8%	$1,170,000	72.9%
30 - 59 days past due	53,985	3.4	53,917	3.4
60 + days past due	383,353	23.8	380,136	23.7
Bankruptcy / Foreclosure	714	—	717	—
Total	$1,611,604	100.0%	$1,604,770	100.0%
(1) Includes loan assets of consolidated VIEs and excludes specific and general allowance for loan losses

The table below presents our acquired loan securitization activities.

					December 31, 2023
(in millions)	Asset Class	Issuance	Bonds Issued	Weighted Average Debt Cost	Outstanding Balance
WVMT 2011-SBC1	LMM Acquired Loans - NPL	February 2011	$40.5	7.0%	$—
WVMT 2011-SBC2	LMM Acquired Loans	March 2011	97.7	5.1	—
WVMT 2011-SBC3	LMM Acquired Loans - NPL	October 2011	143.4	6.4	—
SCML 2015-SBC4	LMM Acquired Loans - NPL	August 2015	125.4	4.0	—
SCMT 2017-SBC6	LMM Acquired Loans	August 2017	154.9	3.5	16.8
SCMT 2018-SBC7	LMM Acquired Loans	November 2018	217.0	4.7	—
SCMT 2019-SBC8	LMM Acquired Loans	June 2019	306.5	2.9	132.1
SCMT 2020-SBC9	LMM Acquired Loans	June 2020	203.6	3.7	—
SCMT 2021-SBC10	LMM Acquired Loans	May 2021	232.6	1.6	102.1
Total			$1,521.6	3.8%	$251.0

Small Business Lending

We operate our SBA loan origination, acquisition, and servicing platforms through ReadyCap Lending. We originate owner-occupied and other business loans guaranteed by the SBA under the SBA Section 7(a) Program through ReadyCap Lending’s license, one of only 17 licensed non-bank SBLCs. Only banks and approved non-bank lenders are eligible to originate loans in the SBA Section 7(a) Program, resulting in a highly fragmented market. We believe investor demand for pass-through securities backed by the guaranteed portions of SBA Section 7(a) Program loans has been strong because the principal and interest payments are guaranteed by the full faith and credit of the U.S. Government. For this reason, we believe that SBA participating lenders that have sold the guaranteed portions of SBA Section 7(a) Program loans in recent years have been able to recognize attractive gains.

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

The SBA Section 7(a) Program is the SBA’s primary program for providing financing for start-up and existing small businesses. The SBA typically guarantees 75% of qualified loans over $150,000. While the eligibility requirements of the SBA Section 7(a) Program vary depending on the industry of the borrower and other factors, the general eligibility requirements include the following: (i) gross sales of the borrower cannot exceed size standards set by the SBA (e.g., $40.0 million for limited service hospitality properties) or, alternatively, average net income cannot exceed $5.0 million for the most recent two fiscal years and tangible net worth of the borrower must be less than $15.0 million, (ii) desired credit is not available for non-federal, non-state, or non-local government sources without SBA assistance, (iii) the borrower must be a U.S. citizen or legal permanent resident and (iv) the maximum aggregate SBA loan guarantees to a borrower and its affiliates cannot exceed $3.75 million.

SBA Section 7(a) Program key features include:

●	The use of proceeds on fixed assets, working capital, real estate, business start-up costs, purchase an existing business or refinancing business debt.
●	Maximum loan amount of $5 million;
●	Real estate loans have a 25 year maturity while all other loan purposes have a ten year maturity;
●	Interest rates are negotiated between applicant and lender and are subject to maximums. The current maximums are Prime Rate plus 2.25% for maturities fewer than seven years and Prime Rate plus 3.00% for maturities of seven years or longer. Spreads on loans with an initial UPB below $50,000 have higher maximums;
●	The guaranty fee is based on the loan’s maturity and dollar amount guaranteed. The lender initially pays the guaranty fee and has the option to pass the expense on to the borrower at closing. For loans with a maturity of 12 months or less, the upfront guaranty fees are: i) For loans of $1,000,000 or less: 0.00% ii) For loans greater than $1,000,000: 0.25% of the guaranteed portion. For loans with a maturity that exceeds 12 months, the upfront guaranty fees are: i) For loans of $1,000,000 or less: 0.00% ii) For loans of $1,000,001 to $2,000,000: 1.45% of the guaranteed portion of the loan up to and including $1,000,000 plus 1.70% of the guaranteed portion of the loan over $1,000,000 iii) For loans of $2,000,001 and greater: 3.50% of the guaranteed portion of the loan up to and including $1,000,000 plus 3.75% of the guaranteed portion of the loan over $1,000,000;
●	The annual service fee will be i) For loans of $1,000,000 and less: 0.00%. ii) For loans of $1,000,001 up to and including $5,000,000: 0.55% of the guaranteed portion of the outstanding balance of the loan; and
●	A personal guarantee is required from all owners of 20% or more of the equity of the business. Lenders can require personal guarantees of owners with less than 20% ownership.

The illustration below presents our return on equity related to the SBA Section 7(a) Program generated through the retained yield on the unguaranteed principal balance and sale premium and retained servicing on the guaranteed principal balance.

We have originated approximately $2.3 billion in SBA loans since our program’s inception in mid-2015. Our acquired and originated SBA loans held in our loan portfolio had both a UPB and  carrying value of $1.3 billion as of December 31, 2023.

The table below presents our SBA Section 7(a) Program loan portfolio by delinquency status.

	December 31, 2023
(in thousands)	UPB	% of Total	Carrying Value (1)	% of Total
Current	$1,255,439	97.5%	$1,240,042	97.7%
30 - 59 days past due	9,247	1.2	8,904	1.2
60 + days past due	22,042	1.3	20,341	1.1
Total	$1,286,728	100.0%	$1,269,287	100.0%
(1) Includes loan assets of consolidated VIEs and excludes specific and general allowance for loan losses.

The table below presents information on our sales of originated SBA loans.

(in thousands)	Proceeds Received for Sale of Guaranteed Portion of Loans	UPB Sold	Net Proceeds	Weighted Average Sales Premium (1)
Q1 2021	$41,197	$36,496	$4,701	12.9%
Q2 2021	115,999	102,517	13,482	13.2
Q3 2021	122,568	109,203	13,365	12.2
Q4 2021	93,818	84,146	9,672	11.5
Q1 2022	67,257	60,323	6,934	11.5
Q2 2022	109,287	99,827	9,460	9.5
Q3 2022	105,351	97,025	8,326	8.6
Q4 2022	109,874	101,956	7,918	7.8
Q1 2023	81,315	74,252	7,063	9.5
Q2 2023	106,825	97,879	8,946	9.1
Q3 2023	98,868	90,965	7,903	8.7
Q4 2023	107,273	98,525	8,748	8.9
Total	$1,159,632	$1,053,114	$106,518	10.1%
(1) Weighted average sales premiums are net after sharing any premiums above 10% with the SBA

The table below presents our securitization activities on the unguaranteed retained portion of our SBA Section 7(a) Program loans.

					December 31, 2023
(in millions)	Asset Class	Issuance	Bonds Issued	Weighted Average Debt Cost	Outstanding Balance
RCLT 2015-1	SBA 7(a) Loans	June 2015	$189.5	Lesser of L + 125 bps or Prime - 150 bps	$—
RCLT 2019-2	SBA 7(a) Loans	December 2019	131.0	SOFR + 250 bps	32.2
RCLT 2023-3	SBA 7(a) Loans	July 2023	132.0	Lesser of 30 day Avg SOFR or Prime + 0.07%	121.5

In addition, we actively participated in the Paycheck Protection Program (the “PPP”) through the Treasury and SBA prior to its termination in May 2021. PPP loans have: (a) an interest rate of 1.0%, (b) a five-year loan term to maturity for loans made on or after June 5, 2020 (loans made prior to June 5, 2020 have a two-year term, however, borrowers and lenders may mutually agree to extend the maturity for such loans to five years); and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA guaranteed 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, was eligible to be reduced by the loan forgiveness amount under the PPP. These loans also earned an origination fee of 1% to 5%, depending on the loan size.

FINANCING STRATEGY

We use prudent leverage to increase potential returns to our stockholders. We finance the loans we originate primarily through securitization transactions, as well through other borrowings.

Waterfall’s extensive experience in securitization strategies across asset classes has enabled us to complete several securitizations of LMM and SBA Section 7(a) Program loan assets since January 2011. LMM securitization structures are non-recourse and typically provide debt equal to 50% to 90% of the cost basis of the assets. Non-performing LMM ABS involve liquidating trusts with liquidation proceeds used to repay senior debt. Performing LMM ABS involve longer-duration trusts with principal and interest collections allocated to senior debt and losses on liquidated loans to equity and subordinate tranches. Our strategy includes continuing to finance our assets through the securitization market, which will allow us to match fund the LMM loans pledged as collateral in an effort to secure these securitizations on a long-term non-recourse basis.

We anticipate using other borrowings as part of our financing strategy, including re-securitizations, repurchase agreements, warehouse facilities, bank credit facilities (including term loans and revolving facilities), and equity and debt issuances.

Our financing agreements require us to maintain a debt-to-equity leverage ratio at certain levels. The amount of leverage we may employ for particular assets will depend upon the availability of particular types of financing and Waterfall's assessment of the credit, liquidity, price volatility and other risks of those assets and financing counterparties. We currently target a total debt-to-equity leverage ratio between 4:1 to 4.5:1 and a recourse debt-to-equity leverage ratio between 1:1 to 1.5:1. We believe that these target leverage ratios are conservative for these asset classes and exemplify the conservative levels of borrowings we intend to use over time. We intend to use leverage for the primary purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. We may, however, be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements that we may enter into in the future, and we may be subject to margin calls as a result of its financing activity.

As of December 31, 2023, we had a total leverage ratio of 3.3x and recourse leverage ratio of 0.8x. Our operating segments have different levels of recourse debt according to the differentiated nature of each segment. Our LMM Commercial Real Estate and Small Business Lending segments have recourse leverage ratios of  0.3x and 0.6x, respectively. The remaining recourse leverage ratio is from our corporate debt offerings.

HEDGING STRATEGY

Subject to maintaining our qualification as a REIT, we may use derivative financial instruments (or hedging instruments), including interest rate swap agreements, interest rate cap agreements, options on interest rate swaps, or swaptions, financial futures, structured credit indices, and options in an effort to hedge the interest rate and credit spread risk associated with the financing of our portfolio. Specifically, we attempt to hedge our exposure to potential interest rate mismatches between the interest we earn on our assets and our borrowing costs caused by fluctuations in short-term interest rates, and we intend to hedge our LMM loan originations from the date the interest rate is locked until the loan is included in a securitization. We also use derivative instruments to limit our exposure to changes in currency rates in respect of certain investments denominated in foreign currencies.

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

COMPETITION

We compete with numerous regional and community banks, specialty-finance companies, savings and loan associations and other entities, and we expect that others may be organized in the future. Additional REITs and other institutions may increase competition for the available supply of LMM and SBA assets suitable for purchase, which may cause the price for such assets to rise. Additionally, greater originations and supply of LMM and SBA loans by our competitors may result in a reduction of interest rates on these loans. In the face of this competition, we expect Waterfall’s professionals and their industry expertise to provide us a competitive advantage in sourcing transactions and help us assess acquisition and origination risks and determine appropriate pricing for potential assets. Additionally, we believe that we are currently one of only a handful of active market participants in the secondary LMM loan market. Due to the special servicing expertise needed to effectively manage these assets, the small size of each loan, the uniqueness of the real properties that collateralize the loans and the need to bring residential mortgage credit analysis into the underwriting process, we expect a restrained competitive demand for these assets. We seek to manage credit risk through our loan-level pre-origination or pre-acquisition due diligence and underwriting processes, which aims to mitigate the amount of potential realized losses. However, we may not be able to achieve our business goals or expectations due to competitive risks. For additional information concerning these competitive risks, see “Item 1A - Risk Factors – Risks Related to Our Business – New entrants in the market” for risks related to LMM loans that could adversely impact our ability to acquire loans at attractive prices and originate LMM loans at attractive risk-adjusted returns.

CORPORATE GOVERNANCE

Our Board has adopted guidelines which addresses processes and procedures used to manage company affairs and includes the structure and balance of power between management and the Board. These Corporate Governance Guidelines include the composition of our Board, its functions and responsibilities, its standing committees, director qualification standards, access to management and independent advisors, director compensation, management succession, director orientation and continuing education and the annual performance evaluation and review of our Board and committees. In accordance with NYSE’s independence standards, a majority of the directors serving on our Board are independent. The Audit, Nominating and Corporate Governance and Compensation Committees of our Board are composed exclusively of independent directors.

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

HUMAN CAPITAL MANAGEMENT

We are managed by Waterfall pursuant to the management agreement. Our Chief Financial Officer, Chief Operating Officer and Chief Credit Officer are dedicated exclusively to us, along with several of Waterfall’s accounting professionals and an information technology professional who are also dedicated primarily to us. We or Waterfall may in the future hire additional personnel that may be dedicated to our business. Waterfall is not obligated under the management agreement to dedicate any of its personnel exclusively to our business, other than our Chief Financial Officer and an accounting professional, nor is it or its personnel obligated to dedicate any specific portion of its or their time to our business. Accordingly, with the exception of our Chief Financial Officer, Chief Operating Officer and Chief Credit Officer, our executive officers are not required to devote any specific amount of time to our business. We are responsible for the costs of our own employees. In our recruitment efforts, we strive to have a diverse group of candidates to consider for roles and aim to both attract and retain exceptionally skilled employees though a culture designed to foster and encourage performance, integrity, and inclusion. Waterfall and our Company invest heavily in developing and supporting our employees throughout their careers and are committed to ensuring that they are engaged both professionally and socially as we believe our people are the foundation of our success. We encourage the professional development of our employees through regular in-person trainings and online learning resources and strive to maintain a work environment that fosters professionalism, high standards of business ethics, teamwork and cooperation. As of December 31, 2023, the Company had 374 full-time employees, excluding employees related to our discontinued operations. The majority of our Company’s employees are employed by our Company’s subsidiaries. We do not have, or expect to have, our own employees, as our management team is designated by Waterfall. Our corporate headquarters are located at 1251 Avenue of the Americas, 50th Floor, New York, NY 10020, and our telephone number is (212) 257-4600.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below are the name, age, positions with our Company and Waterfall and certain biographical information for our executive officers and other key personnel.

Thomas E. Capasse, 66 is our Chairman of the Board, Chief Executive Officer and Chief Investment Officer. He is a Manager and co-founder of Waterfall. Prior to founding Waterfall, Mr. Capasse managed the principal finance groups at Greenwich Capital from 1995 until 1997, Nomura Securities from 1997 until 2001, and Macquarie Securities from 2001 until 2004. Mr. Capasse has significant and long-standing experience in the securitization market as a founding member of Merrill Lynch’s ABS Group (1983 – 1994) with a focus on MBS transactions (including the initial Subprime Mortgage and Manufactured Housing ABS) and experience in many other ABS sectors. Mr. Capasse began his career as a fixed income analyst at Dean Witter and Bank of Boston. Mr. Capasse received a Bachelor of Arts degree in Economics from Bowdoin College in 1979.

Jack J. Ross, 66 is our President and a member of our Board. He is a Manager and co-founder of Waterfall. Prior to founding Waterfall in January 2005, Mr. Ross was the founder of Licent Capital, a specialty broker/dealer for intellectual property securitization. From 1987 until 1999, Mr. Ross was employed by Merrill Lynch where he managed the real estate finance and ABS groups. Mr. Ross began his career at Drexel Burnham Lambert where he worked on several of the early ABS transactions and at Laventhol & Horwath where he served as a senior auditor. Mr. Ross received a Master of Business Administration degree in Finance with distinction from the University of Pennsylvania’s Wharton School of Business in 1984 and a Bachelor of Science degree in Accounting, cum laude, from the State University of New York at Buffalo in 1978.

Andrew Ahlborn, 40 is our Chief Financial Officer. Mr. Ahlborn joined Waterfall in 2010 and was previously our Controller. Prior to joining Waterfall, he worked in Ernst & Young, LLP's Financial Services Office. Mr. Ahlborn received a Bachelor of Science degree in Accounting from Fordham University's Gabelli School of Business and a Master of Business Administration through Columbia Business School. He is a licensed Certified Public Accountant in New York.

Gary T. Taylor, 64 is our Chief Operating Officer. Prior to joining our Company, Mr. Taylor served as President and Chief Operating Officer of Newtek Business Credit from May 2015 to March 2019. From 2013 to 2015, Mr. Taylor was Managing Director at Brevet Capital Management, and before that he was Chief Operating Officer of CIT Small Business Lending from 2007 to 2013. Earlier in his career, Mr. Taylor held numerous roles within the financial services industry including Lehman Brothers, Moody's Investor Service, AT&T Capital Corporation, Resolution Trust Corporation, First Chicago Bank & Trust, and Chase Manhattan Bank. Mr. Taylor received a Bachelor of Science degree, with Honors, in Business from Florida A&M University.

Adam Zausmer, 46 is our Chief Credit Officer. Prior to joining Waterfall in 2013, Mr, Zausmer was a Senior Underwriter with JPMorgan Chase’s Commercial Term Lending business. Prior to JPMorgan Chase, he was a Vice President on the Credit Risk Management team at Credit Suisse. Mr. Zausmer began his career as a Management Associate within Citigroup’s Global Shared Services division and transitioned to the Residential Real Estate business as a Senior Credit Risk Analyst. Mr. Zausmer received a Bachelor of Science degree in Business Administration from the University of Buffalo in 1999 and a Master of Science degree in Real Estate from New York University in 2007.

RECENT DEVELOPMENTS

In the fourth quarter of 2023, the Board approved a plan to strategically shift the Company’s core focus to LMM commercial real estate lending and government backed small business loans, which contemplates the disposition of assets and liabilities of the Company’s residential mortgage banking activities. Accordingly, as of December 31, 2023, the Residential Mortgage Banking segment met the criteria to be classified as held for sale on the consolidated balance sheets, presented as discontinued operations on the consolidated statements of income, and excluded from continuing operations for all periods presented in this annual report on Form 10-K. We expect to consummate this transaction in the first half of 2024. As of the date of this annual report on Form 10-K, we have not entered into any definitive agreement with any potential purchaser and there can be no assurance that we will enter into such an agreement in the future or that the contemplated transaction will be completed.

AVAILABLE INFORMATION

We maintain a website at www.readycapital.com and will make available, free of charge, on our website (a) our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (collectively, “Company Documents”) filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) our Corporate Governance Guidelines, (c) our Director Independence Standards, (d) our Code of Conduct and Ethics and (e) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board. Company Documents filed with, or furnished to, the SEC are also available for review and copying by the public at the SEC’s website at www.sec.gov. We provide copies of our Corporate Governance Guidelines and Code of Conduct and Ethics, free of charge, to stockholders who request such documents. Requests should be directed to Jacques Cornet, ICR, Inc., at 685 Third Avenue, 2nd Floor, New York, NY 10017.

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

Risks Related to Our Business

Difficult conditions in the mortgage, residential and commercial real estate markets, or in the financial markets and the economy generally, including market volatility, inflation, the effects of COVID-19 and geopolitical tensions, may cause us to experience market losses related to our holdings, and there is no assurance that these conditions will improve in the near future.

Our results of operations are materially affected by conditions in the mortgage market, the residential and commercial real estate markets, the financial markets and the economy generally. Difficult market conditions, as well as inflation, energy costs, geopolitical issues, health epidemics and outbreaks of contagious diseases, such as the outbreak of COVID-19, unemployment and the availability and cost of credit, can contribute to increased volatility and diminished expectations for the economy and markets. The U.S. mortgage market has been severely affected by changes in the lending landscape and has experienced defaults, credit losses and significant liquidity concerns, and there is no assurance that these conditions have fully stabilized or that existing conditions will not worsen. Disruptions in mortgage markets negatively impact new demand for real estate. Further, disruptions in the broader financial markets, including the occurrence of unforeseen or catastrophic events such as the effects of COVID-19 or other widespread health emergencies, geopolitical tensions or terrorist attacks, could adversely affect our business and operations. Any such disruption could adversely impact our ability to raise capital, cause increases in borrower defaults and decreases in the value of our assets, cause continued interest rate volatility and movements that could make obtaining financing or refinancing our debt obligations more challenging or more expensive, and could lead to operational difficulties that could impair our ability to manage our business. A deterioration of the LMM or LMM ABS markets or the broader financial markets may cause us to experience losses related to our assets and to sell assets at a loss. Our profitability may be materially adversely affected if we are unable to obtain cost effective financing. A continuation or increase in the volatility and deterioration in the LMM and LMM ABS markets as well as the broader financial markets may adversely affect the performance and fair market values of our LMM loan and LMM ABS assets and may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

Inflation in the U.S. is expected to continue at an elevated level in the near- to medium-term, which may have an adverse impact on the valuation of our investments.

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

We anticipate a significant portion of our investments will be in the form of LMM loans that are subject to risks, such as credit risk.

A loan is considered to be performing if the borrower is current on all contractual payments due for principal and interest during the most recent 90 days. We consider a loan to be non-performing if the borrower does not meet the criteria of a performing loan. Non-performing LMM loans are subject to increased risks of credit loss for a variety of reasons, including, the underlying property is too highly-leveraged or the borrower has experienced financial distress. Non-performing LMM loans may require a substantial amount of workout negotiations and/or restructuring, which may divert our attention from other activities and entail, among other things, a substantial reduction in the interest rate or capitalization of past due interest. However, even if restructurings are successfully accomplished, risks still exist that borrowers will not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity. Additional risks inherent in the acquisition of non-performing LMM loans include undisclosed claims, undisclosed tax liens that may have priority, higher legal costs and greater difficulties in determining the value of the underlying property.

As of December 31, 2023, the average loan-to-value (“LTV”) on the originated portfolio was 66.4%. The weighted average LTV of our acquired loans was 56.1% as of December 31, 2023. LTV is calculated by dividing the current UPB by the most recent collateral value received. The most recent value for performing loans is often the third-party as-is valuation utilized during the original underwriting process. If such LMM loans with higher LTV ratios become delinquent, we may experience greater credit losses compared to lower-leveraged properties. Additional risks inherent in the acquisition of delinquent LMM loans include undisclosed claims, undisclosed tax liens that may have priority, higher legal costs and greater difficulties in determining the value of the underlying property.

Disruptions in the financial and banking sectors may adversely impact our access to capital and our cost of borrowing, which could adversely affect us, our business or our results of operations.

We finance the acquisition of a significant portion of our commercial and residential mortgage loans, MBS and other assets with our repurchase agreements, credit facilities, and other financing agreements. Disruptions and uncertainty in the financial and banking sectors, including due to recent regional bank failures and decreased consumer confidence in the banking system, may hinder our ability to access capital on reasonable terms or at all. The U.S. and global financial and banking sectors have experienced periods of increased turmoil and volatility in the recent past and may experience similar periods of disruption in the future due to factors beyond our control. Such periods of increased turmoil and volatility may adversely impact liquidity in the financial markets and make financings less attractive or, in some cases, unavailable. If our financing counterparties become capital constrained, tighten their lending standards or become insolvent, they may be unable or unwilling to fulfill their commitments to us. Although our financing counterparties are primarily large national banks, a material disruption to the banking system and financial markets could result in liquidity issues across the sector, which could adversely impact our access to capital and our cost of borrowing and adversely affect us, our business or our results of operations.

The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets.

A portion of the LMM loans and ABS assets we own may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. Our real estate investments, including any properties acquired by us through foreclosure, are relatively illiquid and difficult to buy and sell quickly. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less value than the value at which we have previously recorded our assets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Our and Waterfall’s due diligence of potential LMM loans and ABS assets may not reveal all of the liabilities associated with and other combined weaknesses in such LMM loans and ABS assets, which could lead to investment losses.

Before making an investment, we and Waterfall calculate the level of risk associated with the LMM loan to be acquired or originated based on several factors which include the following: (i) a complete review of the seller’s data files, including data integrity, compliance review and custodial file review; (ii) rent rolls and other property operating data; (iii) personal credit reports of the borrower and owner and/or operator; (iv) property valuation review; (v) environmental review; and (vi) tax and title search. In making the assessment and otherwise conducting customary due diligence, we will employ standard documentation requirements and require appraisals prepared by local independent third-party appraisers. Additionally, we will seek to have sellers provide representations and warranties on LMM loans we acquire, and if we are unable to obtain representations and warranties, we will factor the increased risk into the price we pay for such loans. Despite our review process, there can be no assurance that our due diligence process will uncover all relevant facts or that any investment will be successful. Our financial condition and results of operations could be negatively impacted to the extent we rely on information that is misleading, inaccurate or incomplete.

The use of underwriting guideline exceptions in the LMM loan origination process may result in increased delinquencies and defaults.

Although LMM loan originators generally underwrite mortgage loans in accordance with their pre-determined loan underwriting guidelines, from time to time and in the ordinary course of business, originators, including the Company, will make exceptions to these guidelines. On a case-by-case basis, our underwriters may determine that a prospective borrower that does not strictly qualify under our underwriting guidelines warrants an underwriting exception, based upon compensating factors. Compensating factors may include, without limitations, a lower LTV ratio, a higher debt coverage ratio, experience as a real estate owner or investor, borrower net worth or liquidity, stable employment, longer length of time in business and length of time owning the property. Loans originated with exceptions may result in a higher number of delinquencies and defaults, which could have a material and adverse effect on our business, results of operations and financial condition.

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

It is possible that we may find it necessary or desirable to foreclose on certain  loans we acquire or originate, and the foreclosure process may be lengthy and expensive. Borrowers may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us including, without limitation, numerous lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action and force us into a modification of the  loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can sometimes take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process. Foreclosure may create a negative public perception of the related mortgaged property, resulting in a decrease in its value. Even if we are successful in foreclosing on an  loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the  loan, resulting in a loss to us. Furthermore, any costs or delays involved in the completion of a foreclosure of the  loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss. Any such reductions could materially and adversely affect the value of the commercial  loans in which we invest and, therefore, could have a material and adverse effect on our business, results of operations and financial condition.

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

The bankruptcy of our tenants may adversely affect the income generated by our properties. If one of our tenants files for bankruptcy, we generally cannot evict the tenant solely because of such bankruptcy. In addition, a bankruptcy court could authorize a bankrupt tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid and future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant would pay full amounts owed under the lease. Any shortfall resulting from the bankruptcy of one or more of our tenants could adversely affect our cash flow and results of operations.

Any mezzanine loan assets we may purchase or originate may involve greater risks of loss than senior loans secured by income-producing properties.

We may originate or acquire mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity or the assets of the entity may not be sufficient to satisfy its mezzanine loan. If a borrower defaults on any mezzanine loan we may purchase or originate, or debt senior to any such loan, or in the event of a borrower bankruptcy, such mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our initial expenditure. In addition, mezzanine loans may have higher LTV ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to any mezzanine loans we may purchase or originate would result in operating losses for us and may limit our ability to make distributions to our stockholders.

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

We are exposed to fluctuations in foreign currency exchange rates, particularly with respect to the Euro and the Pound Sterling (“GBP”). Any significant change in the value of the currencies of the countries in which we do business could have a material adverse effect on our business, financial condition and results of operations. For example, uncertainty surrounding the impact of the conflict between Russia and Ukraine, escalation of the conflict in the Middle East, elevated tension with China and changes in monetary policies have caused increased volatility in global currency exchange rates that have resulted in the strengthening of the U.S. dollar against the foreign currencies in which we conduct business. We currently hold, and may acquire in the future, investments that are denominated in GBP and EURs (including loans secured by assets located in the United Kingdom or Europe), as well as equity interests in real estate properties located in Europe. Our assets and liabilities denominated in GBP may be subject to increased risks related to these currency rate fluctuations and our net assets in U.S. dollar terms may decline. Currency volatility may mean that our assets and liabilities are adversely affected by market movements and may make it more difficult, or more expensive, for us to execute appropriate currency hedging policies.

The COVID-19 pandemic caused severe disruptions in the U.S. and global economy and a resurgence of COVID-19, or outbreaks of other highly infectious diseases, may have an adverse impact on our performance, financial condition and results of operations.

In March 2020, the World Health Organization publicly characterized the outbreak of COVID-19 as a global pandemic. The COVID-19 pandemic has caused, and may continue to cause, significant disruptions to the U.S. and global economy and cause significant volatility and negative pressure in the financial markets. During the early part of the pandemic, the U.S. and global economy came under severe pressure due to numerous factors, including measures taken by governing authorities to prevent the spread of COVID-19, such as instituting quarantines, restrictions on travel, school closures, bans on public events and on public gatherings, “shelter in place” or “stay at home” rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. Such restrictions have since been lifted, and the unprecedented global impact of the COVID-19 pandemic appears to have largely subsided. However, the negative impacts of COVID-19 on the U.S. and global economy were quite severe and caused, and may continue to cause, disruption in real estate financing transactions and the commercial real estate market.

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

Various bankruptcy legislation has been proposed that, among other provisions, could allow judges to modify the terms of residential mortgages in bankruptcy proceedings, could hinder the ability of the servicer to foreclose promptly on defaulted mortgage loans or permit limited assignee liability for certain violations in the mortgage loan origination process, any or all of which could adversely affect our business or result in us being held responsible for violations in the mortgage loan origination process even where we were not the originators of the loan. We do not know what impact this type of legislation, which has been primarily, if not entirely, focused on residential mortgage originations, would have on the LMM loan market. We are unable to predict whether United States federal, state or local authorities, or other pertinent bodies, will enact legislation, laws, rules, regulations, handbooks, guidelines or similar provisions that will affect our business or require changes in our practices in the future, and any such changes could materially and adversely affect our cost of doing business and profitability.

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

Loans to small businesses involve a high degree of business and financial risk, which can result in substantial losses that would adversely affect our business, results of operations and financial condition.

Our operations and activities include loans to small, privately owned businesses to purchase real estate used in their operations or by investors seeking to acquire small multi-family, office, retail, mixed use or warehouse properties. Additionally, LMM loans are also often accompanied by personal guarantees. Often, there is little or no publicly available information about these businesses. Accordingly, we must rely on our own due diligence to obtain information in connection with our investment decisions. Our borrowers may not meet net income, cash flow and other coverage tests typically imposed by banks. A borrower’s ability to repay its loan may be adversely impacted by numerous factors, including a downturn in its industry or other negative local or more general economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan. In addition, small businesses typically depend on the management talents and efforts of one person or a small group of people for their success. The loss of services of one or more of these persons could have a material and adverse impact on the operations of the small business. Small companies are typically more vulnerable to customer preferences, market conditions and economic downturns and often need additional capital to expand or compete. These factors may have an impact on loans involving such businesses. Loans to small businesses, therefore, involve a high degree of business and financial risk, which can result in substantial losses.

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

We are an approved Freddie Mac seller/servicer. As an approved seller/servicer, we are required to conduct certain aspects of our operations in accordance with applicable policies and guidelines published by Freddie Mac and we are required to pledge a certain amount of cash to Freddie Mac to collateralize potential obligations to it. Freddie Mac performed an audit during 2023 and as a result of that audit, ReadyCap Commercial and Red Stone received an overall assessment of Satisfactory. Failure to maintain our status as an approved seller/servicer would mean we would not be able to sell mortgage loans to Freddie Mac, could result in us being required to re-purchase loans previously sold to Freddie Mac, or could otherwise restrict our business and investment options and could harm our business and expose us to losses or other claims. Freddie Mac may, in the future, require us to hold additional capital or pledge additional cash or assets in order to maintain approved seller/servicer status, which, if required, would adversely impact our financial results. Loans sold to Freddie Mac that may be required to be re-purchased as of December 31, 2023 included 69 loans with a combined unpaid principal balance of $226.3 million.

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

The assets acquired from the Mosaic Funds and Broadmark in the Mosaic Mergers and the Broadmark Merger, respectively, consisted in large part of construction loans. Construction loans are subject to additional risks as compared to loans secured by existing structures or land. Of the loans we held as of December 31, 2023, 8.9% were more than 60 days delinquent and 38.8% of those loans were acquired as a result of the Mosaic Mergers and the Broadmark Merger. Construction budgets may be unrealistic or unforeseen variables may arise, prolonging the development and increasing the costs of the construction project, which may delay the borrower’s ability to sell or rent the finished property, which would be the source of funds for repayment of the loan. While we expect to have reasonable procedures in place to manage construction funding loans, there can be no certainty that we will not suffer losses on construction loans. In addition, if a builder fails to complete a project, we may be required to complete the project. Any such default could result in a substantial increase in costs in excess of the original budget and delays in completion of the project.

If Waterfall underestimates the credit analysis and the expected risk-adjusted return relative to other comparable investment opportunities, we may experience losses.

Waterfall values our LMM loan and LMM ABS investments based on an initial credit analysis and the investment’s expected risk-adjusted return relative to other comparable investment opportunities available to us, taking into account estimated future losses on the mortgage loans, and the estimated impact of these losses on expected future cash flows. Waterfall’s loss estimates may not prove accurate, as actual results may vary from estimates. In the event that Waterfall underestimates the losses relative to the price we pay for a particular LMM or LMM ABS investment, we may experience losses with respect to such investment.

Waterfall utilizes analytical models and data in connection with the valuation of our LMM loans and LMM ABS, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

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

Most mortgage loans and securitizations of mortgage loans require a servicer to manage collections for each of the underlying loans. Performing LMM loans (either loans purchased with historical activity, i.e., not originated, purchased in the secondary market or ReadyCap Commercial originations) will be securitized with us retaining the subordinate tranches. Non-performing LMM loans are serviced either through an approved LMM primary servicer providing both primary and special servicing or providing only primary servicing with special servicing contracted to smaller regionally-focused LMM operators and servicers. Servicers’ responsibilities include providing collection activities, loan workouts, modifications and refinancings, foreclosures, short sales, sales of foreclosed real estate and financings to facilitate such sales. Both default frequency and default severity of loans may depend upon the quality of the servicer. If a servicer is not vigilant in encouraging the borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If a servicer takes longer to liquidate non-performing assets, loss severities may be higher than originally anticipated. Higher loss severity may also be caused by less competent dispositions of real estate owned properties.

We will seek to increase the value of non-performing loans through special servicing activities that will be performed by our participating special servicers. Servicer quality is of prime importance in the default performance of LMM loans and LMM ABS assets. Should we have to transfer loan servicing to another servicer, the transfer of loans to a new servicer could result in more loans becoming delinquent because of confusion or lack of attention. Servicing transfers involve notifying borrowers to remit payments to the new servicer, and these transfers could result in misdirected notices, misapplied payments, data input errors and other problems. Industry experience indicates that mortgage loan delinquencies and defaults are likely to temporarily increase during the transition to a new servicer and immediately following the servicing transfer. Further, when loan servicing is transferred, loan servicing fees may increase, which may have an adverse effect on the credit support of assets held by us.

Effectively servicing our portfolio of LMM loans is critical to our success, particularly given our strategy of maximizing the value of our portfolio with our loan modifications, loss mitigation, restructuring and other special servicing activities, and therefore, if one of our servicers fails to effectively service the portfolio of mortgage loans, it could have a material and adverse effect on our business, results of operations and financial condition.

The bankruptcy of a third-party servicer would adversely affect our business, results of operations and financial condition.

Depending on the provisions of the agreement with the servicer of any of our LMM loans, the servicer may be allowed to commingle collections on the mortgage loans owned by us with its own funds for certain periods of time (usually a few business days) after the servicer receives them. In the event of a bankruptcy of a servicer, we may not have a perfected interest in any collections on the mortgage loans owned by us that are in that servicer’s possession at the time of the commencement of the bankruptcy case. The servicer may not be required to turn over to us any collections on mortgage loans that are in its possession at the time it goes into bankruptcy. To the extent that a servicer has commingled collections on mortgage loans with its own funds, we may be required to return to that servicer as preferential transfers all payments received on the mortgage loans during a period of up to one year prior to that servicer’s bankruptcy.

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

New entrants in the market for LMM loan acquisitions and originations could adversely impact our ability to acquire LMM loans at attractive prices and originate LMM loans at attractive risk-adjusted returns.

Although we believe that we are currently one of only a handful of active market participants in the secondary LMM loan market, new entrants in this market could adversely impact our ability to acquire and originate LMM loans at attractive prices. In acquiring and originating our target assets, we may compete with numerous regional and community banks, specialty finance companies, savings and loan associations, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders and other entities, and we expect that others may be organized in the future. The effect of the existence of additional REITs and other institutions may be increased competition for the available supply of LMM assets suitable for purchase, which may cause the price for such assets to rise, which may limit our ability to generate desired returns. Additionally, origination of LMM loans by our competitors may increase the availability of LMM loans which may result in a reduction of interest rates on LMM loans. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of LMM loans and ABS assets and establish more relationships than us.

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

Our ability to achieve our investment objectives will depend on our ability to grow, which will depend, in turn, on Waterfall’s ability to identify, acquire, originate and invest in LMM loans and ABS assets that meet our investment criteria. Our ability to grow our business will depend in large part on our ability to expand our LMM loan origination activities. Any failure to effectively manage our future growth, including a failure to successfully expand our LMM loan origination activities could have a material and adverse effect on our business, financial condition and results of operations.

Declines in the fair market values of our assets may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

Our LMM loans held-for-sale and LMM ABS are carried at fair value and future mortgage related assets may also be carried at fair value. Accordingly, changes in the fair value of these assets may impact the results of our operations for the period in which such change in value occurs. The expectation of changes in real estate prices, which are beyond our control, is a major determinant of the value of LMM loans and LMM ABS.

Many of the assets in our portfolio are and will likely be LMM loans and LMM ABS that are not publicly traded. The fair value of assets that are not publicly traded may not be readily determinable. We value these assets quarterly at fair value, as determined in accordance with applicable accounting standards, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these assets existed.

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

Our investments may include subordinated tranches of ABS which are subordinated classes of securities in a structure of securities collateralized by a pool of assets consisting primarily of LMM loans and, accordingly, are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Additionally, estimated fair values of these subordinated interests tend to be more sensitive to changes in economic conditions than more senior securities. As a result, such subordinated interests generally are not actively traded and may not provide holders thereof with liquid investments.

In certain cases we may not control the special servicing of the mortgage loans included in the securities in which we may invest in, and in such cases, the special servicer may take actions that could adversely affect our interests.

With respect to the LMM ABS in which we expect to invest, overall control over the special servicing of the related underlying mortgage loans will be held by a directing certificate holder, which is appointed by the holders of the most subordinate class of securities in such series. When we acquire investment-grade classes of existing series of securities originally rated AAA, we will not have the right to appoint the directing certificate holder. In these cases, in connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests.

Any credit ratings assigned to our LMM loans and ABS assets will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.

Some of our LMM loan and ABS assets may be rated by Moody’s Investors Service, Standard & Poor’s, or Fitch Ratings (“Fitch”). Any credit ratings on our LMM loans and ABS assets are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. Rating agencies may assign a lower than expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our LMM loans and ABS assets in the future. In addition, we may acquire assets with no rating or with below investment grade ratings. If the rating agencies take adverse action with respect to the rating of our LMM loans and ABS assets or if our unrated assets are illiquid, the value of these LMM loans and ABS assets could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

The receivables underlying the ABS we may acquire are subject to credit risks, liquidity risks, interest rate risks, market risks, operations risks, structural risks and legal risks, which could result in losses to us.

We may acquire ABS securities, where the underlying pool of assets consists primarily of LMM loans. The structure of an ABS, and the terms of the investors’ interest in the underlying collateral, can vary widely depending on the type of collateral, the desires of investors and the use of credit enhancements. Individual transactions can differ markedly in both structure and execution. Important determinants of the risk associated with issuing or holding ABS include: (i) the relative seniority or subordination of the class of ABS held by an investor, (ii) the relative allocation of principal, and interest payments in the priorities by which such payments are made under the governing documents, (iii) the effect of credit losses on both the issuing vehicle and investors’ returns, (iv) whether the underlying collateral represents a fixed set of specific assets or accounts, (v) whether the underlying collateral assets are revolving or closed-end, (vi) the terms (including maturity of the ABS) under which any remaining balance in the accounts may revert to the issuing vehicle and (vii) the extent to which the entity that sold the underlying collateral to the issuing vehicle is obligated to provide support to the issuing vehicle or to investors. With respect to some types of ABS, the foregoing risks are more closely correlated with similar risks on corporate bonds of similar terms and maturities than with the performance of a pool of similar assets. In addition, certain ABS (particularly subordinated ABS) provide that the non-payment of interest thereon in cash will not constitute an event of default in certain circumstances, and the holders of such ABS will not have available to them any associated default remedies. Interest not paid in cash will generally be capitalized and added to the outstanding principal balance of the related security. Deferral of interest through such capitalization will reduce the yield on such ABS.

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

Downgrades of the U.S. government’s sovereign credit rating and uncertain political and financial market conditions may affect the terms or stability of securities issued or guaranteed by the U.S. federal government, which may increase our future borrowing costs and adversely affect our portfolio.

On August 1, 2023, Fitch downgraded the U.S. government’s sovereign credit rating to AA+, down one notch from its highest rating of AAA, citing the country’s growing debt obligations, deterioration in governance and political polarization. Concerns related to political turmoil, federal borrowing and the federal budget deficit have increased the possibility of future credit rating downgrades and economic slowdowns in the U.S. The recent downgrade by Fitch, and any future downgrades by Fitch or other ratings agencies, could affect the terms or stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio, and could result in our counterparties requiring additional collateral for our borrowings. Further, increased instability in political and financial market conditions could result in higher interest rates and a reduction in the availability of credit, increasing our borrowing costs. If we cannot acquire, make or sell government-guaranteed or other loans, we may generate less interest income and fewer origination fees, our ability to generate gains on sales of loans may decrease and our loan acquisitions, originations and results of operations may be adversely affected.

Increases in interest rates could adversely affect the demand for new LMM loans, the value of our LMM loans and ABS assets and the availability of our target assets, and they could cause our interest expense to increase, which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to our stockholders.

We may invest in LMM loans, LMM ABS and other real estate-related investments. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of our target assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause our target assets that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of our target assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and make distributions may be materially and adversely affected.

The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because we expect that our LMM loans and ABS assets generally will bear, on average, interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the fair market value of our net assets. Additionally, to the extent cash flows from LMM loans and ABS assets that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new LMM loans and ABS assets and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses. Fair market values of our LMM loans and ABS assets may decline without any general increase in interest rates for a number of reasons, such as increases or expected increases in defaults, or increases or expected increases in voluntary prepayments for those LMM loans and ABS assets that are subject to prepayment risk or widening of credit spreads.

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

Some of our LMM loans will have interest rate features that adjust over time, and any interest rate caps on these loans may reduce our income or cause it to suffer a loss during periods of rising interest rates.

Our floating rate mortgages are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a loan. Our borrowings, including our repurchase agreement and securitizations, are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our floating rate mortgage loans. This problem is magnified with respect to our floating rate mortgage loans that are not fully indexed. Further, some floating rate mortgage loans may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on floating rate mortgage loans than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates.

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

Because the assets we will hold and expect to acquire may experience periods of illiquidity, we may lose profits or be prevented from earning capital gains if we cannot sell LMM loans and ABS assets at an opportune time.

We bear the risk of being unable to dispose of our assets at advantageous times or in a timely manner because LMM loans and ABS assets generally experience periods of illiquidity, including the recent period of delinquencies and defaults with respect to residential mortgage loans. We believe that we are currently one of only a handful of active market participants in the secondary LMM loan market and the lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which may cause us to incur losses.

Our non-U.S. assets may subject us to the uncertainty of foreign laws and markets and currency rate exposure.

We have invested in, and in the future may originate, invest in or acquire non-U.S. assets. Investments in countries outside of the United States may subject us to risks of multiple and conflicting tax laws and regulations, and other laws and regulations that may make foreclosure and the exercise of other remedies in the case of default more difficult or costly compared to U.S. assets as well as political and economic instability abroad, any of which factors could adversely affect our receipt of returns on and distributions from these assets. In addition, such assets may be denominated in currencies other than U.S. dollars which would expose us to foreign currency risk.

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

We believe that certain of our subsidiaries qualify to be excluded from the definition of investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exception generally requires that at least 55% of such subsidiaries’ assets must be comprised of qualifying assets and at least 80% of their total assets must be comprised of qualifying assets and real estate-related assets under the 1940 Act. We will treat as qualifying assets for this purpose LMM loans and other mortgages, in each case meeting certain other qualifications based upon SEC staff no-action letters. Although SEC staff no-action letters have not specifically addressed the categorization of these types of assets, we will also treat as qualifying assets for this purpose bridge loans wholly-secured by first priority liens on real estate that provide interim financing to borrowers seeking short-term capital (with terms of generally up to three years), MBS representing ownership of an entire pool of mortgage loans, and real estate-owned properties that may be acquired in connection with mortgage loan foreclosures. We expect each of our subsidiaries relying on Section 3(c)(5)(C) may invest an additional 25% of its assets in either qualifying assets or in other types of mortgages, interests in MBS or other securitizations, securities of REITs, and other real estate-related assets. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC, or its staff, or if such guidance has not been published, on our own analyses to determine which assets are qualifying real estate assets and real estate-related assets. To the extent that the SEC, or its staff, publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. Although we intend to monitor our portfolio periodically and prior to each investment acquisition, there can be no assurance that we will be able to maintain an exclusion for these subsidiaries. In addition, we may be limited in our ability to make certain investments and these limitations could result in the subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

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

Our ability to acquire and originate LMM loans and manage any related interest rate risks and credit risks is critical to our success and is highly dependent upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. For example, we will rely on our proprietary database to track and maintain all loan performance and servicing activity data for loans in our portfolio. This data is used to manage the portfolio, track loan performance, develop and execute asset disposition strategies. In addition, this data is used to evaluate and price new investment opportunities. Some of these systems will be located at our facility and some will be maintained by third-party vendors. Any significant interruption in the availability and functionality of these systems could harm our business. In the event of a systems failure or interruption by our third-party vendors, we will have limited ability to affect the timing and success of systems restoration. If such interruptions continue for a prolonged period of time, it could have a material and adverse impact on our business, results of operations and financial condition.

Cybersecurity risk and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of the security, confidentiality, or integrity of our Company, employee, customer, or third-party confidential information and/or damage to our reputation or business relationships, any of which could negatively impact our financial results.

Our risk of a cyber incident or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The result of these incidents may include disrupted operations, misstated or unreliable financial data, disrupted market price of our common stock, misappropriation of assets, liability for stolen assets or information, increased cybersecurity protection and insurance cost, regulatory enforcement, litigation and damage to our relationships. These risks require continuous and likely increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technological capabilities, systems and processes to adequately address them and provide periodic training for our employees to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. Potential sources for disruption, damage or failure of our information technology systems include, without limitation, computer viruses, cyber incidents, human error, natural disasters and defects in design. In addition, we cannot be certain that our existing cyber insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss.

Additionally, due to the size and nature of our Company, we rely on third-party service providers for many aspects of our business. Notwithstanding our efforts to oversee and mitigate risks associated with our use of third-party service providers, we can provide no assurance that the networks and systems that our third-party vendors have established or use will be effective. As our reliance on technology has increased, so have the risks posed to both our information systems and those provided by third-party service providers. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Further, the SEC has recently adopted rules requiring public companies to disclose any material cybersecurity incident affecting them on a Current Report on Form 8-K within four business days of determining that such a material cybersecurity incident has occurred, and to disclose on an annual basis any material information regarding their cybersecurity risk management, strategy and governance. These new reporting requirements became effective on December 18, 2023. If we fail to comply with these new requirements, we could incur regulatory fines and our reputation, business, financial condition and results of operations could be harmed.

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

We are subject to Financial Accounting Standards Board (“FASB”) standards and interpretations that can result in significant accounting changes that could have a material and adverse impact on our results of operations and financial condition. Accounting rules for financial instruments, including the acquisition and sales or securitization of mortgage loans, investments in ABS, derivatives, investment consolidations and other aspects of our anticipated operations are highly complex and involve significant judgment and assumptions. For example, our estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our LMM loans, the likelihood of repayment in full at the maturity of a loan, potential for an LMM loan refinancing opportunity in the future and expected market discount rates for varying property types. These complexities could lead to a delay in the preparation of financial information and the delivery of this information to our stockholders.

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

ASC 326, Financial Instruments-Credit Losses, became effective for us on January 1, 2020 and replaced the “incurred loss” methodology previously required by accounting principles generally accepted in the United States of America (“GAAP”) with the CECL model. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is to be based on past events including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter.

The Company may be unable to integrate Broadmark’s business successfully and realize the anticipated synergies and other expected benefits of the Broadmark Merger on the anticipated timeframe or at all.

The Broadmark Merger involved the combination of two companies that previously operated as two independent public companies. The combined company has been required to devote significant management attention and resources to the integration of Broadmark’s business. The difficulties the Company may have encountered in the integration process, and may continue to encounter, include, but are not limited to, the following:

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

For all these reasons, you should be aware that it is possible that the integration process could result in the disruption of the Company’s ongoing business or inconsistencies in its operations, services, standards, controls, policies and procedures, any of which could adversely affect the Company’s ability to deliver investment returns to stockholders, to maintain relationships with its key stakeholders and employees, to achieve the anticipated benefits of the Broadmark Merger, or otherwise materially and adversely affect its business and financial results.

We may seek to sell one of our business segments in an effort to maximize shareholder value, which may adversely affect our Company, our reputation, our results of operations and financial position or our stock price.

We continue to evaluate opportunities to restructure our business in an effort to maximize shareholder value, which could include the divestiture of certain of our business segments. Divestitures are subject to numerous risks and uncertainties, including, among others:

●	the risk that a divestiture may not be completed in the expected time frame or at all;
●	disruption of our management’s attention from ongoing business operations due to a proposed or pending divestiture;
●	the acceptance of a less than favorable sales price or other terms of sale;
●	the potential loss of key personnel or operations;
●	adverse reactions from our borrowers, lenders or other counterparties, or those of the divested business segment;
●	the risk of litigation or other judicial or administrative proceedings arising from the divestiture; and
●	negative reactions from market analysts and adverse impacts on our stock price.

A divestiture could result in significant costs to us and is subject to numerous risks, including those listed above. We cannot provide any assurance that a sale of a business segment will be successful or will not harm our business, our reputation our results of operations and financial position or our stock price.

Risks Related to Our Relationship with Waterfall

We depend on Waterfall and its key personnel for our success. We may not find a suitable replacement for Waterfall if the management agreement is terminated, or if key personnel leave the employment of Waterfall or otherwise become unavailable to us.

We are dependent on Waterfall for our day-to-day management. Our Chief Financial Officer, Chief Operating Officer and Chief Credit Officer, who are employed by Waterfall, are dedicated exclusively to our business, along with several of Waterfall’s accounting professionals. In addition, Waterfall or our Company may in the future hire additional personnel that may be dedicated to our business. Waterfall is not obligated under the management agreement to dedicate any of its personnel exclusively to our business, other than our Chief Financial Officer and an accounting professional, nor is it or its personnel obligated to dedicate any specific portion of its or their time to our business. We will also be responsible for the costs of our own employees. However, with the exception of our subsidiaries, which employ their own personnel, we do not have and do not expect to have our own employees. Accordingly, we believe that our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the executive officers and key personnel of Waterfall. The executive officers and key personnel of Waterfall will evaluate, negotiate, structure, close and monitor our acquisitions of assets, and our success will depend on its continued service. The departure of any of the executive officers or key personnel of Waterfall could have a material adverse effect on our performance. In addition, we offer no assurance that Waterfall will remain our manager or that we will continue to have access to Waterfall’s principals and professionals. The current term of our management agreement runs through October 31, 2024 and, unless terminated in accordance with its terms, our management agreement will automatically renew for a successive one-year term on each anniversary thereafter. If the management agreement is terminated and no suitable replacement is found to manage the Company, we may not be able to execute our business plan.

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

We are subject to conflicts of interest arising out of our relationship with Waterfall and its affiliates. Our Chief Financial Officer, Chief Operating Officer and Chief Credit Officer are dedicated exclusively to us, along with several of Waterfall’s accounting professionals and an information technology professional. With the exception of our subsidiaries, which employ their own personnel, we do not have and do not expect to have our own employees. In addition, we expect that our Chief Executive Officer and Chief Investment Officer, President, portfolio managers and any other appropriate personnel of Waterfall will devote such portion of their time to our affairs as is necessary to enable us to effectively operate our business. Waterfall and our non-dedicated officers may have conflicts between their duties to us and their duties to, and interests in, Waterfall and its affiliates. Waterfall is not required to devote a specific amount of time or the services of any particular individual to our operations. Waterfall manages or provides services to other clients, and we may compete with these other clients for Waterfall’s resources and support. The ability of Waterfall and its officers and personnel to engage in other business activities may reduce the time they spend advising us.

There may also be conflicts in allocating assets that are suitable for us and other clients of Waterfall and its affiliates. Waterfall manages a series of funds and a limited number of separate accounts, which focus on a range of ABS and other credit strategies. None of these other funds or separate accounts focus on LMM loans as their primary business strategy.

To address certain potential conflicts arising from our relationship with Waterfall or its affiliates, Waterfall has agreed in a side letter agreement with us that, for so long as the management agreement is in effect, neither it nor any of its affiliates will (i) sponsor or manage any additional investment vehicle where we do not participate as an investor whose primary investment strategy will involve LMM mortgage loans, unless Waterfall obtains the prior approval of a majority of our Board (including a majority of our independent directors), or (ii) acquire a portfolio of assets, a majority of which (by value or UPB) are LMM mortgage loans on behalf of another investment vehicle (other than acquisitions of LMM ABS), unless we are first offered the investment opportunity and a majority of our Board (including a majority of our independent directors) decide not to acquire such assets.

The side letter agreement does not cover LMM ABS acquired in the market and non-real estate secured loans and we may compete with other existing clients of Waterfall and its affiliates, other funds managed by Waterfall that focus on a range of ABS and other credit strategies and separately managed accounts, and future clients of Waterfall and its affiliates in acquiring LMM ABS, non-real estate secured loans and portfolios of assets less than a majority of which (by value or UPB) are LMM loans, and in acquiring other target assets that do not involve LMM loans.

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

Our Board will not approve each investment and financing decision made by Waterfall unless required by our investment guidelines.

We have authorized Waterfall to follow broad investment guidelines established by our Board. Our Board periodically reviews our investment guidelines and investment portfolio but does not, and is not required to, review all of our proposed investments. These investment guidelines may be changed from time to time by our Board without the approval of our stockholders. To the extent that our Board approves material changes to the investment guidelines, we will inform our stockholders of such changes through disclosure in our periodic reports and other filings required under the Exchange Act.

In addition, in conducting its periodic reviews, our Board may rely primarily on information provided to them by Waterfall. Furthermore, Waterfall may use complex strategies, and transactions entered into may be costly, difficult or impossible to unwind by the time they are reviewed by our Board. Accordingly, Waterfall will have great latitude in determining the types and amounts of target assets it may decide are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results.

Risks Related to Our Residential Mortgage Lending Business

Interest rate mismatches between our floating rate mortgages and our borrowings used to fund our purchases of these assets may cause us to suffer losses.

We will likely fund our residential mortgage loans with borrowings that have interest rates that adjust more frequently than the interest rate indices and repricing terms of floating rate mortgage loans. Accordingly, if short-term interest rates increase, our borrowing costs may increase faster than the interest rates on our floating rate mortgage loans adjust. As a result, in a period of rising interest rates, we could experience a decrease in net income or a net loss.

In most cases, the interest rate indices and repricing terms of floating rate mortgage loans and our borrowings are not identical, thereby potentially creating an interest rate mismatch between our investments and our borrowings. While the historical spread between relevant short-term interest rate indices has been relatively stable, there have been periods when the spread between these indices was volatile. During periods of changing interest rates, these interest rate index mismatches could reduce our net income or produce a net loss, and adversely affect the level of our dividends and the market price of our common stock.

In addition, floating rate mortgage loans are typically subject to lifetime interest rate caps that limit the amount an interest rate can increase through the maturity of the floating rate mortgage loans. However, our borrowings under repurchase agreements typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps could limit the interest rates on these types of assets. This problem is magnified for floating rate mortgage loans that are not fully indexed. Further, some floating rate mortgage loans may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less income on these types of assets than we need to pay interest on our related borrowings. These factors could reduce our net interest income and cause us to suffer a loss during periods of rising interest rates.

We may be subject to liability in connection with our residential mortgage loans for potential violations of consumer protection laws and regulations.

Federal consumer protection laws and regulations have been enacted and promulgated that are designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. These laws and regulations include the  Ability to Repay/Qualified Mortgage Rule ("ATR/QM Rule") of the Consumer Financial Protection Bureau (“CFPB”) under Regulation Z and Mortgage Servicing Rules under Regulation X and Regulation Z. In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators. For example, the federal Home Ownership and Equity Protection Act of 1994 prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases may impose restrictions and requirements greater than those in place under federal laws and regulations. In addition, under the anti-predatory lending laws of some states, the origination of certain residential mortgage loans, including loans that are not classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the borrower. This test, as well as certain standards set forth in the ATR/QM Rule, may be highly subjective and open to interpretation. As a result, a court may determine that a residential mortgage loan did not meet the standard or test even if the originator reasonably believed such standard or test had been satisfied.

Mortgage loans also are subject to various other federal laws, including, among others:

●	the Equal Credit Opportunity Act of 1974, as amended, and Regulation B promulgated thereunder, which prohibit discrimination on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act of 1968, as amended, in the extension of credit;

●	the Truth in Lending Act, as amended (“TILA”) and Regulation Z promulgated thereunder, which both require certain disclosures to the mortgagors regarding the terms of residential loans;

●	the Real Estate Settlement Procedures Act, as amended (“RESPA”) and Regulation X promulgated thereunder, which (among other things) prohibit the payment of referral fees for real estate settlement services (including mortgage lending and brokerage services) and regulate escrow accounts for taxes and insurance and billing inquiries made by mortgagors;

●	the Americans with Disabilities Act of 1990, as amended, which, among other things, prohibits discrimination on the basis of disability in the full and equal enjoyment of the goods, services, facilities, privileges, advantages or accommodations of any place of public accommodation;

●	the Fair Credit Reporting Act of 1970, as amended, and Regulation V promulgated thereunder, which regulates the use and reporting of information related to the borrower’s credit history;

●	the Consumer Financial Protection Act, enacted as part of the Dodd-Frank Act, which (among other things) created the CFPB and gave it broad rulemaking, supervisory and enforcement jurisdiction over mortgage lenders and servicers, and proscribes any unfair, deceptive or abusive acts or practices in connection with any consumer financial product or service;

●	the Fair Debt Collection Practices Act, which prohibits a debt collector from using abusive, unfair or deceptive practices to collect debts;

●	the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, under which residential mortgage loan originators employed by financial institutions, must register with the Nationwide Mortgage Licensing System and Registry, obtain a unique identifier from the registry, and maintain their registration in order to originate residential mortgage loans;

●	the Home Equity Loan Consumer Protection Act of 1988, which requires additional disclosures and limits changes that may be made to the loan documents without the mortgagor’s consent, and restricts a mortgagee’s ability to declare a default or to suspend or reduce a mortgagor’s credit limit to certain enumerated events;

●	the Depository Institutions Deregulation and Monetary Control Act of 1980, which pre-empts certain state usury laws;

●	the Dodd-Frank Act, including as described above;

●	the Service Members Civil Relief Act, as amended, which provides relief to borrowers who enter into active military service or who were on reserve status but are called to active duty after the origination of their mortgage loans;

●	the Right to Financial Privacy Act, which, among other requirements, imposes a duty to maintain confidentiality of consumer financial records;

●	the Fair Housing Act of 1968, which, among other things, prohibits discrimination on the basis of race, religion, sex, disability, family status, and national origin;

●	the Home Mortgage Disclosure Act, which requires certain financial institutions to publicly disclose information about home mortgages; and

●	the Alternative Mortgage Transaction Parity Act of 1982, which pre-empts certain state lending laws which regulate alternative mortgage transactions.

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

GMFS is an approved Fannie Mae seller/servicer, Freddie Mac seller/servicer, Ginnie Mae issuer, HUD/ FHA mortgage, USDA approved originator, and VA lender. As an approved seller/servicer, GMFS is required to conduct certain aspects of its operations in accordance with applicable policies and guidelines published by these entities. Failure to maintain GMFS’s status as an approved seller/servicer would mean it would not be able to sell mortgage loans to these entities, could result in it being required to re-purchase loans previously sold to these entities, or could otherwise restrict our business and investment options and could harm our business and expose us to losses or other claims. Fannie Mae, Freddie Mac or these other entities may, in the future, require GMFS to hold additional capital or pledge additional cash or assets in order to maintain approved seller/servicer status, which, if required, would adversely impact our financial results.

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

As a result of alleged deficiencies in foreclosure practices, a number of servicers temporarily suspended foreclosure proceedings beginning in the second half of 2010 while they evaluated their foreclosure practices. In late 2010, a group of state attorneys general and state bank and mortgage regulators representing nearly all 50 states and the District of Columbia, along with the U.S. Department of Justice and HUD, began an investigation into foreclosure practices of banks and servicers. The investigations and lawsuits by several state attorneys general led to a settlement agreement in March 2012 with five of the nation’s largest banks, pursuant to which the banks agreed to pay more than $25 billion to settle claims relating to improper foreclosure practices. The settlement does not prohibit the states, the federal government, individuals or investors in residential MBS from pursuing additional actions against the banks and servicers in the future.

The integrity of the servicing and foreclosure processes are critical to the value of the residential mortgage loans and the residential MBS collateralized by residential mortgage loans in which we will invest, and our financial results could be adversely affected by deficiencies in the conduct of those processes. For example, delays in the foreclosure process that have resulted from investigations into improper servicing practices may adversely affect the values of, and our losses on, the residential mortgage loans we own or may originate or acquire. Foreclosure delays may also increase the administrative expenses of any securitization trusts that we may sponsor, thereby reducing the amount of funds available for distribution to our stockholders. In addition, the subordinate classes of securities issued by any such securitization trusts may continue to receive interest payments while the defaulted loans remain in the trusts, rather than absorbing the default losses. This may reduce the amount of credit support available for the senior classes we may own, thus possibly adversely affecting these securities.

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

In September 2008, the Federal Housing Finance Agency (“FHFA”) placed Fannie Mae and Freddie Mac in conservatorship and undertook the extraordinary dual role of supervisor and conservator. FHFA’s conservatorships are of unprecedented scope, scale, and complexity. While in conservatorship, Fannie Mae and Freddie Mac have required $187.5 billion in financial investment from the Treasury to avert insolvency, and, through the start of 2017, have paid to Treasury over $255 billion in dividends. Despite their high leverage, lack of capital, conservatorship status, and uncertain future, the combined Fannie Mae and Freddie Mac have grown in size during conservatorship and, according to FHFA, their combined market share of newly issued MBS is more than 65%. In mid-2017, their combined total assets were approximately $5.3 trillion and their combined debt exceeded $5 trillion. Although market conditions have improved and Fannie Mae and Freddie Mac have returned to profitability, their ability to sustain profitability in the future cannot be assured for a number of reasons: the winding down of their investment portfolios and reduction in net interest income; the level of guarantee fees they will be able to charge and keep; the future performance of their business segments; and the significant uncertainties involving key market drivers such as mortgage rates, homes prices, and credit standards. Fannie Mae and Freddie Mac were also required to eliminate their capital cushion by the end of 2018 and in any quarter in which they suffer a loss, will have to once again draw funds from Treasury to cover such losses. To address these challenges, a number of reform proposals have been introduced and suggested, but none have passed a congressional vote.

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

Risks Related to Financing and Hedging

We use leverage as part of our investment strategy, but we do not have a formal policy limiting the amount of debt we may incur. Our Board may change our leverage policy without stockholder consent.

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

We may use our existing credit facilities or repurchase agreements or, if we are successful in entering into definitive documentation in respect of our other potential financing facilities, other borrowings to finance the origination and/or acquisition of LMM loans until a sufficient quantity of eligible assets has been accumulated, at which time we would refinance these short-term facilities or repurchase agreements through the securitization market, which could include the creation of CMBS, collateralized debt obligations (“CDOs”), or the private placement of loan participations or other long-term financing. When we employ this strategy, we are subject to the risk that we would not be able to obtain, during the period that our short-term financing arrangements are available, a sufficient amount of eligible assets to maximize the efficiency of a CMBS, CDO or private placement issuance. We are also subject to the risk that we will not be able to obtain short-term financing arrangements or will not be able to renew any short-term financing arrangements after they expire should we find it necessary to extend such short-term financing arrangements to allow more time to obtain the necessary eligible assets for a long-term financing.

The inability to consummate securitizations of our portfolio to finance our LMM loan and ABS assets on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could have a material and adverse effect on our business, financial condition and results of operations.

Uncertainty regarding the expected discontinuance of the London interbank offered rate (“LIBOR”) and transition to alternative reference rates may adversely impact our borrowings and assets.

Per the United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, the most commonly used tenors (overnight and one, three, six and 12 months) ceased to be published and were no longer representative after June 30, 2023. LIBOR's administrator, the ICE Benchmark Administration Limited (“IBA”), indicated that IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. As such, all of our outstanding LIBOR-based borrowings and assets were converted to alternative interest rates. Many of our counterparties are now subject to regulatory guidance not to enter new LIBOR contracts except in limited circumstances.

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

Many of our debt and interest rate hedge agreements were previously linked to U.S. dollar LIBOR. Some of our debt and loan assets did not include robust fallback language that would facilitate replacing LIBOR with a clearly defined alternative reference rate after LIBOR’s discontinuation. Our counterparties may disagree with us about how to calculate or replace LIBOR.  Even when robust fallback language is included, there can be no assurance that the replacement rate plus any spread adjustment will be economically equivalent to LIBOR, which could result in a lower interest rate being paid to us on such assets. Modifications to any debt, loan assets, interest rate hedging transactions or other contracts to replace LIBOR with an alternative reference rate could result in adverse tax consequences.

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

In addition, any resulting differences in interest rate standards among our assets and our financing arrangements may result in interest rate mismatches between our assets and the borrowings used to fund such assets. Furthermore, the transition away from LIBOR may adversely impact our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments.  There is no guarantee that the transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and stock price.

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

Our existing financing arrangements, including our senior secured notes, corporate debt, and our future financing arrangements are or will be governed by a credit agreement, indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. We will bear the cost of issuing and servicing such credit facilities, arrangements or securities.

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

The change of control provisions in our senior secured notes, corporate debt and the related indentures could deter, delay or prevent an otherwise beneficial merger, acquisition, tender offer or other takeover attempt involving our Company.

The change of control provisions in our senior secured notes, corporate debt and related indentures could make it more difficult or more expensive for a third-party to acquire our Company. If a merger, acquisition, tender offer or other takeover attempt involving our Company by a third-party constitutes a change of control under the related indentures, we or ReadyCap Holdings, LLC (“ReadyCap Holdings”) may be required to offer to repurchase all of our senior secured notes and corporate debt. As a result, our obligations under our senior secured notes and corporate debt could increase the cost of acquiring our Company or otherwise discourage a third party from acquiring our Company.

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

In general, when we acquire an LMM loan or ABS asset, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect us from rising interest rates, because the borrowing costs are fixed for the duration of the fixed-rate portion of the related LMM loan or ABS asset.

However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results of operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the LMM loan or ABS asset would remain fixed. This situation may also cause the market value of our LMM loan or ABS asset to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

On December 7, 2012, the CFTC issued a no-action letter that provides mortgage REITs relief from such registration (the “No-Action Letter”), if they meet certain conditions and submit a claim for such no-action relief by email to the CFTC. We believe we will meet the conditions set forth in the No-Action Letter and we have filed our claim with the CFTC to perfect the use of the no-action relief from registration. However, if in the future we do not meet the conditions set forth in the No-Action Letter or the relief provided by the No-Action Letter becomes unavailable for any other reason and we are unable to obtain another exemption from registration, we may be required to reduce or eliminate our use of interest rate swaps or vary the manner in which we deploy interest rate swaps in our business and we or our directors may be required to register with the CFTC as CPOs and Waterfall may be required to register as a “commodity trading advisor” with the CFTC, which will require compliance with CFTC rules and subject us, our Board and Waterfall to regulation by the CFTC. In the event registration for our Company, our directors or Waterfall is required but is not obtained, we, our Board or Waterfall may be subject to fines, penalties and other civil or governmental actions or proceedings, any of which could have a material adverse effect on our business, financial condition and results of operations. The costs of compliance with the CFTC regulations, or the changes to our hedging strategy necessary to avoid their application, could have a material adverse effect on our business, financial condition and results of operations.

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

In order for us to qualify as a REIT, not more than 50% in value of our outstanding shares of stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after the first year for which we elect to qualify as a REIT. Additionally, at least 100 persons must beneficially own our stock during at least 335 days of a taxable year or during a proportionate part of a taxable year of less than twelve months (other than the first taxable year for which we elect to be taxed as a REIT). Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary or appropriate to preserve our qualification as a REIT. Our charter also provides that, unless exempted by our Board, no person may own more than 9.8% in value or in number, whichever is more restrictive, of the outstanding shares of our common stock, or 9.8% in value or in number, whichever is more restrictive, of the outstanding shares of all classes and series of our capital stock. Our Board may, in its sole discretion, subject to such conditions as it may determine and the receipt of certain representations and undertakings, prospectively or retroactively, waive the ownership limits or establish a different limit on ownership, or excepted holder limit, for a particular stockholder if the stockholder’s ownership in excess of the ownership limits would not result in us being “closely held” under Section 856(h) of the Code or otherwise failing to qualify as a REIT. These ownership limits could delay or prevent a transaction or a change in control of us that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders.

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

Prior to the REIT formation transactions, our operating partnership had accounted for its interest in certain LMM securitizations as an interest in a single debt instrument for U.S. federal income tax purposes. In connection with the REIT formation transactions, the predecessor to our operating partnership was treated as terminated for U.S. federal income tax purposes, and our operating partnership was treated as a new partnership that acquired the assets of such predecessor for U.S. federal income tax purposes. Beginning with such transactions, our operating partnership has properly accounted for our interests in these securitizations as interests in the underlying loans for U.S. federal income tax purposes. Since we did not have complete information regarding the tax basis of each of the loans held by our operating partnership at the time of the REIT formation transactions, our computation of taxable income with respect to these interests could be subject to adjustment by the IRS. If any such adjustment would be significant in amount, the resulting redetermination of our gross income for U.S. federal income tax purposes could cause us or Pre-Merger Sutherland to fail to satisfy the gross income tests, which could cause us to fail to qualify as a REIT. In addition, if any such adjustment resulted in an increase to our or Pre-Merger Sutherland's REIT taxable income, we could be required to pay a deficiency dividend in order to maintain our REIT qualification.

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

There may be tax consequences to any modifications to our hedging transactions and other contracts to replace references to LIBOR.

Many of our interest rate hedge agreements were linked to U.S. dollar LIBOR. We may have had to renegotiate such LIBOR-based instruments to replace references to LIBOR. Under applicable law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. Finalized Treasury Regulations, effective March 7, 2022, treat certain modifications that would have been taxable events under previous law as non-taxable events. The Treasury Regulations also permit REMICs to make certain modifications without losing REMIC qualification. The Treasury Regulations do not discuss REIT-specific issues of modifications to LIBOR-based instruments. We have attempted to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we were successful.

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

Certain provisions of the Maryland General Corporation Law (“MGCL”) may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:

●	“business combination" provisions of the MGCL that, subject to limitations, prohibit certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of our then outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, impose fair price and/or supermajority stockholder voting requirements on these combinations;

●	"control share" provisions of the MGCL that provide that a holder of "control shares" of a Maryland corporation (defined as shares which, when aggregated with all other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of issued and outstanding "control shares") has no voting rights with respect to such shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and personnel who are also directors; and

●	"unsolicited takeover" provisions of the MGCL that permit our Board, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not yet have.

As permitted by the MGCL, our Board has by resolution exempted from the "business combination" provision of the MGCL business combinations (1) between us and our affiliates and (2) between us and any other person, provided that such business combination is first approved by our Board (including a majority of our directors who are not affiliates or associates of such person). Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that these exemptions will not be amended or eliminated at any time in the future.

Our ability to issue additional shares of common and preferred stock may prevent a change in our control.

Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our Board may, without common stockholder approval, amend our charter to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have the authority to issue. As a result, our Board may establish a class or series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders.

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

General Risk Factors

Future offerings of debt or equity securities, which may rank senior to our common stock, may adversely affect the market price of our common stock.

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

To maintain our qualification as a REIT and generally not be subject to U.S. federal income tax, we intend to make regular quarterly distributions to holders of our common stock out of legally available funds. Our current policy is to distribute our net taxable income to our stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid corporate income tax. We expect to continue our current distribution practices in the future, but our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this annual report on Form 10-K. All distributions will be made at the discretion of our Board and will depend on our earnings, financial condition, debt covenants, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and other factors as our Board may deem relevant from time to time. We may not be able to make distributions in the future, and our Board may change our distribution policy in the future. We believe that a change in any one of the following factors, among others, could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:

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

As our financings mature, we will be required either to enter into new borrowings or sell certain of our assets. An increase in short-term interest rates at the time that we seek to enter into new borrowings would reduce the spread between the returns on our assets and the cost of our borrowings. This would adversely affect the returns on our assets, which might reduce earnings and, in turn, cash available for distribution to our stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We recognize the importance of implementing and maintaining robust cybersecurity measures designed to safeguard the confidentiality, integrity and availability of our data and systems. We seek to prevent or reduce risks by providing a prompt, effective, and skillful response to cybersecurity threats. As a critical component of our overall risk management process, we have adopted a framework that shares existing methodologies, reporting channels and governance processes to identify, assess, manage and report cybersecurity threats on an ongoing basis. This risk management process is led by our Incident Response Team (“IRT”), which is comprised of the Company’s Chief Technical Officer, Chief Financial Officer, Chief Executive Officer and Chief Investment Officer, General Counsel, and Head of Infrastructure, who is responsible for assessing and managing cybersecurity risks, subject to the oversight of our Board. In particular, our Head of Infrastructure is an experienced information technology professional with over 20 years of experience in the industry, including oversight of our cybersecurity department. Certain members of the IRT report to our Board on a quarterly basis regarding the external threat environment, steps taken by us to address and mitigate cybersecurity risks as well as updates on our readiness to prevent, detect, respond and recover from a potential cybersecurity incident (“Incident”).

In the event of an Incident, the IRT is authorized to take the appropriate steps deemed necessary to identify, assess, contain, mitigate, and resolve the Incident including by (a) maintaining (i) the Company’s Incident Response Plan in the event of an Incident, (ii) the Company’s Written Information Security Policy which governs information technology security policies, and (iii) the Company’s Business Continuity Plan designed to keep all major business systems in operation in the event of an Incident or other disaster (b) regularly monitoring all Company systems and user accounts for any suspected Incidents (c) performing quarterly audits on all Company systems and user accounts (d) and general cybersecurity awareness and data protection training for our employees. In addition, depending on the circumstances of an Incident, we may engage third parties such as insurance carriers, outside legal counsel, forensic investigators, crisis communications or public relations firms, investor relations firms and response vendors and we may coordinate with regulators or law enforcement. We also assess third party risks when determining the selection and oversight of applicable third-party service providers.

Increased cybersecurity risk due to the diversification of our data across external service providers and cyber Incidents may adversely affect our business by causing a disruption to our operations, compromise our confidential information and/or damage to our business relationships, all of which could negatively impact our financial results. As of the date of this Form 10-K, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our financial position, results of operations and/or business strategy. While we have not, as of the date of this Form 10-K, experienced a cybersecurity threat or Incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an Incident in the future where we may be unable to implement effective preventative measures in a timely manner.

Further discussion of the potential impacts on our business from cyber intrusions is provided in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Item 2. Properties

Our principal executive offices are located at 1251 Avenue of the Americas, 50th Floor, New York, New York 10020, in an office space leased by our Manager as part of our management agreement. We use the office of ReadyCap Lending located at 200 Connell Drive, Suite 4000, Berkeley Heights, New Jersey, 07922 and Knight Capital LLC, located at 110 Southeast 6th Street, Suite 700, Fort Lauderdale, FL 33301 for our Small Business Lending segment. We use the office of ReadyCap Commercial, LLC, located at 1320 Greenway Drive, Suite 560, Irving, Texas, 75038 and the three offices of Red Stone located at 666 Old Country Road, Suite 603, Garden City, New York, 11530, 350 Fifth Avenue, Suite 4830, New York, New York, 10118 and 750 Main Street, Suite 202, Mendota Heights, Minnesota, 55118 for our LMM Commercial Real Estate segment. We do not own any properties and lease the space we utilize for our offices and consider these facilities, which exclude properties related to our discontinued operations, to be adequate for the management and operations of our business.

Item 3. Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business.

On February 24, 2021, Sheila Baker and Merle W. Bundick purported shareholders of Anworth Mortgage Asset Corporation (“Anworth”), filed lawsuits in the California Superior Court, styled Baker v. McAdams, et al., No. 21STCV07569 (the “Baker Action”) and Bundick v. McAdams, et al., No. 21STCV07571 (the “Bundick Action”). On March 2, 2021, Benjamin Gigli, a purported shareholder of Anworth, also filed a lawsuit in California Superior Court, styled Gigli v. McAdams, et al., No. 21STCV08413 (the “Gigli Action,” and together with the Baker Action and the Bundick Action, the “Anworth Merger Actions”). The Anworth Merger Actions were filed against the former members of Anworth’s Board of Directors (the “Anworth Board”). The complaints in the Anworth Merger Actions assert that the Anworth Board breached their fiduciary duties by failing to properly consider acquisition proposals that were purportedly superior to the Anworth Merger, agreeing to purportedly unreasonable deal protections in connection with the Anworth Merger, and authorizing the issuance of the Form 424B3 filed on February 9, 2021, which allegedly contained materially misleading information. The Anworth Merger Actions seek, among other things, rescissory damages and an award of attorneys’ and experts’ fees. On May 26, 2021, the Anworth Merger Actions were consolidated and restyled In re Anworth Mortgage Asset Corporation Stockholder Litigation, Lead Case No. 21STCV07569. A consolidated amended complaint was filed by Sheila Baker, Merle W. Bundick, and Benjamin Gigli (together, the “Plaintiffs”) on June 14, 2021, and the California Superior Court denied Anworth’s Demurrer seeking to dismiss the consolidated amended complaint on December 2, 2021. The Anworth Board filed their answer on January 3, 2022.

On December 27, 2022, the parties notified the California Superior Court that they have reached an agreement in principle resolving this action. On June 30, 2023, the California Superior Court entered an Order granting preliminary approval of the settlement, and on November 14, 2023, the California Superior Court entered a final Order approving the settlement.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed for trading on the NYSE under the symbol “RC”.

Holders

As of February 27, 2024, we had 895 registered holders of our common stock. The holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.

Dividends

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. U.S. federal income tax law requires that a REIT distribute annually dividends equal to at least 90% of its REIT taxable income, excluding net capital gains and determined without regard to the dividends paid deduction, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. Our current policy is to pay distributions, which will allow us to satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income tax on our undistributed income. Although we may borrow funds to make distributions, cash for such distributions is expected to be largely generated from our consolidated statements of income. Dividends are declared and paid at the discretion of our Board and depend on cash available for distribution, financial condition, our ability to maintain our qualification as a REIT, and such other factors that our Board may deem relevant. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this annual report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends.

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

The following graph is a comparison of the cumulative total stockholder return on our shares of common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and a Competitor Composite Average, a peer group index from October 31, 2016 to December 31, 2023.

	As of the period ended	As of December 31,
Index	October 31, 2016	2016	2017	2018	2019	2020	2021	2022	2023
RC	100.0	100.4	124.9	125.8	155.3	147.0	206.5	165.3	173.0
S&P 500	100.0	105.3	125.7	117.9	152.0	176.7	224.2	180.6	224.3
Competitor Composite Average	100.0	100.6	115.0	125.3	169.9	160.7	203.5	165.4	204.0

In the table above:

●	Total return performance presents our common stock during the two months ended December 31, 2016 and each of the fiscal years ended December 31, 2017 through 2023, reflecting the post-merger prices of our common stock.

●	Details shall not be deemed, under the Securities Act or the Exchange Act, to be (i) “soliciting material” or “filed” or (ii) incorporated by reference by any general statement into any filing made by the Company with the SEC, except to the extent that the Company specifically incorporates such stock performance graph and table by reference.

●	It is assumed that $100 was invested on October 31, 2016 in shares of common stock of Ready Capital Corporation (previously Sutherland Asset Management Corporation), the S&P 500 Index, and each of the companies’ shares of common stock included in the Competitor Composite Average and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted.

●	The Competitor Composite Average is a measure of the total return performance of mortgage REIT competitors based on actual share prices of the following companies: Blackstone Mortgage Trust Inc. (BXMT), Starwood

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

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

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

The table below presents purchases of our common stock during the quarter.

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program
October	339		$9.90		—	$81,953,841
November	3,208		9.87		—	81,953,841
December	72,014		10.25		—	81,953,841
Total	75,561	(1)	$10.23	(2)	—	$81,953,841

(1) Total shares purchased includes shares of common stock owned by certain of our employees which have been surrendered by them to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock units and other equity awards.

(2) The price paid per share is based on the price of our common stock as of the date of the withholding.

Item 6.  [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our consolidated financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in five main sections:

●	Overview
●	Results of Operations
●	Liquidity and Capital Resources
●	Contractual Obligations and Off-Balance Sheet Arrangements
●	Critical Accounting Estimates

The following discussion should be read in conjunction with our consolidated financial statements and accompanying Notes included in Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K. The discussion and analysis of our financial condition and results of operations is for the year ended December 31, 2023 compared with the year ended December 31, 2022. Discussions of our financial condition and results of operations for the year ended December 31, 2022 compared with the year ended December 31, 2021 that have been omitted under this item can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on February 28, 2023.

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

Overview

Our Business

We are a multi-strategy real estate finance company that originates, acquires, finances, and services LMM loans, SBA loans, construction loans and, to a lesser extent, MBS collateralized primarily by LMM loans, or other real estate-related investments. Our loans generally range in original principal amounts up to $40 million and are used by businesses to purchase real estate used in their operations or by investors seeking to acquire multi-family, office, retail, mixed use or warehouse properties. Our objective is to provide attractive risk-adjusted returns to our stockholders primarily through dividends, as well as through capital appreciation. In order to achieve this objective, we continue to grow our investment portfolio and believe that the breadth of our full-service real estate finance platform will allow us to adapt to market conditions and deploy capital in our asset classes and segments with the most attractive risk-adjusted returns.

During 2023, our Residential Mortgage Banking segment met the criteria to be classified as held for sale and presented as a discontinued operation. For all periods presented, the operating results for these operations have been removed from continuing operations. The MD&A has been adjusted to exclude discontinued operations unless otherwise noted. We report our activities in the following two operating segments:

●	LMM Commercial Real Estate. We originate LMM loans across the full life-cycle of an LMM property including construction, bridge, stabilized and agency loan origination channels through our wholly-owned subsidiary, ReadyCap Commercial. These originated loans are generally held-for-investment or placed into securitization structures. As part of this segment, we originate and service multi-family loan products under the Freddie Mac SBL program. These originated loans are held for sale, and subsequently sold to Freddie Mac. We provide construction and permanent financing for the preservation and construction of affordable housing, primarily utilizing tax-exempt bonds through Red Stone, a wholly owned subsidiary. In addition, we acquire LMM loans as part of our business strategy. We hold performing LMM loans to term and seek to maximize the value of the non-performing LMM loans acquired by us through borrower-based resolution strategies. We typically acquire non-performing loans at a discount to their unpaid principal balance when we believe that resolution of the loans will provide attractive risk-adjusted returns.

●	Small Business Lending. We acquire, originate and service owner-occupied loans guaranteed by the SBA under the SBA Section 7(a) Program through our wholly-owned subsidiary, ReadyCap Lending. We hold an SBA license as one of only 17 non-bank SBLCs and have been granted preferred lender status by the SBA. These originated loans are either held-for-investment, placed into securitization structures or sold. We also acquire purchased future receivables through Knight Capital, which is a technology-driven platform that provides working capital to small and medium sized businesses across the U.S.

We are organized and conduct our operations to qualify as a REIT under the Code. To qualify as a REIT, we are required to annually distribute substantially all of our net taxable income, excluding capital gain, to stockholders. To the extent that we do not distribute all of our net capital gain, or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be required to pay regular U.S. federal corporate income tax on the undistributed amount. We are organized in a traditional UpREIT format pursuant to which we serve as the general partner of, and conduct substantially all of our business through, our operating partnership. We also intend to operate our business in a manner that will permit us to be excluded from registration as an investment company under the 1940 Act.

Acquisitions

Broadmark. On May 31, 2023, the Company, Broadmark Realty Capital Inc., a Maryland corporation (“Broadmark”), and RCC Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Ready Capital (“RCC Merger Sub”), completed a merger (such transaction, the “Broadmark Merger”) in which Broadmark merged with and into RCC Merger Sub, with RCC Merger Sub remaining as a wholly owned subsidiary of the Company. As a result of the Broadmark Merger, the number of directors on the Company's board of directors (the “Board”) increased by three members, from nine to twelve, with the three additional directors each having served on the board of directors of Broadmark immediately prior to the effective time of the Broadmark Merger. The Broadmark Merger further diversified our business by expanding on our residential and commercial construction lending platforms. Refer to Notes 1 and 5, included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K, for more information about the Broadmark Merger and the assets acquired and liabilities assumed as a result of the Broadmark Merger.

Mosaic. On March 16, 2022, pursuant to the terms of that certain Merger Agreement, dated as of November 3, 2021, as amended on February 7, 2022, the Company acquired, in a series of mergers (collectively, the “Mosaic Mergers”), a group of privately held, real estate structured finance opportunities funds, with a focus on construction lending (collectively, the “Mosaic Funds”), managed by MREC Management, LLC (“the “Mosaic Manager”). The acquisition further expanded the Company’s investment portfolio and origination platform to include a diverse portfolio of construction assets with attractive portfolio yields. Refer to Notes 1 and 5, included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K, for more information about the Mosaic Mergers and assets acquired and liabilities assumed in the Mosaic Mergers.

For additional information on our business, refer to Part I, Item 1, “Business” in this Annual Report on Form 10-K.

Factors Impacting Operating Results

We expect that our results of operations will be affected by a number of factors and will primarily depend on the level of interest income from our assets, the market value of our assets and the supply of, and demand for, LMM loans, SBA loans, construction loans, MBS and other assets we may acquire in the future, demand for housing, population trends, construction costs, the availability of alternative real estate financing from other lenders and the financing and other costs associated with our business. These factors may have an impact on our ability to originate new loans or the performance of our existing loan portfolio. Our net investment income, which includes the amortization of purchase premiums and accretion of purchase discounts, varies primarily as a result of changes in market interest rates, the rate at which our distressed assets are liquidated and the prepayment speed of our performing assets. Interest rates and prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by our available borrowing capacity, conditions in the financial markets, credit losses in excess of initial estimates or unanticipated credit events experienced by borrowers whose loans are held directly by us or are included in our MBS. Difficult market conditions as well as inflation, energy costs, geopolitical issues, health epidemics and outbreaks of contagious diseases, such as the outbreak of COVID-19 and the emergence and severity of variants, unemployment and the availability and cost of credit are factors which could also impact our operating results.

Changes in Market Interest Rates. We own and expect to acquire or originate fixed rate mortgages and floating rate mortgages with maturities ranging from two to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in two to 10 years. Fixed rate mortgage loans bear interest that is fixed for the term of the loan and we typically utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with such fixed rate mortgages. As of December 31, 2023, 72% of fixed rate loans are match funded in securitization. Floating rate mortgage loans generally have an adjustable interest rate equal to the sum of a fixed spread plus an index rate, such as the Secured Overnight Financing Rate (“SOFR”), which typically resets monthly. As of December 31, 2023, approximately 81% of the loans in our portfolio were floating rate mortgages, and 19% were fixed rate mortgages, based on UPB.

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

Current market conditions. The fourth quarter was generally characterized by persisting macroeconomic concerns including continued market volatility, inflationary pressures, slowed economic growth, elevated interest rates, and increased geopolitical tensions. In addition, the ongoing impact of COVID-19 on us and our borrowers will largely depend on future developments beyond our control. Although the full impact of these changes remains uncertain and difficult to predict, concerns and uncertainties about the economic outlook may adversely impact our financial condition, results of operations and cash flows.

Results of Operations

Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared per share, distributable earnings, return on equity, and net book value per share. As further described below, distributable earnings is a measure that is not prepared in accordance with GAAP. We use distributable earnings to evaluate our performance and determine dividends, excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations. See “—Non-GAAP Financial Measures” below for a reconciliation of net income to distributable earnings.

The table below sets forth certain information on our operating results.

	Three Months Ended December 31,	Year Ended December 31,
($ in thousands, except share data)	2023	2023	2022
Net Income from continuing operations	$24,574	$351,245	$159,551
Earnings per common share from continuing operations - basic	$0.12	$2.27	$1.32
Earnings per common share from continuing operations - diluted	$0.12	$2.24	$1.28
Distributable earnings	$48,524	$190,120	$218,732
Distributable earnings per common share - basic	$0.26	$1.18	$1.87
Distributable earnings per common share - diluted	$0.26	$1.17	$1.79
Dividends declared per common share	$0.30	$1.46	$1.66
Dividend yield	11.7%	13.5%	12.3%
Return on equity from continuing operations	3.7%	17.2%	10.1%
Distributable return on equity	7.5%	8.6%	12.8%
Book value per common share	$14.10	$14.10	$15.20
Adjusted net book value per common share	$14.10	$14.10	$15.20

In the table above,

●	Dividend yield is based on the respective period end closing share price.
●	Adjusted net book value per common share excludes the equity component of our 2017 convertible note issuance.

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

The table below presents information on our investment portfolio originations and acquisitions (based on fully committed amounts).

	Three Months Ended December 31,	Year Ended December 31,
(in thousands)	2023	2023	2022
Loan originations:
LMM loans	$296,850	$1,683,363	$4,520,385
SBA loans	152,172	493,949	499,599
Total loan originations	$449,022	$2,177,312	$5,019,984
Total loan acquisitions	$—	$—	$659,636
Total loan investment activity	$449,022	$2,177,312	$5,679,620

The table below presents information on our acquisition and origination pipeline opportunities (based on fully committed amounts).

(in thousands)	Current Pipeline
Loan originations:
LMM loans	$450,787
SBA loans	291,109
Total loan originations	$741,896
Total loan acquisitions	$—
Total loan investment pipeline(1)	$741,896
(1) Includes 2024 fundings

Balance Sheet Analysis and Metrics

(in thousands)	December 31, 2023	December 31, 2022	$ Change	% Change
Assets
Cash and cash equivalents	$138,532	$147,399	$(8,867)	(6.0)%
Restricted cash	30,063	48,146	(18,083)	(37.6)
Loans, net (including $9,348 and $9,786 held at fair value)	4,020,160	3,571,799	448,361	12.6
Loans, held for sale, at fair value	81,599	123,735	(42,136)	(34.1)
Paycheck Protection Program loans (including $165 and $576 held at fair value)	34,597	186,985	(152,388)	(81.5)
Mortgage-backed securities	27,436	32,041	(4,605)	(14.4)
Investment in unconsolidated joint ventures (including $7,360 and $8,094 held at fair value)	133,321	118,641	14,680	12.4
Derivative instruments	2,404	12,532	(10,128)	(80.8)
Servicing rights	102,837	87,117	15,720	18.0
Real estate owned, held for sale	252,949	117,098	135,851	116.0
Other assets	265,578	183,533	82,045	44.7
Assets of consolidated VIEs	6,897,145	6,552,760	344,385	5.3
Assets held for sale	454,596	439,191	15,405	3.5
Total Assets	$12,441,217	$11,620,977	$820,240	7.1%
Liabilities
Secured borrowings	2,102,075	2,663,735	(561,660)	(21.1)
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	36,036	201,011	(164,975)	(82.1)
Securitized debt obligations of consolidated VIEs, net	5,068,453	4,903,350	165,103	3.4
Convertible notes, net	—	114,397	(114,397)	(100.0)
Senior secured notes, net	345,127	343,355	1,772	0.5
Corporate debt, net	764,908	662,665	102,243	15.4
Guaranteed loan financing	844,540	264,889	579,651	218.8
Contingent consideration	7,628	28,500	(20,872)	(73.2)
Derivative instruments	212	1,319	(1,107)	(83.9)
Dividends payable	54,289	47,177	7,112	15.1
Loan participations sold	62,944	54,641	8,303	15.2
Due to third parties	3,641	11,805	(8,164)	(69.2)
Accounts payable and other accrued liabilities	171,445	153,614	17,831	11.6
Liabilities held for sale	333,157	271,924	61,233	22.5
Total Liabilities	$9,794,455	$9,722,382	$72,073	0.7%
Preferred stock Series C, liquidation preference $25.00 per share	8,361	8,361	—	—

Commitments & contingencies

Stockholders’ Equity
Preferred stock Series E liquidation preference $25.00 per share	111,378	111,378	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 172,276,105 and 110,523,641 shares issued and outstanding, respectively	17	11	6	54.5
Additional paid-in capital	2,321,989	1,684,074	637,915	37.9
Retained earnings	124,413	4,994	119,419	2,391.2
Accumulated other comprehensive loss	(17,860)	(9,369)	(8,491)	(90.6)
Total Ready Capital Corporation equity	2,539,937	1,791,088	748,849	41.8
Non-controlling interests	98,464	99,146	(682)	(0.7)
Total Stockholders’ Equity	$2,638,401	$1,890,234	$748,167	39.6%
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$12,441,217	$11,620,977	$820,240	7.1%

As of December 31, 2023, total assets in our consolidated balance sheet were $12.4 billion, an increase of $820 million from December 31, 2022, primarily reflecting an increase in Loans, net and Assets of consolidated VIEs, partially offset by a decrease in PPP loans. Loans, net increased $448 million, primarily due to the closing of the Broadmark Merger, partially offset by the closing of RCMF 2023-FL11, RCMF 2023-FL12 and RCLT 2023-3, paydowns and sales. Assets of consolidated VIEs increased $344 million, due to the closing of RCMF 2023-FL11, RCMF 2023-FL12 and RCLT 2023-3, partially offset by paydowns including the collapse of RCMF 2019-FL3 and RCMF 2019-FL4. PPP loans decreased $152 million due to principal forgiveness. The Broadmark Merger added $845 million of assets.

As of December 31, 2023, total liabilities in our consolidated balance sheet were $9.8 billion, an increase of $72 million from December 31, 2022, primarily reflecting an increase in Guaranteed loan financing and Securitized debt obligations of consolidated VIEs, net, partially offset by a decrease in Secured borrowings and PPPLF borrowings. Guaranteed loan financing increased $580 million, primarily due to the closing of RCLT 2023-3. Securitized debt obligations of consolidated VIEs, net increased $165 million due to the closing of RCMF 2023-FL11, RCMF 2023-FL12 and RCLT 2023-3, partially offset by paydowns including the collapse of RCMF 2019-FL3 and RCMF 2019-FL4. Secured borrowings decreased $562 million due to the closing of RCMF 2023-FL11 and RCMF 2023-FL12. PPPLF borrowings decreased $165 million due to PPP principal forgiveness.

As of December 31, 2023, total stockholders’ equity was $2.6 billion, an increase of $748 million from December 31, 2022, primarily due to equity raised in connection with the Broadmark Merger, partially offset by common stock repurchased through the Company’s share repurchase program.

Selected Balance Sheet Information by Business Segment. The table below presents certain selected balance sheet data by each of our three business segments, with the remaining amounts reflected in Corporate –Other.

(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
December 31, 2023
Assets
Loans, net	$9,523,224	$1,209,866	$10,733,090
Loans, held for sale, at fair value	22,178	59,421	81,599
Paycheck Protection Program loans	—	34,597	34,597
MBS	27,436	—	27,436
Investment in unconsolidated joint ventures	133,321	—	133,321
Servicing rights	73,301	29,536	102,837
Real estate owned, held for sale	254,864	—	254,864

Liabilities
Secured borrowings	1,984,960	117,115	2,102,075
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	—	36,036	36,036
Securitized debt obligations of consolidated VIEs	4,916,970	151,483	5,068,453
Senior secured notes, net	331,593	13,534	345,127
Corporate debt, net	764,908	—	764,908
Guaranteed loan financing	—	844,540	844,540
Loan participations sold	62,944	—	62,944

In the table above,

●	Loans, net includes assets of consolidated VIEs and excludes allowance for loan losses.
●	Real estate owned, held for sale includes assets of consolidated VIEs.

Income Statement Analysis and Metrics

	For the Year Ended December 31,
(in thousands)	2023	2022	$ Change
Interest income
LMM commercial real estate	$847,253	$565,128	$282,125
Small business lending	98,561	98,089	472
Total interest income	$945,814	$663,217	$282,597
Interest expense
LMM commercial real estate	(650,624)	(364,343)	(286,281)
Small business lending	(65,844)	(27,382)	(38,462)
Corporate - other	—	(635)	635
Total interest expense	$(716,468)	$(392,360)	$(324,108)
Net interest income before provision for loan losses	$229,346	$270,857	$(41,511)
Provision for loan losses
LMM commercial real estate	(1,413)	(31,471)	30,058
Small business lending	(5,817)	(2,971)	(2,846)
Total provision for loan losses	$(7,230)	$(34,442)	$27,212
Net interest income after provision for loan losses	$222,116	$236,415	$(14,299)
Non-interest income
LMM commercial real estate	85,965	90,924	(4,959)
Small business lending	112,068	63,197	48,871
Corporate - other	210,435	830	209,605
Total non-interest income	$408,468	$154,951	$253,517
Non-interest expense
LMM commercial real estate	(103,776)	(91,270)	(12,506)
Small business lending	(88,328)	(64,390)	(23,938)
Corporate - other	(80,061)	(60,680)	(19,381)
Total non-interest expense	$(272,165)	$(216,340)	$(55,825)
Net income (loss) before provision for income taxes
LMM commercial real estate	177,405	168,968	8,437
Small business lending	50,640	66,543	(15,903)
Corporate - other	130,374	(60,485)	190,859
Total net income before provision for income taxes	$358,419	$175,026	$183,393

Results of Operations – Supplemental Information. Realized and unrealized gains (losses) on financial instruments are recorded in the consolidated statements of income and classified based on the nature of the underlying asset or liability.

The table below presents the components of realized and unrealized gains (losses) on financial instruments.

	Year Ended December 31,
(in thousands)	2023	2022	$ Change
Realized gain (loss) on financial instruments
Realized gain (loss) on loans - Freddie Mac and CMBS	$2,051	$(10,355)	$12,406
Creation of MSRs - Freddie Mac	1,797	6,539	(4,742)
Realized gain on loans - SBA	23,918	24,287	(369)
Creation of MSRs - SBA	7,016	7,607	(591)
Creation of MSRs - Red Stone	14,818	8,166	6,652
Realized gain (loss) on derivatives	20,847	13,249	7,598
Realized gain (loss) on MBS	(2,380)	6,401	(8,781)
Net realized gain (loss) - all other	(3,059)	(2,130)	(929)
Net realized gain (loss) on financial instruments	$65,008	$53,764	$11,244
Unrealized gain (loss) on financial instruments
Unrealized gain (loss) on loans - Freddie Mac and CMBS	7,789	(20,063)	27,852
Unrealized gain (loss) on loans - SBA	1,289	(1,432)	2,721
Unrealized gain (loss) on derivatives	(3,030)	54,541	(57,571)
Unrealized gain (loss) on MBS	4,543	(12,774)	17,317
Net unrealized gain (loss) - all other	(873)	1,618	(2,491)
Net unrealized gain (loss) on financial instruments	$9,718	$21,890	$(12,172)

LMM Commercial Real Estate Segment Results.

Interest income of $847.3 million for 2023 represented an increase of $282.1 million from the prior year, primarily due to increased loan balances and increases in interest rates. Interest expense of $650.6 million for 2023 represented an increase of $286.3 million from the prior year, driven by increases in interest rates. Provision for loan losses of $1.4 million for 2023 represented a decrease of $30.1 million from the prior year, due to changes in the forecasted macroeconomic inputs for reserve modeling. Non-interest income of $86.0 million for 2023 represented a decrease of $5.0 million from the prior year, primarily driven by  decreases in net unrealized gains on financial instruments and losses from unconsolidated joint ventures, partially offset by increases in net realized gains on financial instruments. Non-interest expense of $103.8 million for 2023 represented an increase of $12.5 million from the prior year, primarily due to an increase in loan servicing expense and employee compensation and benefits.

Small Business Lending Segment Results.

Interest income of $98.6 million for 2023 represented an increase of $0.5 million from the prior year, due to the closing of RCLT 2023-3, partially offset by a decrease in PPP interest income. Interest expense of $65.8 million for 2023 represented an increase of $38.5 million from the prior year, driven by an increase in interest rates and the closing of RCLT 2023-3. Provision for loan losses of $5.8 million for 2023 represented an increase of $2.9 million from the prior year, primarily due to an increase in specific loan reserves. Non-interest income of $112.1 million for 2023 represented an increase of $48.9 million from the prior year, primarily due to increases in other income driven by employee tax credit consulting and servicing income due to recoveries of impairment, partially offset by decreases in income on purchased future receivables. Non-interest expense of $88.3 million for 2023 represented an increase of $23.9 million from the prior year, primarily due to an increase in professional fees and other operating expenses related to employee tax credit consulting income.

Corporate – Other.

Non-interest income of $210.4 million for 2023 represented an increase of $209.6 million from the prior year, due to a bargain purchase gain recognized from the Broadmark Merger. Non-interest expense of $80.1 million for 2023 represented an increase of $19.4 million from the prior year, primarily due to transaction related expenses for the Broadmark Merger.

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
iii)	any unrealized gains or losses on Residential MSRs from discontinued operations
iv)	any unrealized change in current expected credit loss reserve
v)	any unrealized gains or losses on de-designated cash flow hedges
vi)	any unrealized gains or losses on foreign exchange hedges
vii)	any unrealized gains or losses on certain unconsolidated joint ventures
viii)	any non-cash compensation expense related to stock-based incentive plan
ix)	one-time non-recurring gains or losses, such as gains or losses on discontinued operations, bargain purchase gains, or merger related expenses

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

In addition, in calculating distributable earnings, net income (in accordance with GAAP) is adjusted to exclude unrealized gains or losses on residential MSRs, held at fair value from discontinued operations. Servicing rights relating to our small business commercial business are accounted for under ASC 860, Transfer and Servicing. In calculating distributable earnings, we do not exclude realized gains or losses on commercial MSRs, as servicing income is a fundamental part of our business and an indicator of the ongoing performance.

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

The table below presents an annual reconciliation of net income to distributable earnings.

	Year Ended December 31,
(in thousands)	2023	2022	$ Change
Net Income	$348,411	$203,163	$145,248
Reconciling items:
Unrealized (gain) loss on MSR - discontinued operations	15,427	(46,065)	61,492
Unrealized loss on joint ventures	2,124	—	2,124
Unrealized loss on foreign exchange hedges	1,582	—	1,582
Increase in CECL reserve	3,133	33,055	(29,922)
Non-recurring REO impairment	—	2,267	(2,267)
Non-cash compensation	7,550	4,769	2,781
Merger transaction costs and other non-recurring expenses	25,807	15,233	10,574
Bargain purchase gain	(207,972)	—	(207,972)
Total reconciling items	$(152,349)	$9,259	$(161,608)
Income tax adjustments	(5,942)	6,310	(12,252)
Distributable earnings	$190,120	$218,732	$(28,612)
Less: Distributable earnings attributable to non-controlling interests	7,180	8,884	(1,704)
Less: Income attributable to participating shares	9,284	9,561	(277)
Distributable earnings attributable to common stockholders	$173,656	$200,287	$(26,631)
Distributable earnings per common share - basic	$1.18	$1.87	$(0.69)
Distributable earnings per common share - diluted	$1.17	$1.79	$(0.62)

Consolidated net income of $348.4 million for 2023 represented an increase of $145.2 million from the prior year, primarily due to the bargain purchase gain in connection with the Broadmark Merger, partially offset by a decrease in net interest income. Consolidated distributable earnings of $190.1 million for 2023 represented a decrease of $28.6 million from the prior year, primarily due to the bargain purchase gain, partially offset by an increase in net income.

The table below presents a quarterly reconciliation of net income to distributable earnings.

	Three Months Ended December 31,
(in thousands)	2023	2022	Change
Net Income	$10,881	$13,682	$(2,801)
Reconciling items:
Unrealized loss on MSR – discontinued operations	20,715	3,167	17,548
Unrealized loss on joint ventures	2,124	—	2,124
Unrealized loss on foreign exchange hedges	1,582	—	1,582
Increase in CECL reserve	3,195	30,735	(27,540)
Non-cash compensation	1,360	1,345	15
Merger transaction costs and other non-recurring expenses	7,361	5,827	1,534
Loss on bargain purchase	7,060	—	7,060
Total reconciling items	$43,397	$41,074	$2,323
Income tax adjustments	(5,754)	(3,175)	(2,579)
Distributable earnings	$48,524	$51,581	$(3,057)
Less: Distributable earnings attributable to non-controlling interests	1,358	2,711	(1,353)
Less: Income attributable to participating shares	2,206	2,330	(124)
Distributable earnings attributable to common stockholders	$44,960	$46,540	$(1,580)
Distributable earnings per common share - basic	$0.26	$0.42	$(0.16)
Distributable earnings per common share - diluted	$0.26	$0.40	$(0.14)

Consolidated net income of $10.9 million for the three months ended December 31, 2023 represented a decrease of $2.8 million from the prior year respective period, primarily due to losses from discontinued operations, partially offset by an increase in net interest income. Consolidated distributable earnings of $48.5 million for the three months ended December 31, 2023 represented a decrease of $3.1 million from the prior year respective period, primarily due to a decrease in the provision for loan losses, partially offset by an increase in unrealized losses on the MSR and a measurement period adjustment on the bargain purchase gain.

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

For purposes of determining the incentive distribution payable to our Manager, distributable earnings (which is referred to as core earnings in the partnership agreement of our operating partnership) is defined under the partnership agreement of our operating partnership in a manner that is similar to the definition of distributable earnings described above under "Non-GAAP Financial Measures" but with the following additional adjustments which (i) further exclude: (a) the incentive distribution, (b) unrealized gains or losses on LMM loans (not just MBS and MSRs), (c) depreciation and amortization (to the extent we foreclose on any property), and (d) one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of the independent directors and (ii) do not exclude any realized gains or losses on the sales of MBS and on discontinued operations which were excluded from the definition of distributable earnings described above under "Non-GAAP Financial Measures".

Liquidity and Capital Resources

Liquidity is a measure of our ability to turn non-cash assets into cash and to meet potential cash requirements. We use significant cash to purchase LMM loans and other target assets, originate new LMM loans, pay dividends, repay principal and interest on our borrowings, fund our operations and meet other general business needs. Our primary sources of liquidity will include our existing cash balances, borrowings, including securitizations, re-securitizations, repurchase agreements, warehouse facilities, bank credit facilities and other financing agreements (including term loans and revolving facilities), the net proceeds of offerings of equity and debt securities, including our senior secured notes, corporate debt, and net cash provided by operating activities.

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

Cash flow

Year Ended December 31, 2023. Cash and cash equivalents decreased by $11.1 million to $262.5 million at the end of 2023, primarily due to net cash used for financing activities, partially offset by net cash provided by investing and operating activities. The net cash used for financing activities primarily reflected the repayments of secured borrowings, PPPLF borrowings and the convertible note and dividend payments, partially offset by proceeds from secured borrowings and net proceeds from the issuance of securitized debt obligations of consolidated VIEs. The net cash provided by investing activities primarily reflected proceeds from dispositions and paydowns, partially offset by loan originations. The net cash provided by operating activities primarily reflected net income, partially offset by a bargain purchase gain in connection with the Broadmark Merger.

Year Ended December 31, 2022. Cash and cash equivalents decreased by $2.6 million to $273.6 million at the end of 2022, primarily due to net cash used for investing activities, partially offset by net cash provided by financing and operating activities. The net cash used for investing activities primarily reflected loan originations and purchases, partially offset by paydowns. The net cash provided by financing activities primarily reflected net proceeds from issuances of securitized debt and secured borrowings, partially offset by the repayment of PPPLF borrowings. The net cash provided by operating activities primarily reflected an increase in loans, held for sale, net.

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

We also finance originated Freddie Mac SBL with secured borrowings until the loans are sold, generally within 30 days.

As of December 31, 2023, we had a total leverage ratio of 3.3x and recourse leverage ratio of 0.8x. Our operating segments have different levels of recourse debt according to the differentiated nature of each segment. Our LMM Commercial Real Estate and Small Business Lending segments have recourse leverage ratios of  0.3x and 0.6x, respectively. The remaining recourse leverage ratio is from our corporate debt offerings.

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

The table below presents certain characteristics of our credit facilities and other financing arrangements.

					Pledged Assets	Carrying Value December 31,
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	2023	2022
3	SBA loans	October 2024 - March 2025	SOFR + 2.82% Prime - 0.82%	$250,000	$160,360	$117,115	$160,903
1	LMM loans - USD	February 2025	SOFR + 1.35%	80,000	20,956	20,729	111,966
1	LMM loans - Non-USD (4)	June 2026	SONIA + 3.75%	127,318	31,196	12,079	61,596
Total borrowings under credit facilities and other financing agreements				$457,318	$212,512	$149,923	$334,465
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

We maintain certain assets, which, from time to time, may include cash, unpledged LMM loans, LMM ABS and short-term investments (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by our counterparties, or collectively, the “Cushion”, to meet routine margin calls and protect against unforeseen reductions in our borrowing capabilities. Our ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of our investments, our cash position and margin requirements. Our cash position fluctuates based on the timing of our operating, investing and financing activities and is managed based on our anticipated cash needs.

The table below presents certain characteristics of our repurchase agreements.

					Pledged Assets	Carrying Value December 31,
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	2023	2022
9	LMM loans	March 2024 - November 2026	1 MT + 2.00% SOFR + 3.00%	$4,295,500	$2,670,899	$1,677,885	$1,905,358
1	LMM loans - Non-USD (4)	January 2025	EURIBOR + 3.00%	220,784	59,630	45,031	—
5	MBS	January 2024 - February 2024	7.15%	229,236	377,542	229,236	423,912
Total borrowings under repurchase agreements				$4,745,520	$3,108,071	$1,952,152	$2,329,270
(1) Represents the total number of facility lenders.
(2) Current maturity does not reflect extension options available beyond original commitment terms.
(3) Asset class pricing is determined using an index rate plus a weighted average spread.
(4) Non-USD denominated repurchase agreements have been converted into USD for purposes of this disclosure.

Collateralized borrowings under repurchase agreements

The table below presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase agreements during the quarter and the highest balance of any month end during the quarter.

(in thousands)	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q1 2022	2,771,038	2,835,212	3,065,412
Q2 2022	2,701,180	2,805,935	3,009,961
Q3 2022	2,870,807	2,887,318	2,940,474
Q4 2022	2,329,270	2,295,348	2,329,270
Q1 2023	1,959,888	2,094,621	2,371,413
Q2 2023	1,792,366	1,945,290	2,022,433
Q3 2023	1,915,878	1,876,204	1,915,879
Q4 2023	1,952,152	1,889,494	1,952,152

Year Ended December 31, 2023. The net decrease in the outstanding balances during 2023 was primarily due to the closings of RCMF 2023- FL11 and RCMF 2023-FL12, partially offset by the collapse of RCMF 2019-FL3 and RCMF 2020-FL4.

Year Ended December 31, 2022. The net increase in the outstanding balances during 2022 was primarily due to increased borrowings to fund LMM originations and acquisitions volumes.

Paycheck Protection Program Facility borrowings. The Company uses the Paycheck Protection Program Liquidity Facility (“PPPLF”) from the  Federal Reserve to finance PPP loans. The program charges an interest rate of 0.35%. As of December 31, 2023, we had $36.0 million outstanding under this credit facility.

Senior Secured Notes, Convertible Notes and Corporate Debt, Net

The table below presents information about senior secured notes and corporate debt issued through public and private transactions.

(in thousands)	Coupon Rate	Maturity Date	December 31, 2023
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Unamortized deferred financing costs - Senior secured notes			(4,873)
Total Senior secured notes, net			$345,127
Corporate debt principal amount(2)	5.50%	12/30/2028	110,000
Corporate debt principal amount(3)	6.20%	7/30/2026	104,614
Corporate debt principal amount(3)	5.75%	2/15/2026	206,270
Corporate debt principal amount(4)	6.125%	4/30/2025	120,000
Corporate debt principal amount(5)	7.375%	7/31/2027	100,000
Corporate debt principal amount(6)	5.00%	11/15/2026	100,000
Unamortized discount - corporate debt			(7,121)
Unamortized deferred financing costs - corporate debt			(5,105)
Junior subordinated notes principal amount(7)	SOFR + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(8)	SOFR + 3.10%	4/30/2035	21,250
Total corporate debt, net			$764,908
Total carrying amount of debt			$1,110,035
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
(7) Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(8) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.

The table below presents the contractual maturities for senior secured notes and corporate debt.

(in thousands)	December 31, 2023
2024	$—
2025	120,000
2026	760,884
2027	100,000
2028	110,000
Thereafter	36,250
Total contractual amounts	$1,127,134
Unamortized deferred financing costs, discounts, and premiums, net	(17,099)
Total carrying amount of debt	$1,110,035

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

On August 15, 2023, the Company’s outstanding Convertible Notes were repaid in full.

Corporate debt. We issue senior unsecured notes in public and private transactions. The notes are governed by a base indenture and supplemental indentures. Often, the notes are redeemable by us following a non-call period, through the payment of the outstanding principal balance plus a “make-whole” or other premium that typically decreases the closer the notes are to maturity. We are often required to offer to repurchase the notes in some cases at 101% of the principal balance of the notes in the event of a change in control or fundamental change pertaining to our company, as defined in the applicable supplemental indentures. The notes rank equal in right of payment to any of our existing and future unsecured and unsubordinated indebtedness; effectively junior in right of payment to any of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness, other liabilities (including trade payables) and (to the extent not held by us) preferred stock, if any, of our subsidiaries. The supplemental indentures governing the notes often contain customary negative covenants and financial covenants relating to maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and limitations on transactions with affiliates.

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

The Debt ATM Agreement

On May 20, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”), pursuant to which it may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and the Company. No sales were made through the Debt ATM Program during the year ended December 31, 2023.

Securitization transactions

Our Manager’s extensive experience in loan acquisition, origination, servicing and securitization strategies has enabled us to complete several securitizations of LMM and SBA loan assets since January 2011. These securitizations allow us to match fund the LMM and SBA loans on a long-term, non-recourse basis. The assets pledged as collateral for these securitizations were contributed from our portfolio of assets. By contributing these LMM and SBA assets to the various securitizations, these transactions created capacity for us to fund other investments.

The table below presents information on the securitization structures and related issued tranches of notes to investors.

(in millions)	Collateral Asset Class	Issuance	Active / Collapsed	Bonds Issued
Trusts (Firm sponsored)
Waterfall Victoria Mortgage Trust 2011-1 (SBC1)	LMM Acquired loans	February 2011	Collapsed	$40.5
Waterfall Victoria Mortgage Trust 2011-3 (SBC3)	LMM Acquired loans	October 2011	Collapsed	143.4
Sutherland Commercial Mortgage Trust 2015-4 (SBC4)	LMM Acquired loans	August 2015	Collapsed	125.4
Sutherland Commercial Mortgage Trust 2018 (SBC7)	LMM Acquired loans	November 2018	Collapsed	217.0
ReadyCap Lending Small Business Trust 2015-1 (RCLT 2015-1)	Acquired SBA 7(a) loans	June 2015	Collapsed	189.5
ReadyCap Lending Small Business Loan Trust 2019-2 (RCLT 2019-2)	Originated SBA 7(a) loans, Acquired SBA 7(a) loans	December 2019	Active	131.0
ReadyCap Lending Small Business Loan Trust 2023-3 (RCLT 2023-3)	Originated SBA 7(a) loans, Acquired SBA 7(a) loans	July 2023	Active	132.0

Real Estate Mortgage Investment Conduits (REMICs)
ReadyCap Commercial Mortgage Trust 2014-1 (RCMT 2014-1)	LMM Originated conventional	September 2014	Collapsed	181.7
ReadyCap Commercial Mortgage Trust 2015-2 (RCMT 2015-2)	LMM Originated conventional	November 2015	Active	218.8
ReadyCap Commercial Mortgage Trust 2016-3 (RCMT 2016-3)	LMM Originated conventional	November 2016	Active	162.1
ReadyCap Commercial Mortgage Trust 2018-4 (RCMT 2018-4)	LMM Originated conventional	March 2018	Active	165.0
Ready Capital Mortgage Trust 2019-5 (RCMT 2019-5)	LMM Originated conventional	January 2019	Active	355.8
Ready Capital Mortgage Trust 2019-6 (RCMT 2019-6)	LMM Originated conventional	November 2019	Active	430.7
Ready Capital Mortgage Trust 2022-7 (RCMT 2022-7)	LMM Originated conventional	April 2022	Active	276.8
Waterfall Victoria Mortgage Trust 2011-2 (SBC2)	LMM Acquired loans	March 2011	Collapsed	97.6
Sutherland Commercial Mortgage Trust 2018 (SBC6)	LMM Acquired loans	August 2017	Active	154.9
Sutherland Commercial Mortgage Trust 2019 (SBC8)	LMM Acquired loans	June 2019	Active	306.5
Sutherland Commercial Mortgage Trust 2020 (SBC9)	LMM Acquired loans	June 2020	Collapsed	203.6
Sutherland Commercial Mortgage Trust 2021 (SBC10)	LMM Acquired loans	May 2021	Active	232.6

Collateralized Loan Obligations (CLOs)
Ready Capital Mortgage Financing 2017– FL1	LMM Originated bridge	August 2017	Collapsed	198.8
Ready Capital Mortgage Financing 2018 – FL2	LMM Originated bridge	June 2018	Collapsed	217.1
Ready Capital Mortgage Financing 2019 – FL3	LMM Originated bridge	April 2019	Collapsed	320.2
Ready Capital Mortgage Financing 2020 – FL4	LMM Originated bridge	June 2020	Collapsed	405.3
Ready Capital Mortgage Financing 2021 – FL5	LMM Originated bridge	March 2021	Active	628.9
Ready Capital Mortgage Financing 2021 – FL6	LMM Originated bridge	August 2021	Active	652.5
Ready Capital Mortgage Financing 2021 – FL7	LMM Originated bridge	November 2021	Active	927.2
Ready Capital Mortgage Financing 2022 – FL8	LMM Originated bridge	March 2022	Active	1,135.0
Ready Capital Mortgage Financing 2022 – FL9	LMM Originated bridge	June 2022	Active	754.2
Ready Capital Mortgage Financing 2022 – FL10	LMM Originated bridge	October 2022	Active	860.1
Ready Capital Mortgage Financing 2023 – FL11	LMM Originated bridge	February 2023	Active	586.0
Ready Capital Mortgage Financing 2023 – FL12	LMM Originated bridge	June 2023	Active	648.6

Trusts (Non-firm sponsored)
Freddie Mac Small Balance Mortgage Trust 2016-SB11	Originated agency multi-family	January 2016	Active	110.0
Freddie Mac Small Balance Mortgage Trust 2016-SB18	Originated agency multi-family	July 2016	Active	118.0
Freddie Mac Small Balance Mortgage Trust 2017-SB33	Originated agency multi-family	June 2017	Active	197.9
Freddie Mac Small Balance Mortgage Trust 2018-SB45	Originated agency multi-family	January 2018	Active	362.0
Freddie Mac Small Balance Mortgage Trust 2018-SB52	Originated agency multi-family	September 2018	Active	505.0
Freddie Mac Small Balance Mortgage Trust 2018-SB56	Originated agency multi-family	December 2018	Active	507.3
Key Commercial Mortgage Trust 2020-S3(1)	LMM Originated conventional	September 2020	Active	263.2
(1) Contributed portion of assets into trust

We used the proceeds from the sale of the tranches issued to purchase and originate LMM and SBA loans.  We are the primary beneficiary of all firm sponsored securitizations, therefore they are consolidated in our financial statements.

Contractual Obligations and Off-Balance Sheet Arrangements

The table below provides a summary of our contractual obligations.

	December 31, 2023
(in thousands)	Total	< 1 year	1 to 3 years	3 to 5 years	> 5 years
Borrowings under credit facilities	$149,923	$57,832	$92,091	$—	$—
Borrowings under repurchase agreements	1,952,152	591,817	1,360,335	—	—
Guaranteed loan financing	844,540	329	12,459	10,202	821,550
Senior secured notes	350,000	—	350,000	—	—
Corporate debt	777,134	—	630,884	110,000	36,250
Loan funding commitments	765,545	382,772	382,773	—	—
Future operating lease commitments	11,108	2,280	4,034	2,277	2,517
Total	$4,850,402	$1,035,030	$2,832,576	$122,479	$860,317

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

We utilize loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for its loan portfolio. The Current Expected Credit Loss (“CECL”) forecasting methods used by the Company include (i) a probability of default and loss given default method using underlying third-party CMBS/CRE loan database with historical loan losses and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data.

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

Accretion of discounts associated with PPP loans, held for investment

The Company’s loan originations in the second round of the program are accounted for as loans, held-for-investment under ASC 310, Receivables (“ASC 310”). Loan origination fees and related direct loan origination costs are capitalized into the initial recorded investment in the loan and are deferred over the loan term. The net amount between the loan origination fees and direct loan origination costs is recognized as a discount in the carrying value of the loans, and the discount is required to be recognized in income at a constant effective yield over the life of the instrument.

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

Valuation of financial assets and liabilities carried at fair value

We measure our MBS, derivative assets and liabilities, and any assets or liabilities where we have elected the fair value option at fair value, including certain loans we have originated that are expected to be sold to third parties or securitized in the near term.

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

Significant judgment is required when evaluating servicing rights for impairment; therefore, actual results over time could be materially different. Refer to “Notes to Consolidated Financial Statements, Note 8 – Servicing Rights” included in Item 8, “Financial Statements and Supplementary Data,” in this annual report on Form 10-K for a more complete discussion of our critical accounting estimates as they pertain to servicing rights impairment.

Refer to “Notes to Consolidated Financial Statements, Note 4 – Recent Accounting Pronouncements” included in Item 8, “Financial Statements and Supplementary Data,” in this annual report on Form 10-K for a discussion of recent accounting developments and the expected impact to the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we enter into transactions in various financial instruments that expose us to various types of risk, both on and off-balance sheet, which are associated with such financial instruments and markets for which we invest. These financial instruments expose us to varying degrees of market risk, credit risk, interest rate risk, liquidity risk, off-balance sheet risk and prepayment risk. Many of these risks have been augmented due to the continuing economic disruptions caused by inflationary pressures, rising energy costs, heightened geopolitical tensions, and the impact of the COVID-19 pandemic which remain uncertain and difficult to predict. We continue to monitor the impact and effect of these risks in our operations.

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

Credit risk. We are subject to credit risk in connection with our investments in LMM loans and LMM ABS and other target assets we may acquire in the future. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. We believe that loan credit quality is primarily determined by the borrowers’ credit profiles and loan characteristics. We seek to mitigate this risk by seeking to acquire assets at appropriate prices given anticipated and unanticipated losses and by deploying a value-driven approach to underwriting and diligence, consistent with our historical investment strategy, with a focus on projected cash flows and potential risks to cash flow. We further mitigate our risk of potential losses while managing and servicing our loans by performing various workout and loss mitigation strategies with delinquent borrowers. Nevertheless, unanticipated credit losses could occur which could adversely impact operating results.

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

Additionally, non-performing LMM loans are not as interest rate sensitive as performing loans, as earnings on non-performing loans are often generated from restructuring the assets through loss mitigation strategies and opportunistically disposing of them. Because non-performing LMM loans are short-term assets, the discount rates used for valuation are based on short-term market interest rates, which may not move in tandem with long-term market interest rates.

The table below projects the impact on our interest income and expense for the twelve-month period following December 31, 2023, assuming an immediate increase or decrease of 25, 50, 75, and 100 basis points in interest rates.

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans	$18,960	$37,925	$56,892	$75,860	$(18,948)	$(37,877)	$(56,768)	$(75,540)
Interest rate swap hedges	1,498	2,996	4,494	5,992	(1,498)	(2,996)	(4,494)	(5,992)
Total	$20,458	$40,921	$61,386	$81,852	$(20,446)	$(40,873)	$(61,262)	$(81,532)
Liabilities:
Secured borrowings	(4,630)	(9,261)	(13,891)	(18,521)	4,630	9,261	13,891	18,521
Securitized debt obligations	(10,971)	(21,943)	(32,914)	(43,886)	10,971	21,943	32,914	43,886
Total	$(15,601)	$(31,204)	$(46,805)	$(62,407)	$15,601	$31,204	$46,805	$62,407
Total Net Impact to Net Interest Income (Expense)	$4,857	$9,717	$14,581	$19,445	$(4,845)	$(9,669)	$(14,457)	$(19,125)

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

Liquidity risk. Liquidity risk arises in our investments and the general financing of our investing activities. It includes the risk of not being able to fund acquisition and origination activities at settlement dates and/or liquidate positions in a timely manner at a reasonable price, in addition to potential increases in collateral requirements during times of heightened market volatility. If we were forced to dispose of an illiquid investment at an inopportune time, we might be forced to do so at a substantial discount to the market value, resulting in a realized loss. We attempt to mitigate our liquidity risk by regularly monitoring the liquidity of our investments in LMM loans, ABS and other financial instruments. Factors such as our expected exit strategy for, the bid to offer spread of, and the number of broker dealers making an active market in a particular strategy and the availability of long-term funding, are considered in analyzing liquidity risk. To reduce any perceived disparity between the liquidity and the terms of the debt instruments in which we invest, we attempt to minimize our reliance on short-term financing arrangements. While we may finance certain investments in security positions using traditional margin arrangements and reverse repurchase agreements, other financial instruments such as collateralized debt obligations, and other longer-term financing vehicles may be utilized to provide us with sources of long-term financing.

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

LMM loan and ABS extension risk. Our Manager computes the projected weighted-average life of our assets based on assumptions regarding the rate at which the borrowers will prepay the mortgages or extend. If prepayment rates decrease in a rising interest rate environment or extension options are exercised, the life of the fixed-rate assets could extend beyond the term of the secured debt agreements. This could have a negative impact on our results of operations. In some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Real estate risk. The market values of commercial assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, construction cost, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses.

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

Counterparty risk. We finance the acquisition of a significant portion of our commercial mortgage loans, MBS and other assets with our repurchase agreements, credit facilities, and other financing agreements. In connection with these financing arrangements, we pledge our mortgage loans and securities as collateral to secure the borrowings. The amount of collateral pledged will typically exceed the amount of the borrowings (i.e. the haircut) such that the borrowings will be over-collateralized. As a result, we are exposed to the counterparty if, during the term of the financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

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

	December 31, 2023
(in thousands)	Counterparty Rating	Amount of Risk	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
JPMorgan Chase Bank, N.A.	A+/Aa2	$ 516,261	29	19.6%
Wells Fargo Bank, N.A.	A+/Aa2	$ 147,722	30	5.6%

In the table above,

●	The counterparty ratings presented are the long-term issuer credit rating as rated by S&P and Moody’s, respectively.

●	The amount at risk reflects the difference between the amount loaned through repurchase agreements, including interest payable, and the cash and fair value of the assets pledged as collateral, including accrued interest receivable.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ready Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ready Capital Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Servicing rights - Refer to Note 9 to the financial statements

Critical Audit Matter Description

The Company’s residential mortgage servicing rights (the “MSRs”) are included within assets held for sale.  The Company had elected to account for these assets at fair value.  The Company uses an independent third-party valuation expert to assist management in estimating the fair value of the MSRs. The third-party valuation expert uses a discounted cash flow approach which consists of projecting servicing cash flows discounted at a rate that management believes market participants would use in their determinations of fair value. The key assumptions used in the estimation of the fair value of the MSRs include prepayment rates, discount rates, and cost of servicing. A change in the discount rate, prepayment rate or cost of servicing can have a significant effect on the fair value of the MSRs.

We identified the valuation of the MSRs as a critical audit matter because of the significant judgments made by management in determining the discount rate, prepayment rate, and cost of servicing assumptions. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimate and assumptions related to selection of the discount rate, prepayment rate and cost of servicing.

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

February 28, 2024

We have served as the Company's auditor since 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ready Capital Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Ready Capital Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 28, 2024

READY CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$138,532	$147,399
Restricted cash	30,063	48,146
Loans, net (including $9,348 and $9,786 held at fair value)	4,020,160	3,571,799
Loans, held for sale, at fair value	81,599	123,735
Paycheck Protection Program loans (including $165 and $576 held at fair value)	34,597	186,985
Mortgage-backed securities	27,436	32,041
Investment in unconsolidated joint ventures (including $7,360 and $8,094 held at fair value)	133,321	118,641
Derivative instruments	2,404	12,532
Servicing rights	102,837	87,117
Real estate owned, held for sale	252,949	117,098
Other assets	265,578	183,533
Assets of consolidated VIEs	6,897,145	6,552,760
Assets held for sale (refer to Note 9)	454,596	439,191
Total Assets	$12,441,217	$11,620,977
Liabilities
Secured borrowings	2,102,075	2,663,735
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	36,036	201,011
Securitized debt obligations of consolidated VIEs, net	5,068,453	4,903,350
Convertible notes, net	—	114,397
Senior secured notes, net	345,127	343,355
Corporate debt, net	764,908	662,665
Guaranteed loan financing	844,540	264,889
Contingent consideration	7,628	28,500
Derivative instruments	212	1,319
Dividends payable	54,289	47,177
Loan participations sold	62,944	54,641
Due to third parties	3,641	11,805
Accounts payable and other accrued liabilities	171,445	153,614
Liabilities held for sale (refer to Note 9)	333,157	271,924
Total Liabilities	$9,794,455	$9,722,382
Preferred stock Series C, liquidation preference $25.00 per share (refer to Note 20)	8,361	8,361

Commitments & contingencies (refer to Note 24)

Stockholders’ Equity
Preferred stock Series E, liquidation preference $25.00 per share (refer to Note 20)	111,378	111,378
Common stock, $0.0001 par value, 500,000,000 shares authorized, 172,276,105 and 110,523,641 shares issued and outstanding, respectively	17	11
Additional paid-in capital	2,321,989	1,684,074
Retained earnings	124,413	4,994
Accumulated other comprehensive loss	(17,860)	(9,369)
Total Ready Capital Corporation equity	2,539,937	1,791,088
Non-controlling interests	98,464	99,146
Total Stockholders’ Equity	$2,638,401	$1,890,234
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$12,441,217	$11,620,977

See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(in thousands, except share data)	2023	2022	2021
Interest income	$945,814	$663,217	$395,196
Interest expense	(716,468)	(392,360)	(204,368)
Net interest income before provision for loan losses	$229,346	$270,857	$190,828
Provision for loan losses	(7,230)	(34,442)	(8,049)
Net interest income after provision for loan losses	$222,116	$236,415	$182,779
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	65,008	53,764	68,881
Net unrealized gain (loss) on financial instruments	9,718	21,890	22,457
Servicing income, net of amortization and impairment of $7,911, $19,653 and $10,588	21,161	11,428	17,623
Income on purchased future receivables, net of allowance for credit losses of $8,989, $3,357 and $1,296	2,387	5,490	10,257
Gain on bargain purchase	207,972	—	—
Income (loss) on unconsolidated joint ventures	(905)	11,661	6,916
Other income	103,127	50,718	6,856
Total non-interest income	$408,468	$154,951	$132,990
Non-interest expense
Employee compensation and benefits	(81,530)	(74,989)	(57,092)
Allocated employee compensation and benefits from related party	(10,837)	(9,549)	(12,031)
Professional fees	(34,738)	(17,302)	(13,388)
Management fees – related party	(25,103)	(19,295)	(10,928)
Incentive fees – related party	(1,791)	(3,105)	(5,419)
Loan servicing expense	(40,811)	(30,814)	(20,566)
Transaction related expenses	(17,764)	(13,633)	(14,282)
Other operating expenses	(59,591)	(47,653)	(49,903)
Total non-interest expense	$(272,165)	$(216,340)	$(183,609)
Income from continuing operations before provision for income taxes	358,419	175,026	132,160
Income tax provision	(7,174)	(15,475)	(14,859)
Net income from continuing operations	$351,245	$159,551	$117,301
Discontinued operations (refer to Note 9)
Income (loss) from discontinued operations before benefit (provision) for income taxes	(3,779)	57,870	56,897
Income tax benefit (provision)	945	(14,258)	(14,224)
Net income (loss) from discontinued operations	(2,834)	43,612	42,673
Net income	348,411	203,163	159,974
Less: Dividends on preferred stock	7,997	7,996	7,503
Less: Net income attributable to non-controlling interest	8,960	8,900	2,230
Net income attributable to Ready Capital Corporation	$331,454	$186,267	$150,241

Earnings per common share from continuing operations - basic	$2.27	$1.32	$1.55
Earnings per common share from discontinued operations - basic	$(0.02)	$0.41	$0.62
Total earnings per common share - basic	$2.25	$1.73	$2.17

Earnings per common share from continuing operations - diluted	$2.24	$1.28	$1.54
Earnings per common share from discontinued operations - diluted	$(0.02)	$0.37	$0.62
Total earnings per common share - diluted	$2.22	$1.65	$2.16

Weighted-average shares outstanding
Basic	146,841,594	106,878,139	68,511,578
Diluted	148,567,026	117,193,958	68,660,906

Dividends declared per share of common stock	$1.46	$1.66	$1.66

See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net income	$348,411	$203,163	$159,974
Other comprehensive income (loss) - net change by component:
Derivative financial instruments (cash flow hedges)	(10,533)	(2,133)	2,539
Foreign currency translation	1,974	(1,616)	1,947
Other comprehensive income (loss)	$(8,559)	$(3,749)	$4,486
Comprehensive income	$339,852	$199,414	$164,460
Less: Comprehensive income attributable to non-controlling interests	8,909	8,915	2,313
Comprehensive income attributable to Ready Capital Corporation	$330,943	$190,499	$162,147

See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred Series B		Preferred Series D		Preferred Series E		Common Stock		Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-Controlling		Total Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	(Deficit)	Comprehensive Income (Loss)	Corporation Equity	Interest		Equity
Balance at December 31, 2020	—	$—	—	$—	—	$—	54,368,999	$5	$849,541	$(24,203)	$(9,947)	$815,396		$18,812	$834,208
Dividend declared:	—	—	—	—
Common Stock ($1.66 per share)	—	—	—	—	—	—	—	—	—	(117,440)	—	(117,440)		—	(117,440)
OP units	—	—	—	—	—	—	—	—	—	—	—	—		(1,581)	(1,581)
$1.088125 per Series B preferred share	—	—	—	—	—	—	—	—	—	(1,162)	—	(1,162)		(1)	(1,163)
$1.562505 per Series C preferred share	—	—	—	—	—	—	—	—	—	(492)	—	(492)		—	(492)
$0.953125 per Series D preferred share	—	—	—	—	—	—	—	—	—	(1,074)	—	(1,074)		(1)	(1,075)
$1.038460 per Series E preferred share	—	—	—	—	—	—	—	—	—	(4,775)	—	(4,775)		—	(4,775)
Shares issued pursuant to merger transactions	1,919,378	47,984	2,010,278	50,257	—	—	16,774,337	2	239,535	—	—	337,778		—	337,778
Equity issuances	—	—	—	—	4,600,000	111,378	3,527,935	1	55,308	—	—	166,687		—	166,687
Equity redemptions	(1,919,378)	(47,984)	(2,010,278)	(50,257)	—	—	—	—	—	—	—	(98,241)		—	(98,241)
Offering costs	—	—	—	—	—	—	—	—	(1,621)	—	—	(1,621)		(16)	(1,637)
Equity component of 2017 convertible note issuance	—	—	—	—	—	—	—	—	(410)	—	—	(410)		(7)	(417)
Distributions, net	—	—	—	—	—	—	—	—	—	—	—	—		(226)	(226)
Stock-based compensation	—	—	—	—	—	—	288,436	—	4,419	—	—	4,419		—	4,419
Conversion of OP units into common stock	—	—	—	—	—	—	882,202	—	13,207	—	—	13,207		(13,207)	—
Manager incentive fee paid in stock	—	—	—	—	—	—	84,758	—	1,386	—	—	1,386		—	1,386
Share repurchases	—	—	—	—	—	—	(88,617)	—	(1,293)	—	—	(1,293)		—	(1,293)
Reallocation of non-controlling interest	—	—	—	—	—	—	—	—	1,781	—	(189)	1,592		(1,592)	—
Net income	—	—	—	—	—	—	—	—	—	157,744	—	157,744		2,230	159,974
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	4,403	4,403		83	4,486
Balance at December 31, 2021	—	$—	—	$—	4,600,000	$111,378	75,838,050	$8	$1,161,853	$8,598	$(5,733)	$1,276,104		$4,494	$1,280,598
Dividend declared:
Common Stock ($1.66 per share)	—	—	—	—	—	—	—	—	—	(189,871)	—	(189,871)		—	(189,871)
OP units	—	—	—	—	—	—	—	—	—	—	—	—		(2,794)	(2,794)
$1.5625 per Series C preferred share	—	—	—	—	—	—	—	—	—	(524)	—	(524)	—	—	(524)
$1.6250 per Series E preferred share	—	—	—	—	—	—	—	—	—	(7,472)	—	(7,472)		—	(7,472)
Distributions, net	—	—	—	—	—	—	—	—	—	—	—	—		(14,317)	(14,317)
Shares issued pursuant to merger transactions	—	—	—	—	—	—	30,252,764	3	437,308	—	—	437,311		—	437,311
OP units issued pursuant to merger transactions	—	—	—	—	—	—	—	—	—	—	—	—		20,745	20,745
Non-controlling interest acquired in merger transaction	—	—	—	—	—	—	—	—	—	—	—	—		82,524	82,524
Retirement of OP units	—	—	—	—	—	—	—	—	—	—	—	—		(2,000)	(2,000)
Equity issuances	—	—	—	—	—	—	8,100,926	—	124,515	—	—	124,515		—	124,515
Offering costs	—	—	—	—	—	—	—	—	(1,178)	—	—	(1,178)		(10)	(1,188)
Equity component of 2017 convertible note issuance	—	—	—	—	—	—	—	—	(443)	—	—	(443)		(5)	(448)
Sale of subsidiary interest to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—		167	167
Stock-based compensation	—	—	—	—	—	—	409,642	—	6,196	—	—	6,196		—	6,196
Share repurchases	—	—	—	—	—	—	(4,077,741)	—	(42,622)	—	—	(42,622)		—	(42,622)
Reallocation of non-controlling interest	—	—	—	—	—	—	—	—	(1,555)	—	128	(1,427)		1,427	—
Net income	—	—	—	—	—	—	—	—	—	194,263	—	194,263		8,900	203,163
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(3,764)	(3,764)		15	(3,749)
Balance at December 31, 2022	—	$—	—	$—	4,600,000	$111,378	110,523,641	$11	$1,684,074	$4,994	$(9,369)	$1,791,088		$99,146	$1,890,234
Dividend declared:
Common Stock ($1.46 per share)	—	—	—	—	—	—	—	—	—	(212,035)	—	(212,035)		—	(212,035)
OP units	—	—	—	—	—	—	—	—	—	—	—	—		(2,169)	(2,169)
$1.5625 per Series C preferred share	—	—	—	—	—	—	—	—	—	(524)	—	(524)		—	(524)
$1.6250 per Series E preferred share	—	—	—	—	—	—	—	—	—	(7,473)	—	(7,473)		—	(7,473)
Distributions, net	—	—	—	—	—	—	(503)	—	(6)	—	—	(6)		(187)	(193)
Shares issued pursuant to merger transactions	—	—	—	—	—	—	62,229,429	6	637,223	—	—	637,229		—	637,229
Equity issuances	—	—	—	—	—	—	—	—	125	—	—	125		—	125
Offering costs	—	—	—	—	—	—	—	—	(226)	—	—	(226)		(2)	(228)
Equity component of 2017 convertible note issuance	—	—	—	—	—	—	—	—	(191)	—	—	(191)		(3)	(194)
Stock-based compensation	—	—	—	—	—	—	1,266,615	—	15,622	—	—	15,622		—	15,622
Conversion of OP units into common stock	—	—	—	—	—	—	263,401	—	2,842	—	—	2,842		(2,842)	—
Share repurchases	—	—	—	—	—	—	(2,006,478)	—	(21,845)	—	—	(21,845)		—	(21,845)
Reallocation of non-controlling interest	—	—	—	—	—	—	—	—	4,371	—	17	4,388		(4,388)	—
Net income	—	—	—	—	—	—	—	—	—	339,451	—	339,451		8,960	348,411
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(8,508)	(8,508)		(51)	(8,559)
Balance at December 31, 2023	—	$—	—	$—	4,600,000	$111,378	172,276,105	$17	$2,321,989	$124,413	$(17,860)	$2,539,937		$98,464	$2,638,401

See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Cash Flows From Operating Activities:
Net income	$348,411	$203,163	$159,974
Net income (loss) from discontinued operations, net of tax	(2,834)	43,612	42,673
Net income from continuing operations	351,245	159,551	117,301
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	66,526	2,433	(23,932)
Stock-based compensation	7,550	7,495	6,920
Provision for loan losses	7,230	34,442	8,049
Impairment loss on real estate owned, held for sale	8,638	4,033	2,293
Repair and denial reserve	(3,872)	(8,879)	10,168
Provision for loan losses on purchased future receivables	8,989	3,357	1,296
Loans, held for sale, net	18,062	192,094	(83,632)
Net income (loss) of unconsolidated joint ventures, net of distributions	2,933	(9,328)	561
Realized (gains) losses, net	(66,357)	(52,283)	(68,881)
Unrealized (gains) losses, net	(8,867)	(23,484)	(23,166)
Gain on bargain purchase	(207,972)	—	—
Changes in operating assets and liabilities:
Purchased future receivables, net	(10,226)	(3,731)	8,140
Derivative instruments	12,369	56,898	(63,430)
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	(28,027)	(32,056)	6,182
Receivable from third parties	(21,313)	14,106	9,729
Other assets	(91,891)	(3,409)	(1,161)
Accounts payable and other accrued liabilities	55,840	(56,504)	3,661
Net cash provided by (used for) operating activities from continuing operations	$100,857	$284,735	$(89,902)
Net cash provided by (used for) operating activities from discontinued operations	(49,727)	74,413	55,461
Net cash provided by (used for) operating activities	$51,130	$359,148	$(34,441)
Cash Flows From Investing Activities:
Origination of loans	(1,005,137)	(3,303,318)	(3,826,182)
Purchase of loans	—	(669,137)	(137,182)
Proceeds from disposition and principal payment of loans	1,779,990	1,471,118	973,111
Origination of Paycheck Protection Program loans	—	—	(2,129,830)
Purchase of Paycheck Protection Program loans	—	—	(3,866)
Proceeds from disposition and principal payment of Paycheck Protection Program loans	160,996	734,211	1,401,330
Funding of investments held to maturity	(140)	(5,848)	—
Proceeds from principal payments of investments held to maturity	—	27,006	—
Proceeds from sale and principal payment of mortgage-backed securities	8,059	61,504	2,015,907
Funding of real estate, held for sale	(12,463)	(10,972)	—
Proceeds from sale of real estate, held for sale	78,001	7,519	41,746
Investment in unconsolidated joint ventures	(25,186)	(122,391)	(59,714)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	7,573	154,226	18,307
Payment of liabilities under participation agreements, net of proceeds received	(9,051)	(19,015)	—
Net cash provided by (used for) business acquisitions	38,710	123,566	(11,536)
Net cash provided by (used for) investing activities from continuing operations	$1,021,352	$(1,551,531)	$(1,717,909)
Net cash used for investing activities from discontinued operations	(1,908)	(4,897)	(496)
Net cash provided by (used for) investing activities	$1,019,444	$(1,556,428)	$(1,718,405)
Cash Flows From Financing Activities:
Proceeds from secured borrowings	4,127,416	7,770,435	7,756,474
Repayment of secured borrowings	(4,692,079)	(7,413,701)	(8,310,369)
Proceeds from the Paycheck Protection Program Liquidity Facility borrowings	—	—	2,299,167
Repayment of the Paycheck Protection Program Liquidity Facility borrowings	(164,975)	(740,494)	(1,433,938)
Proceeds from issuance of securitized debt obligations of consolidated VIEs	1,120,815	2,387,288	1,993,111
Repayment of securitized debt obligations of consolidated VIEs	(976,790)	(675,843)	(673,069)
Proceeds from corporate debt	—	220,146	303,511
Repayment of corporate debt	—	—	(50,000)
Proceeds from senior secured note	—	—	350,000
Repayment of senior secured note	—	—	(180,294)
Repayment of convertible note	(115,000)	—	—
Repayment of guaranteed loan financing	(154,441)	(109,279)	(70,388)
Payment of deferred financing costs	(32,210)	(43,937)	(46,938)
Payment of contingent consideration	(9,000)	(9,000)	—
Proceeds from issuance of equity, net of issuance costs	108	123,490	165,050
Preferred stock redemption	—	—	(98,241)
Common stock repurchased	(18,108)	(36,969)	—
Settlement of share-based awards in satisfaction of withholding tax requirements	(3,948)	(5,817)	(1,293)
Dividend payments	(215,089)	(187,832)	(111,924)
Tender offer of preferred shares	—	—	(11,133)
Distributions to non-controlling interests, net	(6)	(14,317)	59,172
Net cash provided by (used for) financing activities from continuing operations	$(1,133,307)	$1,264,170	$1,938,898
Net cash provided by (used for) financing activities from discontinued operations	48,220	(93,191)	(63,206)
Net cash provided by (used for) financing activities	$(1,085,087)	$1,170,979	$1,875,692
Net increase (decrease) in cash, cash equivalents, and restricted cash	(11,098)	(2,626)	131,087
Cash, cash equivalents, and restricted cash beginning balance	273,604	276,230	145,143
Cash, cash equivalents, and restricted cash ending balance	$262,506	$273,604	$276,230
Supplemental disclosures:
Cash paid for interest	$661,169	$355,230	$186,095
Cash paid for income taxes	$2,008	$29,164	$13,375
Non-cash investing activities
Loans transferred from loans, held for sale to loans, net	$68,661	$3,987	$—
Loans transferred from loans, net to loans, held for sale	$3,641	$3,093	$—
Paid-in-kind accrued interest	$42,148	$—	$—
Consolidation of assets in securitization trusts	$689,079	$—	$—
Loans transferred to real estate owned, held for sale	$56,900	$1,598	$9,015
Investments held to maturity transferred to real estate owned	$—	$29,904	$—
Contingent consideration in connection with acquisitions	$—	$25,000	$12,400
Non-cash financing activities
Shares and OP units issued in connection with merger transactions	$637,229	$458,056	$239,537
Retirement of OP units	$—	$2,000	$—
Consolidation of borrowings in securitization trusts	$689,079	$—	$—
Share-based component of incentive fees	$—	$—	$1,386
Conversion of OP units to common stock	$2,842	$—	$13,207
Cash, cash equivalents, and restricted cash reconciliation
Cash and cash equivalents	$138,532	$147,399	$192,970
Restricted cash	30,063	48,146	41,032
Cash, cash equivalents, and restricted cash in assets of consolidated VIEs	93,911	78,059	42,228
Cash, cash equivalents, and restricted cash ending balance	$262,506	$273,604	$276,230

See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION

NOTES TO the CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Ready Capital Corporation (the “Company” or “Ready Capital” and together with its subsidiaries “we,” “us” and “our”), is a Maryland corporation. The Company is a multi-strategy real estate finance company that originates, acquires, finances and services lower-to-middle-market commercial real estate (“LMM”) loans, Small Business Administration (“SBA”) loans, construction loans, and to a lesser extent, mortgage-backed securities (“MBS”) collateralized primarily by LMM loans, or other real estate-related investments. LMM loans represent a special category of commercial loans, sharing both commercial and residential loan characteristics. LMM loans are generally secured by first mortgages on commercial properties, but because LMM loans are also often accompanied by collateralization of personal assets and subordinate lien positions, aspects of residential mortgage credit analysis are utilized in the underwriting process.

The Company is externally managed and advised by Waterfall Asset Management, LLC (“Waterfall” or the “Manager”), an investment advisor registered with the United States Securities and Exchange Commission (“SEC”) under the Investment Advisors Act of 1940, as amended.

Sutherland Partners, L.P. (the “operating partnership”) holds substantially all of the Company’s assets and conducts substantially all of the Company’s business. As of December 31, 2023 and December 31, 2022, the Company owned approximately 99.2% and 98.6% of the operating partnership, respectively. The Company, as sole general partner of the operating partnership, has responsibility and discretion in the management and control of the operating partnership, and the limited partners of the operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the operating partnership. Therefore, the Company consolidates the operating partnership.

Acquisitions

Broadmark. On May 31, 2023, the Company, Broadmark Realty Capital Inc., a Maryland corporation (“Broadmark”), and RCC Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Ready Capital (“RCC Merger Sub”), completed a merger (such transaction, the “Broadmark Merger”) in which Broadmark merged with and into RCC Merger Sub, with RCC Merger Sub remaining as a wholly owned subsidiary of the Company.

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

Loans, held-for-investment. Loans, held-for-investment are loans acquired from third parties (“acquired loans”), loans originated by the Company that it does not intend to sell, or securitized loans that were previously originated. Certain securitized loans remain on the Company’s balance sheet because the securitization vehicles are consolidated under ASC 810. Acquired loans are recorded at the valuation at the time of acquisition and are accounted for under ASC 310, Receivables.

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

Non-accrual loans. A loan is placed on nonaccrual status when it is probable that principal and interest will not be collected under the original contractual terms. At that time, interest income is no longer accrued. Non-accrual loans consist of loans for which principal or interest has been delinquent for 90 days or more and for which specific reserves are recorded, including purchased credit-deteriorated (“PCD”) loans. Interest income accrued, but not collected, at the date loans are placed on non-accrual status is reversed, unless the loan is expected to be fully recoverable by the collateral or is in the process of being collected. Interest income is subsequently recognized only to the extent it is received in cash or until the loan qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Loans are restored to accrual status only when contractually current and the collection of future payments is reasonably assured. For construction loans that have been delinquent for 90 days or more, interest income may continue to accrue if it is probable that principal and interest will be collected in full, either through payments or payments in kind, under the terms of the agreement.

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

Loans, held for sale, at fair value

Loans, held for sale, at fair value are loans that are expected to be sold to third parties in the near term for which the fair value option has been elected. Interest is recognized as interest income in the consolidated statements of income when earned and deemed collectible. For loans originated through the LMM Commercial Real Estate and Small Business Lending segments, changes in fair value are recurring and are reported as net unrealized gain (loss) on financial instruments in the consolidated statements of income. For originated SBA loans, the guaranteed portion is at fair value.

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

Mortgage-backed securities

The Company accounts for MBS as trading securities and carries them at fair value under ASC 320, Investments-Debt and Equity Securities (“ASC 320”). The Company’s MBS portfolio is comprised of asset-backed securities collateralized by interest in, or obligations backed by, pools of LMM loans,  which are guaranteed by the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”), or guaranteed by federally sponsored enterprises, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”).  Purchases and sales of MBS are recorded as of the trade date. MBS securities pledged as collateral against borrowings under repurchase agreements are included in mortgage-backed securities on the consolidated balance sheets.

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

Derivative instruments

Subject to maintaining qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, comprised of interest rate swaps and FX forwards as part of its risk management strategy. The Company accounts for derivative instruments under ASC 815, Derivatives and Hedging (“ASC 815”). All derivatives are reported as either assets or liabilities in the consolidated balance sheets at the estimated fair value with the changes in the fair value recorded in earnings unless hedge accounting is elected. As of December 31, 2023 and December 31, 2022, the Company had offset $34.4 million and $41.8 million of cash collateral payable against gross derivative asset positions, respectively.

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

Servicing rights relating to the Company’s servicing of loans guaranteed by the SBA under its Section 7(a) loan program and multi-family servicing rights are accounted for under ASC 860, Transfers and Servicing (“ASC 860”). A significant portion of the Company’s multi-family servicing rights are under the Freddie Mac program.

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

The qualitative assessment requires judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, macroeconomic conditions, industry and market conditions and relevant entity specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. In the fourth quarter of 2023, as a result of the qualitative assessment, the Company determined that it was more likely than not that the estimated fair value of each of the reporting units exceeded its respective estimated carrying value. Therefore, goodwill for each reporting unit was not impaired and a quantitative test was not required.

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

Due from servicers

The loan-servicing activities of the Company’s LMM Commercial Real Estate segment are performed primarily by third-party servicers. SBA loans originated by and held at RCL are internally serviced. The Company’s servicers hold substantially all of the cash owned by the Company related to loan servicing activities. These amounts include principal and interest payments made by borrowers, net of advances and servicing fees. Cash is generally received within thirty days of recording the receivable.

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

Borrowings under credit facilities and other financing agreements. Borrowings under credit facilities and other financing agreements are accounted for under ASC 470, Debt (“ASC 470”). The Company partially finances its loans, net through credit agreements and other financing agreements with various counterparties. These borrowings are collateralized by loans, held-for-investment, and loans, held for sale and have maturity dates within two years from the consolidated balance sheet date. If the fair value (as determined by the applicable counterparty) of the collateral securing these borrowings decreases, the Company may be subject to margin calls during the period the borrowings are outstanding. In instances where margin calls are not satisfied within the required time frame the counterparty may retain the collateral and pursue collection of any outstanding debt. Interest paid and accrued in connection with credit facilities is recorded as interest expense in the consolidated statements of income.

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

Convertible note, net

ASC 470 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires that the initial proceeds from the sale of these notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The Company measured the estimated fair value of the debt component of its convertible notes as of the issuance date based on its nonconvertible debt borrowing rate. The equity components of the Company’s 7.00% convertible senior notes due 2023 (“Convertible Notes”) have been reflected within additional paid-in capital in the Company’s consolidated balance sheet, and the resulting debt discount is amortized over the period during which the Convertible Notes were outstanding (through the maturity date) as additional non-cash interest expense.

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

The Company has elected the fair value option for certain loans held-for-sale originated by the Company that it intends to sell in the near term. The fair value elections for loans, held for sale originated by the Company were made due to the short-term nature of these instruments. This includes loans originated in round one of the PPP. The Company additionally elected the fair value option for certain investments in unconsolidated joint ventures due to their short-term tenor.

Share repurchase program

The Company accounts for repurchases of its common stock as a reduction in additional paid in capital. The amounts recognized represent the amount paid to repurchase these shares and are categorized on the balance sheet and changes in equity as a reduction in additional paid in capital.

Earnings per share

The Company presents both basic and diluted earnings per share (“EPS”) amounts in its consolidated financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from the Company’s share-based compensation, consisting of unvested restricted stock units (“RSUs”), unvested restricted stock awards (“RSAs”), performance-based equity awards, as well as the dilutive impact of the Convertible Notes (for the periods during which they were outstanding), convertible preferred stock and CERs under the if-converted method and warrants under the treasury stock method. Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

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

Interest income. Interest income on loans, held-for-investment, loans, held at fair value, loans, held for sale, and MBS, at fair value is accrued based on the outstanding principal amount and contractual terms of the instrument. Discounts or premiums associated with the loans and investment securities are amortized or accreted into interest income as a yield adjustment on the effective interest method, based on contractual cash flows through the maturity date of the investment. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to the accrual status of the asset. If the asset has been delinquent for the previous 90 days, the asset status will turn to non-accrual, and recognition of interest income will be suspended until the asset resumes contractual payments for three consecutive months.

Employee retention credit consulting income. In connection with the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which provided numerous stimulus measures including the employee retention credit (“ERC”), the Company provided consulting services whereby ERC requests received were processed on the client’s behalf. Income related to ERC consulting are recorded in accordance with ASC 606 and recognized when the performance obligation has been satisfied.  In addition, the Company estimates an allowance for doubtful accounts in accordance with ASC 310 using historical data and other relevant factors, such as collection rate, to determine the uncollectible reserve rate. While the Company has a formal methodology to determine the adequate and appropriate level of the allowance for doubtful accounts, estimates of losses involve judgment and assumptions as to various factors, including current economic conditions. Accordingly, the provision for losses will vary from period to period based on management's ongoing assessment of the adequacy of the allowance for doubtful accounts. Employee retention credit consulting income is reported as other income and the provision for losses is reported as other expense in the consolidated statements of income.

Realized gains (losses). Upon the sale or disposition (not including the prepayment of outstanding principal balance) of loans or securities, the excess (or deficiency) of net proceeds over the net carrying value or cost basis of such loans or securities is recognized as a realized gain (loss).

Origination income and expense. Origination income represents fees received for origination of either loans, held at fair value, loans, held for sale, or loans, held-for-investment. For loans held, at fair value, and loans, held for sale , pursuant to ASC 825 the Company reports origination fee income as revenue and fees charged and costs incurred as expenses. These fees and costs are excluded from the fair value. For originated loans, held-for-investment, under ASC 310 the Company defers these origination fees and costs at origination and amortizes them under the effective interest method over the life of the loan. Origination fees and expenses for loans, held at fair value and loans, held for sale, are presented in the consolidated statements of income as components of other income and operating expenses. The amortization of net origination fees and expenses for loans, held-for-investment are presented in the consolidated statements of income as a component of interest income.

Assets and Liabilities Held for Sale

The Company classifies long-lived assets or a disposal group to be sold as held for sale in the period when all the necessary criteria are met. The criteria includes (i) management, having the authority to approve the action, commits to a plan to sell the asset or the disposal group (ii) the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated (iv) the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year (v) the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group, if material, in the line items assets or liabilities held for sale, respectively, on the consolidated balance sheets. A long-lived asset or disposal group that is classified as held for sale is measured at the lower of its cost or estimated fair value less any costs to sell. The fair values of assets held for sale are assessed each reporting period and changes in such fair values are reported as an adjustment to the carrying value of the asset or disposal group with an offset on the consolidated statements of income, to the extent that any subsequent changes in fair value do not exceed the cost basis of the asset or disposal group. Any loss resulting from the transfer of long-lived assets or disposal groups to assets held for sale is recognized in the period in which the held for sale criteria are met.

Discontinued Operations

The results of operations of long-lived assets or a disposal group that the Company has either disposed of or has classified as held for sale is reported as discontinued operations on the consolidated statements of income if the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results.

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

Note 4. Recent accounting pronouncements

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures Issued December 2023

This ASU improves income tax disclosure requirements, primarily through standardization of rate reconciliation categories and disaggregation of income taxes paid by jurisdiction. The ASU is effective in reporting periods beginning after December 15, 2024 on a prospective or retrospective basis. Early adoption is permitted. The Company is currently assessing the impact upon adoption of this standard on the consolidated financial statements.

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures Issued November 2023

This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”). The ASU is effective in reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. The Company is currently assessing the impact upon adoption of this standard on the consolidated financial statements.

ASU 2023-06, Disclosure Improvements-Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative Issued October 2023

This ASU amends various disclosure and presentation requirements in response to the SEC’s Release No. 33-10532 by aligning them with the SEC’s regulations. The effective date for each amendment will be determined for each individual disclosure based on the effective date of the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K. However, if by June 30, 2027, the SEC has not removed the applicable disclosure from its regulations, the ASU will not become effective. Early adoption is prohibited and the amendments to the various topics should be applied on a prospective basis.

ASU 2023-05, Business Combinations- Joint Venture Formations (Topic 805): Recognition and Initial Measurement Issued August 2023

This ASU applies to the formation of a “joint venture” or a “corporate joint venture” and requires a joint venture to initially measure all contributions received upon its formation at fair value and is applicable to joint venture entities with a formation date on or after January 1, 2025 on a prospective basis. The Company is currently assessing the impact of the adoption of this standard on the consolidated financial statements.

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

Broadmark Merger

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

The table below summarizes the fair value of assets acquired and liabilities assumed from the Broadmark Merger.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Assets
Cash and cash equivalents	$38,710	$—	$38,710
Loans, net	772,954	(8,587)	764,367
Real estate owned, held for sale	158,911	(5,365)	153,546
Other assets	17,107	(7,151)	9,956
Total assets acquired	$987,682	$(21,103)	$966,579
Liabilities
Corporate debt, net	98,028	—	98,028
Accounts payable and other accrued liabilities	22,531	819	23,350
Total liabilities assumed	$120,559	$819	$121,378
Net assets acquired	$867,123	$(21,922)	$845,201

In a business combination, the initial allocation of the purchase price is considered preliminary and therefore, is subject to change until the end of the measurement period. The final determination must occur within one year of the merger date. Because the measurement period is still open for the Broadmark Merger, certain fair value estimates may change once all information necessary to make a final fair value assessment has been received. The amounts presented in the table above pertained to the preliminary purchase price allocation reported at the time of the Broadmark Merger based on information that was available to management at the time the consolidated financial statements were prepared. The preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value of the assets acquired and liabilities assumed, which could have an impact on the consolidated financial statements. Subsequent to the determination of the preliminary purchase price allocation, the Company recorded a measurement period adjustment based on the updated valuations obtained by decreasing net assets acquired and the bargain purchase gain by $21.9 million.

The table below illustrates the aggregate consideration transferred, net assets acquired, and the related bargain purchase gain.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Fair value of net assets acquired	$867,123	$(21,922)	$845,201
Consideration transferred based on the value of common stock issued	637,229	—	637,229
Bargain purchase gain	$229,894	$(21,922)	$207,972

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

	Year Ended December 31,
(in thousands)	2023	2022
Selected Financial Data
Interest income	$984,892	$777,248
Interest expense	(721,239)	(409,412)
Provision for loan losses	(11,864)	(72,708)
Non-interest income	410,081	265,117
Non-interest expense	(274,981)	(413,022)
Income before provision for income taxes	$386,889	$147,223
Income tax expense	(7,174)	(29,733)
Net income	$379,715	$117,490

Non-recurring pro-forma transaction costs directly attributable to the Broadmark Merger were $30.7 million for each of the years ended December 31, 2023 and 2022, and have been deducted from the non-interest expense amount above. These costs included legal, accounting, valuation, and other professional or consulting fees directly attributable to the Broadmark Merger.

Mosaic Mergers

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

The table below summarizes the fair value of assets acquired and liabilities assumed from the Mosaic Mergers.

(in thousands)	March 16, 2022
Assets
Cash and cash equivalents	$100,236
Restricted cash	23,330
Loans, net	412,745
Investments held to maturity	161,567
Real estate owned, held for sale	44,748
Other assets	19,952
Total assets acquired	$762,578
Liabilities
Secured borrowings	66,202
Loan participations sold	73,656
Due to third parties	24,301
Accounts payable and other accrued liabilities	38,781
Total liabilities assumed	$202,940
Net assets acquired	$559,638
Non-controlling interests	(82,524)
Net assets acquired, net of non-controlling interests	$477,114

The table below illustrates the aggregate consideration transferred, net assets acquired, and the related goodwill.

(in thousands)	March 16, 2022
Fair value of net assets acquired	$477,114

Consideration transferred based on the value of Class B shares issued	437,311
Consideration transferred based on the value of OP units issued	20,745
Fair value of CERs issued	25,000
Total consideration transferred	$483,056

Goodwill	$(5,942)

The table above includes contingent consideration in the form of CERs valued at approximately $25.0 million or $0.83 per CER. As of December 31, 2023, the CERs were valued at approximately $7.6 million or $0.25 per CER. See Note 7 for more information about the valuation of the CERs. As of December 31, 2023, the goodwill recorded in connection with the Mosaic Mergers has been allocated to the LMM Commercial Real Estate segment.

Note 6. Loans and allowance for credit losses

Loans includes (i) loans held for investment that are accounted for at amortized cost net of allowance for credit losses or (ii) loans held at fair value under the fair value option and (iii) loans held for sale, at fair value that are accounted for at the lower of cost or fair value. The classification for a loan is based on product type and management’s strategy for the loan.

Loans with the “Other” classification are generally LMM acquired loans that have nonconforming characteristics for the Fixed rate, Bridge, Construction, or Freddie Mac classifications due to loan size, rate type, collateral, or borrower criteria.

Loan portfolio

The table below summarizes the classification, UPB, and carrying value of loans held by the Company including loans of consolidated VIEs.

	December 31, 2023		December 31, 2022
(in thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Bridge	$1,444,770	$1,448,281	$2,236,333	$2,247,173
Fixed rate	247,476	241,674	182,415	175,285
Construction	1,207,783	1,212,526	445,814	448,923
Freddie Mac	9,500	9,719	10,040	9,932
SBA – 7(a)	995,974	1,003,323	491,532	509,672
Other	196,087	198,499	266,702	270,748
Total Loans, before allowance for loan losses	$4,101,590	$4,114,022	$3,632,836	$3,661,733
Allowance for loan losses	$(81,430)	$—	$(61,037)	$—
Total Loans, net	$4,020,160	$4,114,022	$3,571,799	$3,661,733
Loans in consolidated VIEs
Bridge	5,370,251	5,389,535	5,098,539	5,134,790
Fixed rate	790,068	790,967	856,345	856,914
SBA – 7(a)	213,892	227,636	64,226	70,904
Other	257,289	258,029	322,070	322,975
Total Loans, in consolidated VIEs, before allowance for loan losses	$6,631,500	$6,666,167	$6,341,180	$6,385,583
Allowance for loan losses on loans in consolidated VIEs	$(20,175)	$—	$(29,482)	$—
Total Loans, net, in consolidated VIEs	$6,611,325	$6,666,167	$6,311,698	$6,385,583
Loans, held for sale, at fair value
Fixed rate	—	—	60,551	68,280
Freddie Mac	20,955	20,729	13,791	13,611
SBA – 7(a)	59,421	55,769	44,037	41,674
Other	1,223	1,297	5,356	4,414
Total Loans, held for sale, at fair value	$81,599	$77,795	$123,735	$127,979
Total Loans, net and Loans, held for sale, at fair value	$10,713,084	$10,857,984	$10,007,232	$10,175,295
Paycheck Protection Program loans
Paycheck Protection Program loans, held-for-investment	34,432	35,637	186,409	196,222
Paycheck Protection Program loans, held at fair value	165	165	576	576
Total Paycheck Protection Program loans	$34,597	$35,802	$186,985	$196,798
Total Loan portfolio	$10,747,681	$10,893,786	$10,194,217	$10,372,093

Loan vintage and credit quality indicators

The Company monitors the credit quality of its loan portfolio based on primary credit quality indicators, such as delinquency rates. Loans that are 30 days or more past due, provide an indication of the borrower’s capacity and willingness to meet its financial obligations. Total Loans, net includes Loans, net in consolidated VIEs and a specific allowance for loan losses of $57.1 million, including $21.4 million of PCD loan reserves as of December 31, 2023, and a specific allowance for loan losses of $32.8 million, including $16.0 million of PCD loan reserves, as of December 31, 2022.

The tables below summarize the classification, UPB, carrying value and gross write-offs of loans by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2023	2022	2021	2020	2019	Pre 2019	Total
December 31, 2023
Bridge	$6,837,816	$323,648	$2,956,697	$2,949,521	$288,647	$166,266	$111,303	$6,796,082
Fixed rate	1,032,641	4,007	110,800	207,510	90,794	318,077	300,642	1,031,830
Construction	1,212,526	108,218	253,100	182,920	73,370	434,151	128,876	1,180,635
Freddie Mac	9,719	—	—	3,810	5,690	—	—	9,500
SBA - 7(a)	1,230,959	151,878	353,871	318,208	115,019	76,080	189,622	1,204,678
Other	456,528	2,599	4,877	18,549	8,708	43,724	374,776	453,233
Total Loans, before general allowance for loan losses	$10,780,189	$590,350	$3,679,345	$3,680,518	$582,228	$1,038,298	$1,105,219	$10,675,958
General allowance for loan losses								$(44,473)
Total Loans, net								$10,631,485
Gross write-offs		$100	$950	$3,236	$258	$360	$25,731	$30,635
	UPB	2022	2021	2020	2019	2018	Pre 2018	Total
December 31, 2022
Bridge	$7,381,963	$2,942,695	$3,575,213	$355,647	$288,957	$137,463	$27,971	$7,327,946
Fixed rate	1,032,199	96,897	154,077	92,080	343,500	134,666	213,406	1,034,626
Construction	448,923	27,532	—	10,000	348,622	42,651	—	428,805
Freddie Mac	9,932	—	3,891	6,149	—	—	—	10,040
SBA - 7(a)	580,576	110,549	79,946	36,853	77,449	89,085	158,378	552,260
Other	593,723	5,893	17,015	10,393	74,762	13,832	465,635	587,530
Total Loans, before general allowance for loan losses	$10,047,316	$3,183,566	$3,830,142	$511,122	$1,133,290	$417,697	$865,390	$9,941,207
General allowance for loan losses								$(57,710)
Total Loans, net								$9,883,497

The tables below present delinquency information on loans, net by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2023	2022	2021	2020	2019	Pre 2019	Total
December 31, 2023
Current	$9,632,399	$574,507	$3,351,046	$3,409,643	$495,433	$881,868	$875,348	$9,587,845
30 – 59 days past due	172,355	582	59,988	80,684	510	22,586	7,148	171,498
60+ days past due	975,435	15,261	268,311	190,191	86,285	133,844	222,723	916,615
Total Loans, before general allowance for loan losses	$10,780,189	$590,350	$3,679,345	$3,680,518	$582,228	$1,038,298	$1,105,219	$10,675,958
General allowance for loan losses								$(44,473)
Total Loans, net								$10,631,485
	UPB	2022	2021	2020	2019	2018	Pre 2018	Total
December 31, 2022
Current	$9,663,456	$3,098,103	$3,826,008	$500,807	$1,060,723	$298,208	$810,085	$9,593,934
30 – 59 days past due	111,992	85,403	3,483	1,634	6,654	11,190	1,948	110,312
60+ days past due	271,868	60	651	8,681	65,913	108,299	53,357	236,961
Total Loans, before general allowance for loan losses	$10,047,316	$3,183,566	$3,830,142	$511,122	$1,133,290	$417,697	$865,390	$9,941,207
General allowance for loan losses								$(57,710)
Total Loans, net								$9,883,497

The table below presents delinquency information on loans, net by portfolio.

(in thousands)	Current	30-59 days past due	60+ days past due	Total	Non-Accrual Loans	90+ days past due and Accruing
December 31, 2023
Bridge	$6,186,367	$87,163	$522,552	$6,796,082	$339,073	$—
Fixed rate	986,755	21,798	23,277	1,031,830	13,928	—
Construction	782,123	49,694	348,818	1,180,635	241,751	82,781
Freddie Mac	9,500	—	—	9,500	2,695	—
SBA – 7(a)	1,179,231	8,619	16,828	1,204,678	30,549	40
Other	443,869	4,224	5,140	453,233	6,005	—
Total Loans, before general allowance for loan losses	$9,587,845	$171,498	$916,615	$10,675,958	$634,001	$82,821
General allowance for loan losses				$(44,473)
Total Loans, net				$10,631,485
Percentage of loans outstanding	89.8%	1.6%	8.6%	100%	5.9%	0.8%
December 31, 2022
Bridge	$7,120,162	$94,823	$112,961	$7,327,946	$113,360	$—
Fixed rate	993,832	8,101	32,693	1,034,626	28,719	—
Construction	372,812	—	55,993	428,805	55,993	—
Freddie Mac	6,947	—	3,093	10,040	3,093	—
SBA – 7(a)	541,378	6,690	4,192	552,260	12,790	—
Other	558,803	698	28,029	587,530	27,544	—
Total Loans, before general allowance for loan losses	$9,593,934	$110,312	$236,961	$9,941,207	$241,499	$—
General allowance for loan losses				$(57,710)
Total Loans, net				$9,883,497
Percentage of loans outstanding	96.5%	1.1%	2.4%	100%	2.4%	0.0%

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

The table below presents quantitative information on the credit quality of loans, net.

	LTV(1)
(in thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
December 31, 2023
Bridge	$2,308	$97,309	$756,353	$5,781,651	$82,517	$75,944	$6,796,082
Fixed rate	5,222	36,021	449,804	517,628	19,965	3,190	1,031,830
Construction	25,173	94,856	532,730	355,631	119,191	53,054	1,180,635
Freddie Mac	—	—	2,995	6,505	—	—	9,500
SBA – 7(a)	10,627	56,061	172,743	404,102	226,327	334,818	1,204,678
Other	127,310	159,386	81,291	68,451	14,124	2,671	453,233
Total Loans, before general allowance for loan losses	$170,640	$443,633	$1,995,916	$7,133,968	$462,124	$469,677	$10,675,958
General allowance for loan losses							$(44,473)
Total Loans, net							$10,631,485
Percentage of loans outstanding	1.6%	4.2%	18.7%	66.8%	4.3%	4.4%
December 31, 2022
Bridge	$717	$104,606	$700,835	$6,331,353	$167,521	$22,914	$7,327,946
Fixed rate	9,102	35,459	386,040	578,456	17,056	8,513	1,034,626
Construction	10,817	12,910	26,387	349,085	24,142	5,464	428,805
Freddie Mac	—	—	3,056	6,984	—	—	10,040
SBA – 7(a)	7,275	45,366	92,592	189,733	78,577	138,717	552,260
Other	173,720	214,370	115,934	70,124	8,153	5,229	587,530
Total Loans, before general allowance for loan losses	$201,631	$412,711	$1,324,844	$7,525,735	$295,449	$180,837	$9,941,207
General allowance for loan losses							$(57,710)
Total Loans, net							$9,883,497
Percentage of loans outstanding	2.0%	4.2%	13.3%	75.7%	3.0%	1.8%

(1) LTV is calculated by dividing the current carrying amount by the most recent collateral value received. The most recent value for performing loans is often the third-party as-is valuation utilized during the original underwriting process

The table below presents the geographic concentration of loans, net, secured by real estate.

Geographic Concentration (% of UPB)	December 31, 2023	December 31, 2022
Texas	18.6%	20.2%
California	11.4	11.1
Georgia	7.1	7.6
Florida	6.4	6.3
Arizona	6.1	6.8
Oregon	5.9	4.4
New York	4.8	5.5
North Carolina	4.1	4.2
Illinois	3.7	3.9
Washington	3.4	1.6
Other	28.5	28.4
Total	100.0%	100.0%

The table below presents the collateral type concentration of loans, net.

Collateral Concentration (% of UPB)	December 31, 2023	December 31, 2022
Multi-family	60.9%	67.0%
SBA	11.4	5.8
Mixed Use	8.4	8.1
Office	4.4	4.9
Industrial	4.3	5.0
Retail	4.3	5.5
Lodging	1.6	1.6
Other	4.7	2.1
Total	100.0%	100.0%

The table below presents the collateral type concentration of SBA loans within loans, net.

Collateral Concentration (% of UPB)	December 31, 2023	December 31, 2022
Lodging	23.4%	14.6%
Gasoline Service Stations	12.8	2.5
Eating Places	6.2	3.7
Child Day Care Services	5.6	5.7
Offices of Physicians	4.1	7.5
General Freight Trucking, Local	3.5	2.5
Grocery Stores	2.3	1.6
Coin-Operated Laundries and Drycleaners	1.9	0.8
Funeral Service & Crematories	1.4	1.2
Beer, Wine, and Liquor Stores	1.3	1.0
Other	37.5	58.9
Total	100.0%	100.0%

Allowance for credit losses

The allowance for credit losses consists of the allowance for losses on loans and lending commitments accounted for at amortized cost. Such loans and lending commitments are reviewed quarterly considering credit quality indicators, including probable and historical losses, collateral values, LTV ratios, and economic conditions.

The table below presents the allowance for loan losses by loan product and impairment methodology.

(in thousands)	Bridge	Fixed Rate	Construction	SBA – 7(a)	Other	Total
December 31, 2023
General	$17,302	$7,884	$3,722	$12,679	$2,886	$44,473
Specific	18,939	5,714	5,726	5,188	143	35,710
PCD	—	—	21,422	—	—	21,422
Ending balance	$36,241	$13,598	$30,870	$17,867	$3,029	$101,605
December 31, 2022
General	$42,979	$2,397	$325	$10,801	$1,208	$57,710
Specific	6,926	4,134	1,037	3,498	1,242	16,837
PCD	—	—	15,972	—	—	15,972
Ending balance	$49,905	$6,531	$17,334	$14,299	$2,450	$90,519

The table below presents a summary of the changes in the allowance for loan losses.

(in thousands)	Bridge	Fixed Rate	Construction	SBA – 7(a)	Other	Total
Year Ended December 31, 2023
Beginning balance	$49,905	$6,531	$17,334	$14,299	$2,450	$90,519
Provision for (recoveries of) loan losses	(13,045)	8,571	6,363	5,598	1,185	8,672
PCD (1)	—	—	32,862	—	—	32,862
Charge-offs and sales	(619)	(1,504)	(25,689)	(2,217)	(606)	(30,635)
Recoveries	—	—	—	187	—	187
Ending balance	$36,241	$13,598	$30,870	$17,867	$3,029	$101,605
Year Ended December 31, 2022
Beginning balance	$19,519	$6,861	$—	$12,180	$6,757	$45,317
Provision for (recoveries of) loan losses	31,086	(240)	1,362	2,971	(4,225)	30,954
PCD (2)	—	—	15,972	—	—	15,972
Charge-offs and sales	(700)	(90)	—	(1,536)	(82)	(2,408)
Recoveries	—	—	—	684	—	684
Ending balance	$49,905	$6,531	$17,334	$14,299	$2,450	$90,519
(1) Includes impact of measurement period adjustment related to the Broadmark Merger. See Note 5 for further details on assets acquired and liabilities assumed in connection with the Broadmark Merger.
(2) Includes impact of measurement period adjustment related to the Mosaic Mergers. See Note 5 for further details on assets acquired and liabilities assumed in connection with the Mosaic Mergers.

The table above excludes $0.7 million and $3.8 million of allowance for loan losses on unfunded lending commitments as of December 31, 2023 and 2022, respectively. Refer to Note 3 – Summary of Significant Accounting Policies for more information on accounting policies, methodologies and judgment applied to determine the allowance for loan losses and lending commitments.

Non-accrual loans

A loan is placed on nonaccrual status when it is probable that principal and interest will not be collected under the original contractual terms. At that time, interest income is no longer accrued.

The table below presents information on non-accrual loans.

(in thousands)	December 31, 2023	December 31, 2022
Non-accrual loans
With an allowance	$607,292	$197,101
Without an allowance	26,709	44,398
Total recorded carrying value of non-accrual loans	$634,001	$241,499
Allowance for loan losses related to non-accrual loans	$(50,796)	$(32,809)
UPB of non-accrual loans	$688,282	$277,095
Interest income on non-accrual loans for the year ended	$12,282	$5,721

Loan modifications made to borrowers experiencing financial difficulty

In certain situations, the Company may provide loan modifications to borrowers experiencing financial difficulty. These modifications may include interest rate reductions, principal forgiveness, term extensions, and other-than-insignificant payment delay intended to minimize the Company’s economic loss and to avoid foreclosure or repossession of collateral. Substantially all of the loan modifications provided by the Company consisted of a 12-month payment deferral and an 18-month addition to the weighted average life of the original loan term and were deemed to be continuation of the existing loans based on the Company’s analysis. As of December 31, 2023, the carrying value of such commercial real estate and SBA – 7(a) loans modified in 2023 were $467.9 million and $1.3 million, respectively or 4.4% of total Loans, net. These modified loans are predominantly comprised of loans secured by mixed use real estate.

The Company’s allowance for loan losses reflects estimates of expected life-time loan losses, which considers historical loan losses including losses from modified loans to borrowers experiencing financial difficulty. The Company continues to estimate the allowance for loan losses after modification using loan-specific inputs. Substantially all of the modified loans were performing in accordance with the modified contractual terms as of December 31, 2023.

The remaining elements of the Company’s modification programs are generally considered insignificant and do not have a material impact on financial results. On loans for which the Company determines foreclosure of the collateral is probable, expected losses are measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. As of December 31, 2023 and December 31, 2022, the Company’s total carrying amount of loans in the foreclosure process was $95.0 million and $34.9 million, respectively.

As of December 31, 2023, lending commitments to borrowers experiencing financial difficulty for which the Company has modified the loan terms was not material.

PCD loans

In 2023, based on updated valuations obtained, the Company recorded a measurement period adjustment of $5.2 million to increase the PCD allowance in connection with the Broadmark Merger. A reconciliation between the PCD asset’s UPB and purchase price is presented in the table below. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Broadmark Merger. The table below presents a reconciliation of the Company’s purchase price with the par value of the purchased loans.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
UPB	$244,932	$38,750	$283,682
Allowance for credit losses	(27,617)	(5,245)	(32,862)
Non-credit discount	(6,035)	(3,342)	(9,377)
Purchase price of loans classified as PCD	$211,280	$30,163	$241,443

The Company did not acquire any PCD loans during the three months ended December 31, 2023 and December 31, 2022.

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

The table below presents financial instruments carried at fair value on a recurring basis.

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets:
Money market funds (a)	$100,238	$—	$—	$100,238
Loans, held for sale, at fair value	—	81,599	—	81,599
Loans, net, at fair value	—	—	9,348	9,348
Paycheck Protection Program loans	—	165	—	165
MBS, at fair value	—	27,436	—	27,436
Derivative instruments	—	2,404	—	2,404
Investment in unconsolidated joint ventures	—	—	7,360	7,360
Preferred equity investment (b)	—	—	108,423	108,423
Total assets	$100,238	$111,604	$125,131	$336,973

Liabilities:
Derivative instruments	—	212	—	212
Contingent consideration	—	—	7,628	7,628
Total liabilities	$—	$212	$7,628	$7,840
December 31, 2022
Assets:
Money market funds (a)	$44,611	$—	$—	$44,611
Loans, held for sale, at fair value	—	62,812	60,924	123,736
Loans, net, at fair value	—	—	9,786	9,786
Paycheck Protection Program loans	—	576	—	576
MBS, at fair value	—	32,041	—	32,041
Derivative instruments	—	12,532	—	12,532
Investment in unconsolidated joint ventures	—	—	8,094	8,094
Preferred equity investment (b)	—	—	108,423	108,423
Total assets	$44,611	$107,961	$187,227	$339,799

Liabilities:
Derivative instruments	—	1,319	—	1,319
Contingent consideration	—	—	28,500	28,500
Total liabilities	$—	$1,319	$28,500	$29,819
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

(in thousands)	Fair Value	Predominant Valuation Technique (a)	Type	Range	Weighted Average
December 31, 2023
Investment in unconsolidated joint ventures	$7,360	Income Approach	Discount rate	9.0%	9.0%
Preferred equity investment	$108,423	Income Approach	Discount rate	10.0%	10.0%
Contingent consideration- Mosaic CER dividends	$(1,591)	Monte Carlo Simulation Model	Equity volatility | Risk-free rate of return | Discount rate	30.0% | 4.7% | 11.5%	30.0% | 4.7% | 11.5%
Contingent consideration- Mosaic CER units	$(6,037)	Income approach and PWERM Model	Revaluation discount rate | Discount rate	12.0% | 11.5%	12.0% | 11.5%
December 31, 2022
Investment in unconsolidated joint ventures	$8,094	Income Approach	Discount rate	9.0%	9.0%
Preferred equity investment	$108,423	Income Approach	Discount rate	10.5%	10.5%
Contingent consideration- Mosaic CER dividends	$(4,587)	Monte Carlo Simulation Model	Equity volatility | Risk-free rate of return | Discount rate	35.0% | 4.4% | 11.9%	35.0% | 4.4% | 11.9%
Contingent consideration- Mosaic CER units	$(14,913)	Income approach and PWERM Model	Revaluation discount rate | Discount rate	12.0% | 11.9%	12.0% | 11.9%
(a) Prices are weighted based on the unpaid principal balance of the loans and securities included in the range for each class.

Included within Level 3 assets of $125.1 million as of December 31, 2023 and $187.2 million as of December 31, 2022, is $9.3 million and $70.7 million, respectively of quoted or transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value. Included within Level 3 liabilities of $28.5 million as of December 31, 2022 is $9.0 million of quoted or transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value.

The table below presents a summary of changes in fair value for Level 3 assets and liabilities.

	Year Ended December 31,
(in thousands)	2023	2022
MBS
Beginning balance	$—	$1,581
Sales / Principal payments	—	(1,352)
Accreted discount, net	—	1
Realized gains (losses), net	—	(1,449)
Unrealized gains (losses), net	—	2,688
Transfer to (from) Level 3	—	(1,469)
Ending balance	$—	$—
Loans, net
Beginning balance	9,786	10,766
Unrealized gains (losses), net	(438)	(980)
Ending balance	$9,348	$9,786
Loans, held for sale
Beginning balance	60,924	231,865
Purchases or Originations	—	23,470
Sales / Principal payments	(22)	(155,380)
Realized gains (losses), net	—	(16,658)
Unrealized gains (losses), net	(3,887)	(17,188)
Transfer to loans, held for investment	(57,015)	(3,845)
Transfer to (from) Level 3	—	(1,340)
Ending balance	$—	$60,924
Investments held to maturity
Beginning balance	—	—
Sales / Principal payments	—	(13,173)
Measurement period adjustment (1)	—	(3,724)
Realized gains (losses), net	—	(156)
Merger (2)	—	17,053
Ending balance	$—	$—
PPP loans
Beginning balance	—	3,243
Sales / Principal payments	—	(1,400)
Transfer to (from) Level 3	—	(1,843)
Ending balance	$—	$—
Investment in unconsolidated joint ventures
Beginning balance	8,094	8,894
Unrealized gains (losses), net	(734)	(800)
Ending balance	$7,360	$8,094
Contingent consideration
Beginning balance	(28,500)	(16,400)
Sales / Principal payments	9,000	9,000
Measurement period adjustment (1)	—	59,348
Unrealized losses (gains), net	11,872	3,900
Merger (2)	—	(84,348)
Ending balance	$(7,628)	$(28,500)
Preferred equity investment (3)
Beginning balance	108,423	—
Merger (2)	—	108,423
Ending balance	$108,423	$108,423
Total
Beginning balance	158,727	239,949
Purchases or Originations	—	23,470
Sales / Principal payments	8,978	(162,305)
Accreted discount, net	—	1
Measurement period adjustment (1)	—	55,624
Realized gains (losses), net	—	(18,263)
Unrealized gains (losses), net	6,813	(12,380)
Merger (2)	—	41,128
Transfer to loans, held for investment	(57,015)	(3,845)
Transfer to (from) Level 3	—	(4,652)
Ending balance	$117,503	$158,727

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

	December 31, 2023		December 31, 2022
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Loans, net	$10,622,137	$10,380,893	$9,873,711	$9,605,901
PPP loans	34,432	35,637	186,409	196,222
Servicing rights	102,837	113,715	87,117	91,698
Total assets	$10,759,406	$10,530,245	$10,147,237	$9,893,821
Liabilities:
Secured borrowings	2,102,075	2,102,075	2,663,735	2,663,735
PPPLF borrowings	36,036	36,036	201,011	201,011
Securitized debt obligations of consolidated VIEs, net	5,068,453	5,022,057	4,903,350	4,748,291
Senior secured note, net	345,127	317,239	343,355	312,975
Guaranteed loan financing	844,540	889,744	264,889	275,316
Convertible notes, net	—	—	114,397	113,823
Corporate debt, net	764,908	731,104	662,665	614,744
Total liabilities	$9,161,139	$9,098,255	$9,153,402	$8,929,895

As of both December 31, 2023 and December 31, 2022, other assets and accounts payable and accrued liabilities are not carried at fair value but generally approximate fair value. Further details are presented in Note 18 – Other Assets and Other

Liabilities.

Note 8. Servicing rights

The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The Company’s servicing fees are specified by pooling and servicing agreements.

The table below presents information about servicing rights.

	Year Ended December 31,
(in thousands)	2023	2022
SBA servicing rights, at amortized cost
Beginning net carrying amount	$19,756	$22,157
Additions due to loans sold, servicing retained	6,976	7,608
Amortization	(3,450)	(3,817)
Recovery (impairment)	6,254	(6,192)
Ending net carrying amount	$29,536	$19,756
Multi-family servicing rights, at amortized cost
Beginning net carrying amount	67,361	62,300
Additions due to loans sold, servicing retained	16,655	14,705
Amortization	(10,715)	(9,644)
Ending net carrying amount	$73,301	$67,361
Total servicing rights, at amortized cost	$102,837	$87,117

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

The table below presents additional information about SBA and multi-family servicing rights.

	As of December 31, 2023		As of December 31, 2022
(in thousands)	UPB	Carrying Value	UPB	Carrying Value
SBA	$1,208,201	$29,536	$1,019,770	$19,756
Multi-family	5,689,872	73,301	4,839,028	67,361
Total	$6,898,073	$102,837	$5,858,798	$87,117

The table below presents significant assumptions used in the estimated valuation of SBA and multi-family servicing rights carried at amortized cost.

	December 31, 2023				December 31, 2022
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA servicing rights
Forward prepayment rate	0.0	-	4.5%	4.4%	10.2	-	21.6%	10.6%
Forward default rate	0.0	-	7.3%	7.0%	0.0	-	10.0%	9.2%
Discount rate	14.4	-	22.9%	14.6%	18.0	-	31.4%	18.7%
Servicing expense	0.4	-	0.4%	0.4%	0.4	-	0.4%	0.4%

Multi-family servicing rights
Forward prepayment rate	0.0	-	6.5%	5.4%	0.0	-	7.2%	3.5%
Forward default rate	0.0	-	0.9%	0.6%	0.0	-	1.1%	0.8%
Discount rate	6.0	-	6.0%	6.0%	6.0	-	6.0%	6.0%
Servicing expense	0.0	-	0.8%	0.1%	0.0	-	0.8%	0.1%

Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The table below presents the possible impact of 10% and 20% adverse changes to key assumptions on SBA and multi-family servicing rights.

(in thousands)	December 31, 2023	December 31, 2022
SBA servicing rights
Forward prepayment rate
Impact of 10% adverse change	$(543)	$(578)
Impact of 20% adverse change	$(1,069)	$(1,125)
Default rate
Impact of 10% adverse change	$(165)	$(125)
Impact of 20% adverse change	$(328)	$(249)
Discount rate
Impact of 10% adverse change	$(1,530)	$(861)
Impact of 20% adverse change	$(2,922)	$(1,642)
Servicing expense
Impact of 10% adverse change	$(2,047)	$(1,228)
Impact of 20% adverse change	$(4,095)	$(2,455)
Multi-family servicing rights
Forward prepayment rate
Impact of 10% adverse change	$(491)	$(271)
Impact of 20% adverse change	$(965)	$(537)
Default rate
Impact of 10% adverse change	$(14)	$(22)
Impact of 20% adverse change	$(29)	$(44)
Discount rate
Impact of 10% adverse change	$(2,320)	$(2,057)
Impact of 20% adverse change	$(4,524)	$(4,012)
Servicing expense
Impact of 10% adverse change	$(2,587)	$(2,685)
Impact of 20% adverse change	$(5,173)	$(5,370)

The table below presents estimated future amortization expense for SBA and multi-family servicing rights.

(in thousands)	December 31, 2023
2024	$14,197
2025	13,165
2026	11,866
2027	10,616
2028	9,494
Thereafter	43,499
Total	$102,837

Note 9. Discontinued operations and assets and liabilities held for sale

In the fourth quarter of 2023, the Board approved a plan to strategically shift the Company’s core focus to LMM commercial real estate lending and government backed small business loans, which contemplates the disposition of assets and liabilities of the Company’s residential mortgage banking activities. Accordingly, as of December 31, 2023, the Residential Mortgage Banking segment met the criteria to be classified as held for sale on the consolidated balance sheets, presented as discontinued operations on the consolidated statements of income, and excluded from continuing operations for all periods presented. We expect to consummate this transaction in the first half of 2024.

The table below presents the assets and liabilities of the Residential Mortgage Banking segment classified as held for sale.

(in thousands)	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$13,694	$15,642
Restricted cash	6,314	7,781
Loans, net	2,778	4,511
Loans, held for sale	133,204	134,642
Loans eligible for repurchase from Ginnie Mae	86,872	66,193
Derivative instruments	847	431
Servicing rights(1)	188,855	192,203
Other assets	22,032	17,788
Total Assets	$454,596	$439,191
Liabilities
Secured borrowings	230,965	182,558
Liabilities for loans eligible for repurchase from Ginnie Mae	86,872	66,193
Derivative instruments	1,321	267
Accounts payable and other accrued liabilities	13,999	22,906
Total Liabilities	$333,157	$271,924

(1) Servicing rights are Level 3 assets that had been measured at fair value using the income approach valuation technique. See Note 7- Fair value measurements for further details.

The table below presents the operating results of the Residential Mortgage Banking segment presented as discontinued operations.

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Interest income	$7,148	$7,953	$8,300
Interest expense	(7,655)	(8,414)	(9,193)
Net interest income (loss) before provision for loan losses	$(507)	$(461)	$(893)
Non-interest income
Residential mortgage banking activities	33,439	23,973	137,297
Net unrealized gain (loss) on financial instruments	(15,426)	46,063	16,921
Servicing income, net of amortization and impairment	37,181	34,497	30,392
Other income	47	38	2,153
Total non-interest income	$55,241	$104,571	$186,763
Non-interest expense
Employee compensation and benefits	(19,177)	(24,237)	(32,973)
Variable expenses on residential mortgage banking activities	(21,822)	(4,340)	(75,133)
Professional fees	(641)	(791)	(2,951)
Loan servicing expense	(10,130)	(9,222)	(9,417)
Other operating expenses	(6,743)	(7,650)	(8,499)
Total non-interest expense	$(58,513)	$(46,240)	$(128,973)
Income (loss) from discontinued operations before provision for income taxes	(3,779)	57,870	56,897
Income tax (provision) benefit	945	(14,258)	(14,224)
Net income (loss) from discontinued operations	$(2,834)	$43,612	$42,673

Note 10. Secured borrowings

The table below presents certain characteristics of secured borrowings.

					Pledged Assets	Carrying Value December 31,
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	2023	2022
3	SBA loans	October 2024 - March 2025	SOFR + 2.82% Prime - 0.82%	$250,000	$160,360	$117,115	$160,903
1	LMM loans - USD	February 2025	SOFR + 1.35%	80,000	20,956	20,729	111,966
1	LMM loans - Non-USD (4)	June 2026	SONIA + 3.75%	127,318	31,196	12,079	61,596
Total borrowings under credit facilities and other financing agreements				$457,318	$212,512	$149,923	$334,465
9	LMM loans	March 2024 - November 2026	1 MT + 2.00% SOFR + 3.00%	4,295,500	2,670,899	1,677,885	1,905,358
1	LMM loans - Non-USD (4)	January 2025	EURIBOR + 3.00%	220,784	59,630	45,031	—
5	MBS	January 2024 - February 2024	7.15%	229,236	377,542	229,236	423,912
Total borrowings under repurchase agreements				$4,745,520	$3,108,071	$1,952,152	$2,329,270
Total secured borrowings				$5,202,838	$3,320,583	$2,102,075	$2,663,735
(1) Represents the total number of facility lenders.
(2) Current maturity does not reflect extension options available beyond original commitment terms.
(3) Asset class pricing is determined using an index rate plus a weighted average spread.
(4) Non-USD denominated credit facilities and repurchase agreements have been converted into USD for purposes of this disclosure.

In the table above, the agreements governing secured borrowings require maintenance of certain financial and debt covenants. As of December 31, 2023, certain financing counterparties covenants calculations were amended to exclude the PPPLF from certain covenant calculations. As of both December 31, 2023 and December 31, 2022 the Company was in compliance with all debt and financial covenants.

The table below presents the carrying value of collateral pledged with respect to secured borrowings outstanding.

	Pledged Assets Carrying Value
(in thousands)	December 31, 2023	December 31, 2022
Collateral pledged - borrowings under credit facilities and other financing agreements
Loans, held for sale	$43,365	$13,791
Loans, net	169,147	575,075
Total	$212,512	$588,866
Collateral pledged - borrowings under repurchase agreements
Loans, net	2,560,725	2,496,880
MBS	20,770	27,015
Retained interest in assets of consolidated VIEs	356,772	753,099
Loans, held for sale	—	60,551
Loans, held at fair value	9,349	3,974
Real estate acquired in settlement of loans	160,455	1,491
Total	$3,108,071	$3,343,010
Total collateral pledged on secured borrowings	$3,320,583	$3,931,876

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

As of December 31, 2023, the Company was in compliance with all covenants with respect to the Senior Secured Notes.

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

On August 15, 2023, the Company’s outstanding Convertible Notes were repaid in full.

Corporate debt, net

The Company issues senior unsecured notes in public and private transactions. The notes are governed by a base indenture and supplemental indentures. Often, the notes are redeemable by us following a non-call period, through the payment of the outstanding principal balance plus a “make-whole” or other premium that typically decreases the closer the notes are to maturity. The Company often is required to offer to repurchase the notes, in some cases at 101% of the principal balance of the notes in the event of a change in control or fundamental change pertaining to our company, as defined in the applicable supplemental indentures. The notes rank equal in right of payment to any of its existing and future unsecured and unsubordinated indebtedness; effectively junior in right of payment to any of its existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness, other liabilities (including trade payables) and (to the extent not held by us) preferred stock, if any, of our subsidiaries. The supplemental indentures governing the notes often contain customary negative covenants and financial covenants relating to maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and limitations on transactions with affiliates.

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

As of December 31, 2023, the Company was in compliance with all covenants with respect to Corporate debt.

The Debt ATM Agreement

On May 20, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”), pursuant to which it may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and the Company. During the year ended December 31, 2022, the Company sold an aggregate of 215.3 thousand of the 6.20% 2026 Notes and 5.75% 2026 Notes at an average price of $25.40 per note and $25.05 per note, respectively, for net proceeds of $5.3 million after related expenses paid of $0.1 million through the Debt ATM Program. No such sales through the Debt ATM Program were made during the year ended December 31, 2023.

The table below presents information about senior secured notes and corporate debt.

(in thousands)	Coupon Rate	Maturity Date	December 31, 2023
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Unamortized deferred financing costs - Senior secured notes			(4,873)
Total Senior secured notes, net			$345,127
Corporate debt principal amount(2)	5.50%	12/30/2028	110,000
Corporate debt principal amount(3)	6.20%	7/30/2026	104,614
Corporate debt principal amount(3)	5.75%	2/15/2026	206,270
Corporate debt principal amount(4)	6.125%	4/30/2025	120,000
Corporate debt principal amount(5)	7.375%	7/31/2027	100,000
Corporate debt principal amount(6)	5.00%	11/15/2026	100,000
Unamortized discount - corporate debt			(7,121)
Unamortized deferred financing costs - corporate debt			(5,105)
Junior subordinated notes principal amount(7)	SOFR + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(8)	SOFR + 3.10%	4/30/2035	21,250
Total corporate debt, net			$764,908
Total carrying amount of debt			$1,110,035
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
(7) Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(8) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.

The table below presents the contractual maturities for senior secured notes and corporate debt.

(in thousands)	December 31, 2023
2024	$—
2025	120,000
2026	760,884
2027	100,000
2028	110,000
Thereafter	36,250
Total contractual amounts	$1,127,134
Unamortized deferred financing costs, discounts, and premiums, net	(17,099)
Total carrying amount of debt	$1,110,035

Note 12. Guaranteed loan financing

Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment in the consolidated balance sheets and the portion sold is recorded as guaranteed loan financing in the liabilities section of the consolidated balance sheets. For these partial loan sales, the interest earned on the entire loan balance is recorded as interest income and the interest earned by the buyer in the partial loan sale is recorded within interest expense in the accompanying consolidated statements of income. Guaranteed loan financings are secured by loans of $845.0 million and $265.6 million as of December 31, 2023 and December 31, 2022, respectively.

The table below presents guaranteed loan financing and the related interest rates and maturity dates.

	Weighted Average	Range of	Range of
(in thousands)	Interest Rate	Interest Rates	Maturities (Years)	Ending Balance
December 31, 2023	9.17%	1.45-10.50%	2023-2048	$844,540
December 31, 2022	6.68%	1.45-8.50%	2023-2046	$264,889

The table below presents the contractual maturities of guaranteed loan financing.

(in thousands)	December 31, 2023
2024	$329
2025	642
2026	2,693
2027	9,124
2028	10,202
Thereafter	821,550
Total	$844,540

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

Consolidated VIEs

The Company consolidates variable interests held in an acquired joint venture investment for which it is the primary beneficiary. The equity held by the remaining owners and their portions of net income (loss) are reflected in stockholders’ equity on the consolidated balance sheets as Non-controlling interests and in the consolidated statements of income as Net income attributable to noncontrolling interests, respectively. As of December 31, 2023 and December 31, 2022, income and expenses on joint venture investments identified as consolidated VIEs were not material.

The table below presents assets and liabilities of consolidated VIEs.

(in thousands)	December 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$671	$997
Restricted cash	93,240	77,062
Loans, net	6,611,325	6,311,698
Preferred equity investment (1)	108,423	108,423
Other assets	83,486	54,580
Total assets	$6,897,145	$6,552,760
Liabilities:
Securitized debt obligations of consolidated VIEs, net	5,068,453	4,903,350
Due to third parties	2,944	3,727
Accounts payable and other accrued liabilities	34	—
Total liabilities	$5,071,431	$4,907,077
(1) Preferred equity investment held through consolidated VIEs are included in Assets of consolidated VIEs on the consolidated balance sheets.

Securitization-related VIEs

Company sponsored securitizations. In a securitization transaction, assets are transferred to a trust, which generally meets the definition of a VIE. The Company’s primary securitization activity is in the form of LMM and SBA loan securitizations, conducted through securitization trusts, which are typically consolidated, as the company is the primary beneficiary.

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

The table below presents additional information on the Company’s securitized debt obligations.

	December 31, 2023			December 31, 2022
	Current		Weighted	Current		Weighted
	Principal	Carrying	Average	Principal	Carrying	Average
(in thousands)	Balance	value	Interest Rate	Balance	value	Interest Rate
ReadyCap Lending Small Business Trust 2019-2	$32,175	$32,175	7.6%	$49,031	$48,518	4.0%
ReadyCap Lending Small Business Trust 2023-3	121,527	119,308	8.5	—	—	—
Sutherland Commercial Mortgage Trust 2017-SBC6	1,550	1,532	5.0	7,386	7,273	4.3
Sutherland Commercial Mortgage Trust 2019-SBC8	105,281	103,733	2.9	120,916	119,072	2.9
Sutherland Commercial Mortgage Trust 2021-SBC10	81,214	79,952	1.6	109,622	107,969	1.6
ReadyCap Commercial Mortgage Trust 2015-2	1,902	1,753	5.1	2,726	2,442	5.1
ReadyCap Commercial Mortgage Trust 2016-3	9,038	8,723	5.2	11,950	11,787	5.1
ReadyCap Commercial Mortgage Trust 2018-4	53,052	51,309	4.5	58,838	57,857	4.3
ReadyCap Commercial Mortgage Trust 2019-5	88,520	83,529	4.7	111,184	108,859	4.5
ReadyCap Commercial Mortgage Trust 2019-6	199,379	195,496	3.4	209,930	207,464	3.3
ReadyCap Commercial Mortgage Trust 2022-7	195,866	188,995	4.2	197,498	194,456	4.2
Ready Capital Mortgage Financing 2019-FL3	—	—	—	59,508	59,508	3.5
Ready Capital Mortgage Financing 2020-FL4	—	—	—	192,419	192,213	4.8
Ready Capital Mortgage Financing 2021-FL5	273,681	273,623	6.6	415,166	413,101	3.1
Ready Capital Mortgage Financing 2021-FL6	417,782	416,467	6.4	502,220	497,891	2.9
Ready Capital Mortgage Financing 2021-FL7	586,117	583,771	6.7	743,848	738,246	3.2
Ready Capital Mortgage Financing 2022-FL8	808,671	805,220	7.0	913,675	906,307	3.7
Ready Capital Mortgage Financing 2022-FL9	511,622	505,917	8.1	587,722	579,823	5.9
Ready Capital Mortgage Financing 2022-FL10	654,116	646,141	7.8	651,460	642,578	7.9
Ready Capital Mortgage Financing 2023-FL11	473,481	468,307	8.2	—	—	—
Ready Capital Mortgage Financing 2023-FL12	507,646	500,882	8.0	—	—	—
Total	$5,122,620	$5,066,833	6.9%	$4,945,099	$4,895,364	4.3%

The table above excludes non-company sponsored securitized debt obligations of $1.6 million and $8.0 million that are included in the consolidated balance sheets as of December 31, 2023 and December 31, 2022, respectively.

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

The table below reflects variable interests in identified VIEs for which the Company is not the primary beneficiary.

	Carrying Amount		Maximum Exposure to Loss (1)
(in thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
MBS (2)	$26,301	$24,408	$26,301	$24,408
Investment in unconsolidated joint ventures	133,321	118,641	133,321	118,641
Total assets in unconsolidated VIEs	$159,622	$143,049	$159,622	$143,049
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

	Year Ended December 31,
(in thousands)	2023	2022	2021
Interest income
Loans
Bridge	$654,670	$414,308	$148,038
Fixed rate	50,706	54,998	63,061
Construction	93,483	28,234	—
SBA - 7(a)	88,205	43,571	37,540
PPP	10,350	54,518	79,201
Other	33,158	38,797	46,848
Total loans (1)	$930,572	$634,426	$374,688
Held for sale, at fair value, loans
Fixed rate	2,279	7,581	2,556
Other	620	1,009	4,270
Total loans, held for sale (1)	$2,899	$8,590	$6,826
Investments held to maturity (2)	48	4,386	—
Preferred equity investment (1)	7,854	10,445	—
MBS	4,441	5,370	13,682
Total interest income	$945,814	$663,217	$395,196
Interest expense
Secured borrowings	(194,423)	(127,388)	(56,519)
PPPLF borrowings	(413)	(1,699)	(7,140)
Securitized debt obligations of consolidated VIEs	(405,013)	(185,047)	(82,249)
Guaranteed loan financing	(44,263)	(14,644)	(13,900)
Senior secured note	(17,539)	(17,503)	(15,472)
Convertible note	(5,418)	(8,752)	(8,752)
Corporate debt	(49,399)	(37,327)	(20,336)
Total interest expense	$(716,468)	$(392,360)	$(204,368)
Net interest income before provision for loan losses	$229,346	$270,857	$190,828
(1) Includes interest income on assets in consolidated VIEs.
(2) Investments held to maturity are included in Other assets on the consolidated balance sheets.

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

		December 31, 2023			December 31, 2022
		Notional	Derivative	Derivative	Notional	Derivative	Derivative
(in thousands)	Primary Underlying Risk	Amount	Asset	Liability	Amount	Asset	Liability
Interest Rate Swaps - not designated as hedges(1)	Interest rate risk	$183,081	$12,349	$—	$216,381	$19,366	$—
Interest Rate Swaps - designated as hedges(1)	Interest rate risk	416,139	24,463	—	266,139	33,863	—
FX forwards	Foreign exchange rate risk	39,447	—	(212)	47,834	1,123	(1,319)
Total		$638,667	$36,812	$(212)	$530,354	$54,352	$(1,319)
(1) Refer to Note 22 - Offsetting Assets and Liabilities for further details.

The table below presents gains and losses on derivatives.

	Net Realized	Net Unrealized
(in thousands)	Gain (Loss)	Gain (Loss)
Year Ended December 31, 2023
Interest rate swaps	$20,116	$(17,482)
FX forwards	731	(16)
Total	$20,847	$(17,498)
Year Ended December 31, 2022
Interest rate swaps	$9,701	$50,982
FX forwards	3,548	(802)
Total	$13,249	$50,180

In the table above:

●	Gains (losses) on interest rate swaps and FX forwards are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of income.
●	For qualifying hedges of interest rate risk on interest rate swaps, the effective portion relating to the unrealized gain (loss) on derivatives are recorded in AOCI.

The table below summarizes the gains and losses on derivatives which have qualified for hedge accounting.

(in thousands)	Derivatives - effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives - effective portion recorded in OCI	Total change in OCI for period
Interest rate swaps
Year Ended December 31, 2023	$(1,168)	$—	$(1,168)	$(11,701)	$(10,533)
Year Ended December 31, 2022	$(1,412)	$—	$(1,412)	$(3,545)	$(2,133)

In the table above:

●	Forecasted transactions on interest rates consists of benchmark interest rate hedges of SOFR and LIBOR-indexed floating-rate liabilities.
●	Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.
●	Amounts recorded in OCI for the period represents after tax amounts.

Note 16. Real estate owned, held for sale

The table below presents details on the real estate owned, held for sale portfolio.

(in thousands)	December 31, 2023	December 31, 2022
Acquired Portfolio:
Mixed Use	$8,535	$35,361
Multi-family	73,745	48,768
Lodging	14,010	—
Residential	23,064	—
Office	6,901	—
Land	86,375	—
Total Acquired REO (1)	$212,630	$84,129
Other REO held for sale:
Single Family	—	24,300
Office	5,983	6,816
Services	1,126	—
Mixed Use	4,247	—
Multi-family	28,139	—
Other	824	1,853
Total Other REO	$40,319	$32,969
Total real estate owned, held for sale	$252,949	$117,098
(1) Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Broadmark Merger.

In the table above, Other REO excludes $1.9 million and $1.0 million as of December 31, 2023 and December 31, 2022, respectively, of real estate owned, held for sale within consolidated VIEs.

As of December 31, 2023, based on updated valuations obtained, the Company recorded a measurement period adjustment of $5.4 million to decrease the value of real estate owned, held for sale in connection with the Broadmark Merger. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Broadmark Merger.

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

The table below presents the management fee payable to the Manager.

	Year Ended December 31,
	2023	2022
Management fee - total	$25.1 million	$19.3 million
Management fee - amount unpaid	$7.0 million	$5.2 million

Incentive distribution. The Manager is entitled to an incentive distribution in an amount equal to the product of (i) 15% and (ii) the excess of (a) distributable earnings (which is referred to as core earnings in the partnership agreement of the operating partnership) on a rolling four-quarter basis over (b) an amount equal to 8.00% per annum multiplied by the weighted average of the issue price per share of the common stock or OP units multiplied by the weighted average number of shares of common stock outstanding, provided that distributable earnings over the prior twelve calendar quarters is greater than zero. For purposes of determining the incentive distribution payable to the Manager, distributable earnings is defined under the partnership agreement of the operating partnership in a manner that is similar to the definition of Distributable Earnings described below under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” included in this annual report on Form 10-K but with the following additional adjustments which (i) further exclude: (a) the incentive distribution, (b) unrealized gains or losses on LMM loans (not just MBS and MSRs), (c) depreciation and amortization (to the extent the Company forecloses on any property), and (d) one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the independent directors and (ii) do not exclude any realized gains or losses on the sales of MBS and on discontinued operations which were excluded from the definition of distributable earnings described under “Non-GAAP Financial Measures”.

The table below presents the incentive fee payable to the Manager.

	Year Ended December 31,
	2023	2022
Incentive fee distribution - total	$1.8 million	$3.1 million
Incentive fee distribution - amount unpaid	$—	$2.2 million

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

The current term of the Management Agreement will expire on October 31, 2024 and is automatically renewed for successive one-year terms on each anniversary thereafter; provided, however, that either the Company, under the certain limited circumstances described above that would require the Company and the operating partnership to make the payments described above, or the Manager may terminate the Management Agreement annually upon 180 days prior notice.

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

The table below presents reimbursable expenses payable to the Manager.

	Year Ended December 31,
	2023	2022
Reimbursable expenses payable to Manager - total	$12.4 million	$11.9 million
Reimbursable expenses payable to Manager - amount unpaid	$6.2 million	$7.8 million

Co-Investment with Manager

On July 15, 2022, the Company closed on a $125.0 million commitment to invest into a parallel vehicle, Waterfall Atlas Anchor Feeder, LLC (the “Fund”), a fund managed by the Manager, in exchange for interests in the Fund. In exchange for the Company’s commitment, the Company is entitled to 15% of any carried interest distributions received by the general partner of the Fund such that over the life of the Fund, the Company receives an internal rate of return of 1.5% over the internal rate of return of the Fund. The Fund focuses on commercial real estate equity through the acquisition of distressed and value-add real estate across property types with local operating partners. As of December 31, 2023, the Company has contributed $61.2 million of cash into the Fund for a remaining commitment of $63.8 million.

Note 18. Other assets and other liabilities

The table below presents the composition of other assets and other liabilities.

(in thousands)	December 31, 2023	December 31, 2022
Other assets:
Goodwill	$38,530	$37,818
Deferred loan exit fees	32,271	36,669
Accrued interest	64,504	34,578
Due from servicers	20,780	9,724
Intangible assets	17,749	15,451
Receivable from third party(1)	36,519	15,206
Deferred financing costs	9,544	5,176
Deferred tax asset	—	977
Right-of-use lease asset	2,539	1,687
Investments held to maturity	3,446	3,306
Purchased future receivables, net	9,483	8,246
Other	30,213	14,695
Other assets	$265,578	$183,533
Accounts payable and other accrued liabilities:
Accrued salaries, wages and commissions	33,961	31,110
Accrued interest payable	35,373	34,785
Servicing principal and interest payable	6,249	13,163
Deferred tax liability	32,977	30,885
Repair and denial reserve	6,974	10,846
Payable to related parties	7,038	7,815
Accrued PPP related costs	146	4,016
Accrued professional fees(1)	5,354	2,804
Lease payable	8,205	1,778
Other	35,168	16,412
Total accounts payable and other accrued liabilities	$171,445	$153,614
(1)	Includes $2.0 million as of December 31, 2023, due from insurance in connection with the settlement of claims associated with Anworth.

In the table above, investments held to maturity was $3.4 million and $3.3 million as of December 31, 2023 and December 31, 2022. As of both December 31, 2023 and December 31, 2022 substantially all of the investments held to maturity consisted of multi-family preferred equities with maturities of one through five years and a weighted average interest rate of 10.0%. The provision for credit losses on held to maturity securities was not material for the years ended December 31, 2023 or December 31, 2022.

Goodwill

The table below presents the carrying value of goodwill by reportable segment.

(in thousands)	December 31, 2023	December 31, 2022
LMM Commercial Real Estate	$27,324	$26,612
Small Business Lending	11,206	11,206
Total	$38,530	$37,818

Intangible assets

The table below presents information on intangible assets.

(in thousands)	December 31, 2023	December 31, 2022	Estimated Useful Life
Internally developed software to be sold, leased, or marketed	$6,795	$3,092	5 years
Customer Relationships - Red Stone	5,935	6,293	19 years
Trade name - Red Stone	2,500	2,500	Indefinite life
Internally developed software - Knight Capital	1,161	1,794	6 years
SBA license	1,000	1,000	Indefinite life
Trade name - Knight Capital	269	416	6 years
Broker network - Knight Capital	89	356	4.5 years
Total intangible assets	$17,749	$15,451

The amortization expense related to intangible assets for both the years ended December 31, 2023 and 2022 was $1.6 million. Such amounts are recorded as other operating expenses in the consolidated statements of income.

The table below presents accumulated amortization for finite-lived intangible assets.

(in thousands)	December 31, 2023
Internally developed software - Knight Capital	$2,639
Internally developed software to be sold, leased, or marketed	1,245
Broker network - Knight Capital	1,111
Customer Relationship - Red Stone	865
Trade name - Knight Capital	611
Total accumulated amortization	$6,471

The table below presents amortization expense related to finite-lived intangible assets for the subsequent five years.

(in thousands)	December 31, 2023
2024	$2,836
2025	2,616
2026	1,966
2027	1,846
2028	839
Thereafter	4,146
Total	$14,249

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

The Company has participated in the PPP as both direct lender and service provider. Under the CARES Act, the Company originated $109.5 million of PPP loans and was a Lender Service Provider (“LSP”) for $2.5 billion of PPP loans. For the Company’s originations as direct lender, it elected the fair value option and thus, classified the loans as held at fair value on the consolidated balance sheets. Fees totaling $5.2 million were recognized in the period of origination. For loans processed under the LSP, the Company was obligated to perform certain services including: 1) assistance and services to the third-party in the underwriting, marketing, processing and funding of loans, 2) processing forgiveness of the loans with the SBA and 3) servicing and management of subsequently resulting PPP loan portfolios. Such loans are not carried on the consolidated balance sheet and fees totaling $43.3 million were recognized as services were performed. Unrecognized fees as of December 31, 2023 and December 31, 2022 were less than $0.1 million and $0.1 million, respectively. Expenses related to PPP loans under the CARES Act are recognized in the period in which they are incurred.

The table below presents details about the Company’s assets and liabilities related to its PPP activities.

(in thousands)	December 31, 2023	December 31, 2022
Assets
PPP loans	$34,432	$186,409
PPP loans, at fair value	165	576
PPP fee receivable	283	328
Accrued interest receivable	586	3,196
Total PPP related assets	$35,466	$190,509
Liabilities
PPPLF borrowings	36,036	201,011
Interest payable	340	1,176
Deferred LSP revenue	6	122
Accrued PPP related costs	146	4,016
Payable to third parties	735	277
Repair and denial reserve	1,027	4,878
Total PPP related liabilities	$38,290	$211,480

In the table above,

●	Originations of PPP loans under the Economic Aid Act were $2.2 billion. These loans are classified as held-for-investment and are accounted for under ASC 310.
●	Total net fees of $123.7 million are deferred over the expected life of the loans and is being recognized as interest income. Unrecognized fees as of December 31, 2023 were $1.2 million.
●	As of December 31, 2023 and December 31, 2022, PPPLF borrowings exceeded PPP loans on the balance sheet due to net fees of $1.2 million and $9.8 million, respectively. In addition, PPP loans are forgiven before the related PPPLF borrowings are repaid. These proceeds are unrestricted and held in cash and cash equivalents on the consolidated balance sheet.

The table below presents details about the Company’s income and expenses related to its pre-tax PPP activities.

	Year Ended December 31,		Financial statement account
(in thousands)	2023	2022
Income
LSP fee income	$57	$5,369	Servicing income
Interest income	10,350	54,518	Interest income
Repair and denial reserve	3,055	7,530	Other income - change in repair and denial reserve
Total PPP related income	$13,462	$67,417
Expense
Direct operating expenses	233	211	Other operating expenses - origination costs
Interest expense	413	1,699	Interest expense
Total PPP related expenses	$646	$1,910
Net PPP related income	$12,816	$65,507

Other income and expenses

The table below presents the composition of other income and operating expenses.

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Other income:
Origination income	$20,866	$15,672	$12,415
Change in repair and denial reserve	3,229	6,977	(10,224)
Employee retention credit consulting income	53,622	9,410	—
Other	25,410	18,659	4,665
Total other income	$103,127	$50,718	$6,856
Other operating expenses:
Origination costs	7,345	12,906	24,337
Technology expense	7,430	6,164	5,154
Impairment on real estate	8,638	4,033	2,293
Rent and property tax expense	5,001	4,519	5,436
Recruiting, training and travel expense	2,782	2,618	1,273
Marketing expense	1,120	706	1,341
Bad debt expense - ERC	8,447	—	—
Other	18,828	16,707	10,069
Total other operating expenses	$59,591	$47,653	$49,903

Note 20. Redeemable Preferred Stock and Stockholders’ Equity

Common stock dividends

The table below presents dividends declared by the Board on common stock during the last twelve months.

Declaration Date	Record Date	Payment Date	Dividend per Share
December 15, 2022	December 30, 2022	January 31, 2023	$0.40
March 15, 2023	March 31, 2023	April 28, 2023	$0.40
May 15, 2023	May 30, 2023	June 15, 2023	$0.26
May 15, 2023	June 30, 2023	July 31, 2023	$0.14
September 15, 2023	September 29, 2023	October 31, 2023	$0.36
December 14, 2023	December 29, 2023	January 31, 2024	$0.30

Stock incentive plans

The Company currently maintains the 2013 Equity Incentive Plan and the 2023 Equity Incentive Plan which authorize the Compensation Committee of the Board to approve grants of equity-based awards to the Company’s officers and directors, and employees of the Manager and its affiliates. The 2013 Equity Incentive Plan provided for grants of equity-based awards up to an aggregate of 5% of the shares of the Company’s common stock issued and outstanding from time to time on a fully diluted basis. On August 22, 2023, the Company’s stockholders approved the 2023 Equity Incentive Plan which replaces the 2013 Equity Incentive Plan and provides for grants of equity-based awards of up to 5.5 million shares of the Company’s common stock. As of August 22, 2023, no further awards will be granted under the 2013 Equity Incentive Plan, and the 2013 Equity Incentive Plan remains in effect only for so long as awards granted thereunder remain outstanding. The Company currently settles stock-based incentive awards with newly issued shares. The fair value of the RSUs and RSAs granted, which is determined based upon the stock price on the grant date, is recorded as compensation expense on a straight-line basis over the vesting periods for the awards, with an offsetting increase in stockholders’ equity.

In 2023, 2022, and 2021, the Company granted 413,852, 327,692, and 287,787, respectively, of time-based RSAs under the 2013 Equity Incentive Plan and the 2023 Equity Incentive Plan to certain key employees. These awards generally vest ratably in equal annual installments over a three-year period based solely on continued employment or service. Additionally, the 2021 RSAs include the 128,533 shares of common stock issued to Red Stone executives as part of the Company’s acquisition of Red Stone, a privately owned real estate finance and investment company that provided innovative financial products and services to multifamily affordable housing. The Company further granted in these years 75,639, 45,162, and 36,968, respectively, of time-based RSAs and RSUs to directors of the Company, which vest ratably in equal installments quarterly over a one-year period. Directors have the option to defer receipt of shares and receive as RSUs at a later settlement date of their choosing. Dividends are paid on all above-mentioned time-based awards, vested and non-vested.

Additionally, as part of the Broadmark Merger, the Company assumed the Broadmark RSU Awards outstanding immediately prior to the Effective Time and converted them into 736,666 Company RSUs after applying the Exchange Ratio. The Broadmark RSU Awards have the same terms and conditions as were applicable to them immediately prior to the Effective Time and, accordingly, are not dividend eligible.

The table below summarizes RSU and RSA activity.

	Restricted Stock Units/Awards
(in thousands, except share data)	Number of Shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, December 31, 2022	827,163	$12,258	$14.82
Granted	441,296	5,728	12.98
Vested	(333,470)	(4,946)	14.83
Forfeited	(4,536)	(61)	13.62
Outstanding, March 31, 2023	930,453	$12,979	$13.95
Granted	782,017	8,005	10.24
Vested	(356,317)	(3,689)	10.35
Forfeited	(8,074)	(108)	13.44
Outstanding, June 30, 2023	1,348,079	$17,187	$12.75
Vested	(349,033)	(3,615)	10.36
Outstanding, September 30, 2023	999,046	$13,572	$13.58
Granted	2,844	29	10.11
Vested	(227,795)	(3,371)	14.80
Forfeited	(26,287)	(342)	12.99
Outstanding, December 31, 2023	747,808	$9,888	$13.22

During the years ended December 31, 2023 and 2022, the Company recognized $7.6 million and $7.5 million, respectively, of non-cash compensation expense related to its stock-based incentive plan in the consolidated statements of income. As of December 31, 2023 and 2022, approximately $9.9 million and $12.3 million, respectively, of non-cash compensation expense related to unvested awards had not yet been charged to net income. These costs are expected to be amortized into compensation expense ratably over the course of the remaining vesting periods.

Performance-based equity awards under the 2013 Equity Incentive Plan

2023 performance-based RSUs. In June 2023, the Company granted, to certain key employees, 222,552 performance-based RSUs which may be earned based on the achievement of performance goals by the end of 2024 in relation to the Broadmark Merger. The awards are allocated 30% to awards that vest based on cost savings in 2024 as a percentage of the pre-merger Broadmark expense run rate, 15% to awards that vest based on the volume of Broadmark product originated from the time of the merger through the end of 2024, 30% to awards that vest based on the generation of incremental liquidity from asset level financing, portfolio run-off, sales or corporate re-levering through the end of 2024, and 25% to awards that vest based on distributable return on equity (“ROE”) for 2024. Subject to the level of achievement of these goals during the performance period, the actual number of shares that the key employees receive may range from 0% to 200% of the target award. The fair value of the performance-based RSUs granted is recorded as compensation expense over the vesting period and will vest 2/3rds on December 31, 2024, and 1/3rd on December 31, 2025, with an offsetting increase in stockholders’ equity. Any awards earned on December 31, 2024 based on achievement of the applicable performance metrics but vesting on December 31, 2025 will convert into RSAs that are eligible to vest on December 31, 2025 based on the key employee’s continued employment or service through that date.

In February 2023, the Company granted, to certain key employees, 92,451 performance-based RSUs which are allocated 50% to awards that may be earned based on achievement of performance goals related to distributable return on equity (“ROE”) for the three-year forward-looking period ending December 31, 2025 and 50% to awards that may be earned based on achievement of performance goals related to relative total shareholder return (“TSR”) for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the distributable ROE metric and relative TSR achieved during the performance period, the actual number of shares that the key employees receive at the end of the performance period may range from 0% to 200% of the target award. The fair value of the performance-based RSUs is recorded as compensation expense over the performance period and will cliff vest at the end of the three-year performance period, with an offsetting increase in stockholders’ equity.

2022 performance-based RSUs. In February 2022, the Company granted, to certain key employees, 84,566 performance-based RSUs which are allocated 50% to awards that may be earned based on  achievement of performance goals related to distributable ROE for the three-year forward-looking period ending December 31, 2024 and 50% to awards that may be earned based on achievement of performance goals related to relative TSR for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the distributable ROE metric and relative TSR achieved during the vesting period, the actual number of shares that the key employees receive at the end of the performance period may range from 0% to 200% of the target award. The fair value of the performance-based RSUs is recorded as compensation expense over the performance period and will cliff vest at the end of a three-year performance period, with an offsetting increase in stockholders’ equity.

2021 performance-based RSUs. In February 2021, the Company granted, to certain key employees, 43,327 performance-based RSUs which are allocated 50% to awards that may be earned based on achievement of performance goals related to absolute TSR for the three-year forward-looking period ending December 31, 2023 and 50% to awards that may be earned based on achievement of performance goals related to TSR for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the absolute and relative TSR achieved during the performance period, the actual number of shares that the key employees receive at the end of the performance period may range from 0% to 300% of the target award. Following the conclusion of the performance period on December 31, 2023, the Board determined that the relative TSR target goal was achieved and the absolute TSR goal was not achieved. As such, on January 9, 2024 the Board approved the settlement of 29,215 performance-based RSUs. The fair value of the performance-based RSUs granted was recorded as compensation expense over the performance period with an offsetting increase in stockholders’ equity.

Preferred Stock

In the event of a liquidation or dissolution of the Company, any outstanding preferred stock ranks senior to the outstanding common stock with respect to payment of dividends and the distribution of assets.

The Company classifies Series C Cumulative Convertible Preferred Stock, or Series C Preferred Stock, on the balance sheets using the guidance in ASC 480-10-S99. The Series C Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur, such as a change in control. As of December 31, 2023, the conversion rate was 1.4188 shares of common stock per $25 principal amount of the Series C Preferred Stock, which is equivalent to a conversion price of approximately $17.62 per share of common stock. As redemption under these circumstances is not solely within the Company’s control, the Series C Preferred Stock has been classified as temporary equity. The Company has analyzed whether the conversion features should be bifurcated under the guidance in ASC 815 and has determined that bifurcation is not necessary.

The table below presents details on preferred equity by series.

			Preferential Cash Dividends			Carrying Value (in thousands)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference	Rate per Annum	Annual Dividend (per share)	December 31, 2023
C	335	0.0001	$25.00	6.25%	$1.56	$8,361
E	4,600	0.0001	$25.00	6.50%	$1.63	$111,378

In the table above,

●	Shareholders are entitled to receive dividends, when and as authorized by the Board, out of funds legally available for the payment of dividends. Dividends for Series C Preferred Stock are payable quarterly on the 15th day of January, April, July and October of each year or if not a business day, the next succeeding business day. Dividends for Series E preferred stock are payable quarterly on or about the last day of each January, April, July and October of each year. Any dividend payable on the preferred stock for any partial dividend period will be computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends will be payable in arrears to holders of record as they appear on the Company’s records at the close of business on the last day of each of March, June, September and December, as the case may be, immediately preceding the applicable dividend payment date.
●	The Company declared dividends of $0.1 million and $1.9 million of its Series C Preferred Stock and Series E Preferred Stock during the three months ended December 31, 2023. The dividends were paid on January 12, 2024 for Series C Preferred Stock and on January 31, 2024 for Series E Preferred Stock to the holders of record as of the close of business on December 29, 2023.
●	The Company may, at its option, redeem the Series E Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. Series E Preferred Stock is not redeemable prior to June 10, 2026, except under certain conditions.

Public and Private Warrants

As part of the Broadmark Merger, the Company assumed public and private placement warrants that represented the right to purchase shares of Broadmark Common Stock. As of December 31, 2023, there were 41.7 million public warrants outstanding, each representing the right to purchase 0.1180825 shares of our common stock, and 5.2 million private placement warrants outstanding, each representing the right to purchase 0.47233 shares of common stock. In the aggregate, the Company has outstanding warrants to purchase approximately 7.4 million shares of common stock at a price of $24.34 per whole share. Settlement of outstanding warrants will be in shares of common stock, unless the Company elects (solely in the Company’s discretion) to settle warrants the Company has called for redemption in cash, and subject to customary adjustment in the event of business combinations and certain tender offers. Unless earlier redeemed, the public warrants will expire on November 19, 2024.

The liability for the private placement warrants was less than $0.1 million as of December 31, 2023 and is included in accounts payable and other accrued liabilities in the consolidated balance sheets.

Equity ATM Program

On July 9, 2021, the Company entered into an Equity Distribution Agreement, as amended on March 8, 2022 (the “Equity Distribution Agreement”) with JMP Securities LLC (the “Sales Agent”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $150 million, through the Sales Agent either as agent or principal (the “Equity ATM Program”). As of December 31, 2022, the Company sold 1.1 million shares of common stock at an average price of $15.82 per share through the Equity ATM Program, for net proceeds of $17.2 million, after deducting offering related expenses paid of $0.3 million. The Company made no such sales through the Equity ATM Program during the year ended December 31, 2023. As of December 31, 2023, shares representing approximately $78.4 million remain available for sale under the Equity ATM Program.

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

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2023	2022	2021
Basic Earnings
Net income from continuing operations	$351,245	$159,551	$117,301
Less: Income attributable to non-controlling interest	8,960	8,900	2,230
Less: Income attributable to participating shares	9,284	9,561	9,093
Basic earnings - continuing operations	$333,001	$141,090	$105,978
Basic earnings - discontinued operations	$(2,834)	$43,612	$42,673

Diluted Earnings
Net income from continuing operations	$351,245	$159,551	$117,301
Less: Income attributable to non-controlling interest	8,960	8,900	2,230
Less: Income attributable to participating shares	9,284	9,561	9,093
Add: Expenses attributable to dilutive instruments	524	9,276	—
Diluted earnings - continuing operations	$333,525	$150,366	$105,978
Diluted earnings - discontinued operations	$(2,834)	$43,612	$42,673

Number of Shares
Basic — Average shares outstanding	146,841,594	106,878,139	68,511,578
Effect of dilutive securities — Unvested participating shares	1,725,432	10,315,819	149,328
Diluted — Average shares outstanding	148,567,026	117,193,958	68,660,906

EPS Attributable to RC Common Stockholders:
Basic - continuing operations	$2.27	$1.32	$1.55
Basic - discontinued operations	$(0.02)	$0.41	$0.62
Basic - total	$2.25	$1.73	$2.17

Diluted - continuing operations	$2.24	$1.28	$1.54
Diluted - discontinued operations	$(0.02)	$0.37	$0.62
Diluted - total	$2.22	$1.65	$2.16

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

Certain investors own OP units in the operating partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the operating partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company’s option, calculated as follows: one share of the Company’s common stock, or cash equal to the fair value of a share of the Company’s common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company’s equity is increased. As of December 31, 2023 and 2022, the non-controlling interest OP unit holders owned 1,330,582 and 1,593,983 OP units, respectively.

Note 22. Offsetting assets and liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default, including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of December 31, 2023 and 2022, and for the periods then ended, the Company was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.

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

In accordance with ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, the Company is required to disclose the impact of offsetting of assets and liabilities represented in the consolidated balance sheets to enable users of the consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c) the Company intends to offset, and (d) the Company’s right of offset is enforceable at law. As of December 31, 2023 and 2022, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the consolidated balances sheets.

The table below presents the gross fair value of derivative contracts by product type, Paycheck Protection Program Liquidity Facility borrowings and secured borrowings, the amount of netting reflected in the consolidated balance sheets, as well as the amount not offset in the consolidated balance sheets as they do not meet the enforceable credit support criteria for netting under U.S. GAAP.

				Gross amounts not offset in the Consolidated Balance Sheets(1)
(in thousands)	Gross amounts of Assets / Liabilities	Gross amounts offset	Balance in Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received / Paid	Net Amount
December 31, 2023
Assets
Interest rate swaps	$36,812	$34,408	$2,404	$—	$—	$2,404
Total	$36,812	$34,408	$2,404	$—	$—	$2,404
Liabilities
FX forwards	212	—	212	—	—	212
Secured borrowings	2,102,075	—	2,102,075	2,102,075	—	—
PPPLF	36,036	—	36,036	34,596	—	1,440
Total	$2,138,323	$—	$2,138,323	$2,136,671	$—	$1,652
December 31, 2022
Assets
FX forwards	1,123	—	1,123	—	—	1,123
Interest rate swaps	53,229	41,820	11,409	—	—	11,409
Total	$54,352	$41,820	$12,532	$—	$—	$12,532
Liabilities
FX forwards	1,319	—	1,319	—	—	1,319
Secured borrowings	2,663,735	—	2,663,735	2,663,735	—	—
PPPLF	201,011	—	201,011	186,985	—	14,026
Total	$2,866,065	$—	$2,866,065	$2,850,720	$—	$15,345
(1)	Amounts presented in these columns are limited in total to the net amount of assets or liabilities presented in the prior column by instrument. In certain cases, there is excess cash collateral or financial assets the Company has pledged to a counterparty that exceed the financial liabilities subject to a master netting repurchase arrangement or similar agreement. Additionally, in certain cases, counterparties may have pledged excess cash collateral to the Company that exceeds the Company’s corresponding financial assets. In each case, any of these excess amounts are excluded from the table although they are separately reported in the Company’s consolidated balance sheets as assets or liabilities, respectively.

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

Credit Risk — The Company is subject to credit risk in connection with its investments in LMM loans and LMM MBS and other target assets it may acquire in the future. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. The Company believes that loan credit quality is primarily determined by the borrowers' credit profiles and loan characteristics and seeks to mitigate this risk by seeking to acquire assets at appropriate prices given anticipated and unanticipated losses and by deploying a value-driven approach to underwriting and diligence, consistent with its historical investment strategy, with a focus on projected cash flows and potential risks to cash flow. The Company further mitigates its risk of potential losses while managing and servicing loans by performing various workout and loss mitigation strategies with delinquent borrowers. Nevertheless, unanticipated credit losses could occur, which could adversely impact operating results.

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

Liquidity Risk — Liquidity risk arises from investments and the general financing of the Company’s investing activities. It includes the risk of not being able to fund acquisition and origination activities at settlement dates and/or liquidate positions in a timely manner at reasonable prices, in addition to potential increases in collateral requirements during times of heightened market volatility. If the Company was forced to dispose of an illiquid investment at an inopportune time, it might be forced to do so at a substantial discount to the market value, resulting in a realized loss. The Company attempts to mitigate its liquidity risk by regularly monitoring the liquidity of its investments in LMM loans, MBS and other financial instruments. Factors such as expected exit strategy for, the bid to offer spread of, and the number of broker dealers making an active market in a particular strategy and the availability of long-term funding, are considered in analyzing liquidity risk. To reduce any perceived disparity between the liquidity and the terms of the debt instruments in which the Company invests, it attempts to minimize its reliance on short-term financing arrangements. While the Company may finance certain investments in security positions using traditional margin arrangements and reverse repurchase agreements, other financial instruments such as collateralized debt obligations, and other longer term financing vehicles may be utilized to provide it with sources of long-term financing.

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

Additionally, non-performing LMM loans are not as interest rate sensitive as performing loans, as earnings on non-performing loans are often generated from restructuring the assets through loss mitigation strategies and opportunistically disposing of them. Because non-performing LMM loans are short-term assets, the discount rates used for valuation are based on short-term market interest rates, which may not move in tandem with long-term market interest rates.

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

Unfunded Loan Commitments

The table below presents unfunded loan commitments.

(in thousands)	December 31, 2023	December 31, 2022
Loans, net	$745,782	$881,519
Loans, held for sale	$19,327	$20,546
Preferred equity investment	$436	$1,147

Note 25. Income Taxes

The Company is a REIT pursuant to Internal Revenue Code Section 856. Qualification as a REIT depends on the Company’s ability to meet various requirements imposed by the Internal Revenue Code, which relate to its organizational structure, diversity of stock ownership and certain requirements with regard to the nature of its assets and the sources of its income. As a REIT, the Company generally must distribute annually dividends equal to at least 90% of its net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to earnings that are distributed. To the extent the Company satisfies this distribution requirement but distributes less than 100% of its net taxable income, it will be subject to U.S. federal income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount paid to stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if the Company qualifies as a REIT, it may be subject to certain U.S. federal income and excise taxes and state and local taxes on its income and assets. If the Company fails to maintain its qualification as a REIT for any taxable year, it may be subject to material penalties as well as federal, state and local income tax on its taxable income at regular corporate rates and it would not be able to qualify as a REIT for the subsequent four taxable years. As of December 31, 2023 and 2022, the Company was in compliance with all REIT requirements.

Certain subsidiaries have elected to be treated as taxable REIT subsidiaries (“TRSs”). TRSs permit the Company to participate in certain activities that would not be qualifying income if earned directly by the parent REIT, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Internal Revenue Code and are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code. To the extent these criteria are met, the Company will continue to maintain our qualification as a REIT. The Company’s TRSs engage in various real estate - related operations, including originating and securitizing commercial mortgage loans, and investments in real property. Such TRSs are not consolidated for federal income tax purposes but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred income taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs.

The table below presents the composition of income tax provision.

	Year Ended December 31,
(in thousands)	2023	2022	2021
Current
Federal income tax	$1,605	$6,878	$13,423
State and local income tax	214	1,588	1,400
Net current tax provision	$1,819	$8,466	$14,823
Deferred
Federal income tax	4,314	6,976	3,048
State and local income tax (benefit)	1,041	33	(3,012)
Net deferred tax provision	$5,355	$7,009	$36
Total income tax provision	$7,174	$15,475	$14,859

The table below is a reconciliation of federal income tax determined using the statutory federal tax rate to the reported income tax provision.

	Year Ended December 31,
(in thousands)	2023		2022
U.S. statutory tax	$75,268	21.0%	$36,755	21.0%
State and local income tax	929	0.3	(920)	(0.5)
Income attributable to REIT	(69,019)	(19.3)	(19,916)	(11.4)
Income attributable to non-controlling interests	(1,789)	(0.5)	(1,378)	(0.8)
Permanent items	863	0.2	(844)	(0.5)
Other	922	0.3	1,778	1.0
Effective income tax	$7,174	2.0%	$15,475	8.8%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are reported in other assets and other liabilities, respectively.

The table below presents the tax effects of temporary differences on their respective net deferred tax assets and liabilities.

	Year Ended December 31,
(in thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$22,153	$13,409
Accruals	6,593	7,369
Depreciation and amortization	2,913	933
Goodwill	17,647	2,064
Compensation	119	33
Other	45	155
Total deferred tax assets	$49,470	$23,963
Deferred tax liabilities:
Loan / servicing rights balance	50,844	45,680
Derivative instruments	56	48
Other taxable temporary difference	5,642	3,457
Unrealized gains	4,820	4,686
Total deferred tax liabilities	$61,362	$53,871
Valuation allowance	(21,085)	—
Net deferred tax liabilities	$(32,977)	$(29,908)

The Company has approximately $55.8 million of federal and $132.6 million of state net operating loss carryforwards that will begin to expire in 2024.

Additionally, as of December 31, 2023, the Company had federal net operating loss carryforwards of $40.6 million and capital loss carryforwards of $123.1 million obtained in the Broadmark Merger and the acquisition of Anworth that can be used to offset future taxable ordinary income and capital gains, respectively. The net operating loss carryforwards can reduce the Company's REIT distribution requirements.

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

The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the acquisition of the Broadmark taxable REIT subsidiary, the Company has recorded net deferred tax assets of $21.1 million as of December 31, 2023. A full valuation allowance was recorded against these deferred tax assets as it is more likely than not that these assets will not be realized.

As of December 31, 2023, the Company concluded the positive evidence in favor of the recoverability of its remaining deferred tax assets outweighed the negative evidence and that it is more likely than not that its remaining deferred tax assets will be realized. The Company’s framework for assessing the recoverability of deferred tax assets requires it to weigh all available evidence, including the sustainability of recent profitability required to realize the deferred tax assets, the cumulative net income in its consolidated statements of income in recent years, the future reversals of existing taxable temporary differences, and the carryforward periods for any carryforwards of net operating losses.

The difference between the statutory rate of 21% and the effective income tax rate is primarily due to income attributable to the REIT that is offset by the dividends paid deduction.

As of December 31, 2023 and 2022, the Company had no uncertain tax positions recorded or disclosed in the financial statements. Additionally, it is the belief of management that the total amount of uncertain tax positions, if any, will not materially change over the next 12 months.

The Company and its TRSs are subject to taxation in U.S. federal and multiple state and local tax jurisdictions. Federal tax returns for 2020 and forward are subject to examination. In addition, tax years 2019 and forward remain open in certain state jurisdictions.

Note 26. Segment reporting

The Company reports its results of operations through the following two business segments: i) LMM Commercial Real Estate (formerly our SBC Lending and Acquisitions segment) and ii) Small Business Lending. The Company’s organizational structure is based on a number of factors that the Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, uses to evaluate, view, and run its business operations, which includes customer base and nature of loan program types. The segments are based on this organizational structure and the information reviewed by the CODM and management to evaluate segment results.

LMM Commercial Real Estate

The Company originates LMM loans across the full life-cycle of an LMM property including construction, bridge, stabilized and agency channels. As part of this segment, the Company originates and services multi-family loan products under the Freddie Mac SBL program. LMM originations include construction and permanent financing activities for the preservation and construction of affordable housing, primarily utilizing tax-exempt bonds, through Red Stone. This segment also reflects the impact of LMM securitization activities. The Company acquires performing and non-performing LMM loans and intends to continue to acquire these loans as part of the Company’s business strategy.

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

	Year Ended December 31, 2023
	LMM	Small
	Commercial	Business	Corporate-
(in thousands)	Real Estate	Lending	Other	Consolidated
Interest income	$847,253	$98,561	$—	$945,814
Interest expense	(650,624)	(65,844)	—	(716,468)
Net interest income before provision for loan losses	$196,629	$32,717	$—	$229,346
Provision for loan losses	(1,413)	(5,817)	—	(7,230)
Net interest income after provision for loan losses	$195,216	$26,900	$—	$222,116
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	34,072	30,936	—	65,008
Net unrealized gain (loss) on financial instruments	8,427	1,291	—	9,718
Servicing income, net	5,819	15,342	—	21,161
Income on purchased future receivables, net	—	2,387	—	2,387
Gain on bargain purchase	—	—	207,972	207,972
Loss on unconsolidated joint ventures	(905)	—	—	(905)
Other income	38,552	62,112	2,463	103,127
Total non-interest income	$85,965	$112,068	$210,435	$408,468
Non-interest expense
Employee compensation and benefits	(33,012)	(40,289)	(8,229)	(81,530)
Allocated employee compensation and benefits from related party	(882)	—	(9,955)	(10,837)
Professional fees	(5,369)	(19,535)	(9,834)	(34,738)
Management fees – related party	—	—	(25,103)	(25,103)
Incentive fees – related party	—	—	(1,791)	(1,791)
Loan servicing expense	(40,070)	(741)	—	(40,811)
Transaction related expenses	—	—	(17,764)	(17,764)
Other operating expenses	(24,443)	(27,763)	(7,385)	(59,591)
Total non-interest expense	$(103,776)	$(88,328)	$(80,061)	$(272,165)
Income before provision for income taxes	$177,405	$50,640	$130,374	$358,419
Total assets	$10,282,531	$1,395,687	$308,403	$11,986,621

	Year Ended December 31, 2022
		Small
	LMM Commercial	Business	Corporate-
(in thousands)	Real Estate	Lending	Other	Consolidated
Interest income	$565,128	$98,089	$—	$663,217
Interest expense	(364,343)	(27,382)	(635)	(392,360)
Net interest income before provision for loan losses	$200,785	$70,707	$(635)	$270,857
Provision for loan losses	(31,471)	(2,971)	—	(34,442)
Net interest income after provision for loan losses	$169,314	$67,736	$(635)	$236,415
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	21,813	31,951	—	53,764
Net unrealized gain (loss) on financial instruments	23,321	(1,431)	—	21,890
Servicing income, net	4,623	6,805	—	11,428
Income on purchased future receivables, net	—	5,490	—	5,490
Income on unconsolidated joint ventures	11,661	—	—	11,661
Other income	29,506	20,382	830	50,718
Total non-interest income	$90,924	$63,197	$830	$154,951
Non-interest expense
Employee compensation and benefits	(29,417)	(40,546)	(5,026)	(74,989)
Allocated employee compensation and benefits from related party	(955)	—	(8,594)	(9,549)
Professional fees	(7,030)	(5,361)	(4,911)	(17,302)
Management fees – related party	—	—	(19,295)	(19,295)
Incentive fees – related party	—	—	(3,105)	(3,105)
Loan servicing expense	(30,107)	(707)	—	(30,814)
Transaction related expenses	—	—	(13,633)	(13,633)
Other operating expenses	(23,761)	(17,776)	(6,116)	(47,653)
Total non-interest expense	$(91,270)	$(64,390)	$(60,680)	$(216,340)
Income (loss) before provision for income taxes	$168,968	$66,543	$(60,485)	$175,026
Total assets	$10,197,876	$835,836	$148,074	$11,181,786

	Year Ended December 31, 2021
		Small
	LMM Commercial	Business	Corporate-
(in thousands)	Real Estate	Lending	Other	Consolidated
Interest income	$278,455	$116,741	$—	$395,196
Interest expense	(164,797)	(36,872)	(2,699)	(204,368)
Net interest income before provision for loan losses	$113,658	$79,869	$(2,699)	$190,828
Provision for loan losses	(7,387)	(662)	—	(8,049)
Net interest income after provision for loan losses	$106,271	$79,207	$(2,699)	$182,779
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	24,813	44,068	—	68,881
Net unrealized gain (loss) on financial instruments	19,458	2,999	—	22,457
Servicing income, net	3,113	14,510	—	17,623
Income on purchased future receivables, net	—	10,257	—	10,257
Income on unconsolidated joint ventures	6,916	—	—	6,916
Other income (loss)	13,002	(6,231)	85	6,856
Total non-interest income	$67,302	$65,603	$85	$132,990
Non-interest expense
Employee compensation and benefits	(16,582)	(36,757)	(3,753)	(57,092)
Allocated employee compensation and benefits from related party	(1,203)	—	(10,828)	(12,031)
Professional fees	(4,064)	(3,034)	(6,290)	(13,388)
Management fees – related party	—	—	(10,928)	(10,928)
Incentive fees – related party	—	—	(5,419)	(5,419)
Loan servicing expense	(19,680)	(886)	—	(20,566)
Transaction related expenses	—	—	(14,282)	(14,282)
Other operating expenses	(21,997)	(23,377)	(4,529)	(49,903)
Total non-interest expense	$(63,526)	$(64,054)	$(56,029)	$(183,609)
Income (loss) before provision for income taxes	$110,047	$80,756	$(58,643)	$132,160
Total assets	$7,106,206	$1,558,641	$350,438	$9,015,285

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

Product Type	UPB Grouping	Loan Count	Interest Rate	Maturity Date	Carrying Value	UPB	UPB of loans subject to delinquent principal or interest
Bridge
	0 - 500k	77	8.11 - 10.91%	2024 - 2026	$12,934	$12,969	$26
	500k - 1mm	34	8.49 - 11.61%	2023 - 2026	25,131	25,135	1,287
	1mm - 1.5mm	10	8.91 - 10.29%	2024 - 2025	12,590	12,624	—
	1.5mm - 2mm	13	8.71 - 12.36%	2023 - 2026	22,865	22,920	1,864
	2mm - 2.5mm	10	8.81 - 10.71%	2022 - 2026	22,874	22,978	2,280
	> 2.5mm	367	5.00 - 14.25%	2021 - 2027	6,699,688	6,741,190	623,483
Total		511			$6,796,082	$6,837,816	$628,940
Fixed Rate
	0 - 500k	8	4.69 - 9.20%	2024 - 2043	2,082	2,061	—
	500k - 1mm	27	4.50 - 8.67%	2024 - 2030	22,053	21,878	—
	1mm - 1.5mm	36	4.59 - 10.00%	2019 - 2032	44,256	44,771	3,222
	1.5mm - 2mm	21	4.25 - 6.34%	2024 - 2031	37,028	37,136	1,662
	2mm - 2.5mm	27	4.48 - 8.00%	2023 - 2032	59,299	59,959	2,224
	> 2.5mm	115	3.39 - 8.32%	2019 - 2034	867,112	866,836	42,016
Total		234			$1,031,830	$1,032,641	$49,124
Construction
	0 - 500k	9	10.00 - 18.00%	2022 - 2024	2,568	2,676	1,160
	500k - 1mm	11	8.00 - 12.62%	2022 - 2024	9,335	9,558	3,345
	1mm - 1.5mm	13	5.96 - 12.00%	2021 - 2025	14,656	15,785	10,999
	1.5mm - 2mm	11	9.75 - 12.00%	2020 - 2024	18,911	20,098	16,546
	2mm - 2.5mm	10	10.00 - 12.00%	2021 - 2024	22,177	22,334	11,157
	> 2.5mm	69	0.00 - 18.00%	2022 - 2025	1,112,988	1,142,075	385,358
Total		123			$1,180,635	$1,212,526	$428,565
Freddie Mac
	> 2.5mm	7	3.28 - 6.64%	2026 - 2041	30,455	30,448	—
Total		7			$30,455	$30,448	$—
SBA - 7(a)
	0 - 500k	2,690	0.00 - 15.00%	2016 - 2049	241,252	252,460	18,438
	500k - 1mm	336	5.00 - 11.50%	2014 - 2049	236,970	242,092	6,806
	1mm - 1.5mm	128	9.50 - 11.50%	2029 - 2048	154,308	156,094	2,375
	1.5mm - 2mm	75	7.25 - 11.25%	2030 - 2048	127,473	128,858	1,562
	2mm - 2.5mm	42	6.00 - 11.25%	2032 - 2049	94,510	95,133	2,108
	> 2.5mm	114	9.25 - 11.25%	2032 - 2048	409,586	412,091	—
Total		3,385			$1,264,099	$1,286,728	$31,289
Other
	0 - 500k	1,010	1.00 - 12.13%	2004 - 2052	192,653	195,519	6,129
	500k - 1mm	126	3.00 - 11.00%	2023 - 2050	86,918	87,149	2,667
	1mm - 1.5mm	29	1.00 - 11.50%	2023 - 2048	33,207	33,446	1,073
	1.5mm - 2mm	16	3.50 - 10.00%	2025 - 2047	27,475	27,442	—
	2mm - 2.5mm	7	3.88 - 8.56%	2024 - 2037	15,698	15,559	—
	> 2.5mm	13	3.65 - 12.00%	2023 - 2028	98,505	98,710	—
Total		1,201			$454,456	$457,825	$9,869
General Allowance for Loan Losses					(44,473)
Total Loans		5,461			$10,713,084	$10,857,984	$1,147,787

The table below presents activity for mortgage loans on real estate, including loans in consolidated VIEs.

(in thousands)	Loans, net	Loans, held for sale	Total Loan Receivables
Balance as of December 31, 2020	$4,020,223	$79,841	$4,100,064
Origination of loan receivables	3,826,182	989,422	4,815,604
Purchases of loan receivables	137,182	75,666	212,848
Proceeds from disposition and principal payment of loan receivables	(973,111)	(981,456)	(1,954,567)
Loans acquired as part of merger transactions	—	102,798	102,798
Net realized gain (loss) on sale of loan receivables	(7,317)	47,897	40,580
Net unrealized gain (loss) on loan receivables	170	2,844	3,014
Accretion/amortization of discount, premium and other fees	13,232	—	13,232
Foreign currency gain (loss), net	(4,091)	—	(4,091)
Transfers to real estate owned, held for sale	(9,015)	—	(9,015)
Provision for loan losses	(8,727)	—	(8,727)
Balance as of December 31, 2021	$6,994,728	$317,012	$7,311,740
Origination of loan receivables	3,303,318	722,280	4,025,598
Purchases of loan receivables	669,137	—	669,137
Proceeds from disposition and principal payment of loan receivables	(1,471,118)	(914,374)	(2,385,492)
Loans acquired as part of merger transactions	412,745	—	412,745
Net realized gain (loss) on sale of loan receivables	(9,281)	21,499	12,218
Net unrealized gain (loss) on loan receivables	(980)	(18,695)	(19,675)
Accretion/amortization of discount, premium and other fees	14,618	—	14,618
Foreign currency gain (loss), net	(1,165)	—	(1,165)
Transfers	3,987	(3,987)	—
Transfers to real estate owned, held for sale	(1,598)	—	(1,598)
Provision for loan losses	(30,894)	—	(30,894)
Balance as of December 31, 2022	$9,883,497	$123,735	$10,007,232
Origination of loan receivables	1,005,137	561,997	1,567,134
Payments in kind	42,148	—	42,148
Proceeds from disposition and principal payment of loan receivables	(1,779,990)	(579,309)	(2,359,299)
Loans acquired as part of merger transactions	764,367	—	764,367
Loan receivables from issuance of securitized debt obligation	689,079	—	689,079
Net realized gain (loss) on sale of loan receivables	(9,661)	34,991	25,330
Net unrealized gain (loss) on loan receivables	(437)	8,846	8,409
Accretion/amortization of discount, premium and other fees	34,245	—	34,245
Foreign currency gain (loss), net	2,645	—	2,645
Transfers	68,661	(68,661)	—
Transfers to real estate owned, held for sale	(56,900)	—	(56,900)
Provision for loan losses	(11,306)	—	(11,306)
Balance as of December 31, 2023	$10,631,485	$81,599	$10,713,084

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, the Company’s management believes that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of our company’s internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this annual report on Form 10-K.

Item 9B. Other Information

None of our officers and directors entered into, modified or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information regarding our executive officers required by Item 401 of Regulation S-K is located under Part I, Item 1 within the caption "Executive Officers of the Company" of this annual report on Form 10-K.

The information regarding our directors and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our 2024 annual meeting of stockholders (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2023.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

The information regarding certain matters pertaining to our corporate governance required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

Item 11.  Executive Compensation

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The tables on our equity compensation plan information and beneficial ownership required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

Item 14.  Principal Accountant Fees and Services

The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of the report

The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements:

Our consolidated financial statements, together with the independent registered public accounting firm's report thereon, are set forth on pages 97 through 159 of this annual report on Form 10-K and are incorporated herein by reference.  See Item 8, "Financial Statements and Supplementary Data," filed herewith, for a list of financial statements.

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

2.2	*

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

2.3	*

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

4.5	*

Third Supplemental Indenture, dated as of February 26, 2019, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 of the Registrant's Annual Report on Form 10-K filed March 13, 2019).

4.6	*

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

4.10	*

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

4.11	*

Seventh Supplemental Indenture, dated as of April 18, 2022, by and between Ready Capital Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed April 18, 2022).

4.12	*

Eighth Supplemental Indenture, dated as of July 25, 2022, by and between Ready Capital Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on July 25, 2022).

4.13	* Specimen Common Stock Certificate of Ready Capital Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-4 filed on December 13, 2018).

4.14	*

Specimen Preferred Stock Certificate representing the shares of 6.25% Series C Cumulative Convertible Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 4.13 of the Registrant’s Registration Statement on Form 8-A filed on March 19, 2021).

4.15	*

Specimen Preferred Stock Certificate representing the shares of 6.50% Series E Cumulative Redeemable Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2021).

4.16	* Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to Broadmark Realty Capital Inc.’s Form 8-A12B filed with the SEC on November 14, 2019).

4.17	*

Warrant Agreement, dated as of May 14, 2018, between Trinity Merger Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to Broadmark Realty Capital Inc.’s Form 8-A12B filed with the SEC on November 14, 2019).

4.18	*

Amendment to Warrant Agreement, dated November 14, 2019, by and among Broadmark Realty Capital Inc., Continental Stock Transfer & Trust Co., and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.4 to Broadmark Realty Capital Inc.’s Form 8-K filed with the SEC on November 20, 2019).

4.19	*

Second Amendment to Warrant Agreement, dated November 14, 2019, by and among Broadmark Realty Capital Inc., Continental Stock Transfer & Trust Co., and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.5 to Broadmark Realty Capital Inc.’s Form 8-K filed with the SEC on November 20, 2019).

4.20	*

Third Amendment of Warrant Agreement, dated May 31, 2023, by and among Ready Capital Corporation, RCC Merger Sub, LLC, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.21 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2023).

4.21		Description of Ready Capital Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	*

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

Equity Distribution Agreement, dated July 9, 2021, by and among Ready Capital Corporation, Sutherland Partners, L.P., Waterfall Asset Management LLC and JMP Securities LLC (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed July 9, 2021).

10.9	*

First Amendment to the Equity Distribution Agreement, dated March 8, 2022, by and among Ready Capital Corporation, Sutherland Partners, L.P., Waterfall Asset Management LLC, and JMP Securities LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2022).

10.10	*

Interest Exchange Agreement, dated as of November 3, 2021, by and among Ready Capital Corporation, Sutherland Partners, L.P., MREC Management, LLC and Mosaic Special Member, LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed November 9, 2021)***

10.11	*

Amended and Restated Contingent Equity Rights Agreement, dated as of March 21, 2023, by and among Ready Capital Corporation, Sutherland Partners, L.P., and Computershare Inc. and its affiliate Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

10.12	*

Assignment and Assumption Agreement, dated May 31, 2023, between RCC Merger Sub, LLC and Broadmark Realty Capital Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

10.13*		Ready Capital Corporation 2023 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registrant’s registration statement on Form S-8 filed with the SEC on September 8, 2023).

10.14		Form of Restricted Stock Unit Award Agreement under the Ready Capital Corporation 2023 Equity Incentive Plan.

10.15		Form of Restricted Stock Award Agreement under the Ready Capital Corporation 2023 Equity Incentive Plan.

19.1		Ready Capital Corporation Insider Trading Policy.

21.1		List of Subsidiaries of Ready Capital Corporation

23.1		Consent of Deloitte & Touche LLP

24.1		Power of Attorney (included on signature page)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1		Ready Capital Corporation Incentive Compensation Recovery Policy.

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Scheme Document

101.CAL		Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF		Inline XBRL Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Linkbase Document

101.PRE		Inline XBRL Taxonomy Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded with the Inline XBRL document)

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

Ready Capital Corporation

Date: February 28, 2024	By:	/s/ Thomas E. Capasse
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

Date: February 28, 2024	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board, Chief Executive
Officer and Chief Investment Officer
(Principal Executive Officer)

Date: February 28, 2024	By:	/s/ Jack J. Ross
Jack J. Ross
President and Director

Date: February 28, 2024	By:	/s/ Andrew Ahlborn
Andrew Ahlborn
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: February 28, 2024	By:	/s/ Frank P. Filipps
Frank P. Filipps
Director

Date: February 28, 2024	By:	/s/ Todd M. Sinai
Todd M. Sinai
Director

Date: February 28, 2024	By:	/s/ J. Mitchell Reese
J. Mitchell Reese
Director

	By:	/s/ Gilbert Nathan
Date: February 28, 2024		Gilbert Nathan
Director

Date: February 28, 2024	By:	/s/ Andrea Petro
Andrea Petro
Director

Date: February 28, 2024	By:	/s/ Dominique Mielle
Dominique Mielle
Director

Date: February 28, 2024	By:	/s/ Meredith Marshall
Meredith Marshall
Director
Date: February 28, 2024	By:	/s/ Daniel J. Hirsch
Daniel J. Hirsch
Director
Date: February 28, 2024	By:	/s/ Kevin M. Luebbers
Kevin M. Luebbers
Director
Date: February 28, 2024	By:	/s/ Pinkie D. Mayfield
Pinkie D. Mayfield
Director