Form 10-K/A
period 2023-12-31
Ready Capital Corp
filed 2024-04-29
CIK 1527590

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The registrant has 168,871,689 shares of common stock, par value $0.0001 per share, outstanding as of April 19, 2024.

Auditor Name	Auditor Location	Auditor Firm ID
Deloitte & Touche LLP	New York, New York	34

Explanatory Note

Ready Capital Corporation, referred to in this report as “Ready Capital,” “the Company,” “we,” “us,” and “our,” is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2024 (the “Original Report”), for the sole purpose of including the information required by Part III, Items 10 through 14, of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to provide information required in Part III of Form 10-K for the fiscal year ended December 31, 2023, because the Company does not intend to file a definitive proxy statement containing such information within 120 days of December 31, 2023.

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

Board of Directors

Our current board of directors is comprised of twelve members. Our board of directors has determined that ten of its directors are independent pursuant to the listing standards for independence of the NYSE. Our bylaws (“Bylaws”) provide that a majority of the entire board of directors may at any time increase or decrease the number of directors. However, the number of directors may never be less than the minimum number required by the Maryland General Corporation Law (“MGCL”) nor more than 15, unless our Bylaws are amended. In accordance with our charter and our Bylaws, directors are elected annually, and each director holds office until the next annual meeting of stockholders and until his or her successor has been duly elected and qualifies, or until the director’s earlier resignation, death or removal.

The Nominating and Corporate Governance Committee of our board of directors (the “Nominating and Corporate Governance Committee”) and the board of directors evaluates a number of criteria, qualifications and attributes when selecting a candidate to serve as a director. These include a candidate’s relevant experience, skill, diversity (including diversity in gender, race, ethnicity, and age, as well as fields of expertise, industry experience, and geographic location), integrity and independence. We seek to have a board of directors representing diverse backgrounds and varied work and life experiences that provide a range of insights into the financial, governance or legal matters that are relevant to our business and to our status as a publicly owned company. We believe that, as a group, the nominees bring a diverse range of perspectives that contribute to the effectiveness of our board of directors as a whole and the oversight that our board of directors provides to our management team.

There is no familial relationship among any of the members of our board of directors or executive officers.

Set forth below is information regarding each of our directors, including the experience, qualifications, attributes and skills that our board of directors believes makes each of them well qualified to serve as directors of the Company.

Thomas E. Capasse

Mr. Capasse, age 67, has served as the Chairman of our board of directors and our Chief Executive Officer since October 2016. Mr. Capasse also serves as our Chief Investment Officer and is a Manager and co-founder of Waterfall Asset Management, LLC (our “Manager”). Prior to founding Waterfall, Mr. Capasse managed the principal finance groups at Greenwich Capital from 1995 until 1997, Nomura Securities from 1997 until 2001, and Macquarie Securities from 2001 until 2004. Mr. Capasse has significant and long-standing experience in the securitization market as a founding member of Merrill Lynch’s ABS Group (1983–1994) with a focus on mortgage backed securities (“MBS”) transactions (including the initial Subprime Mortgage and Manufactured Housing ABS) and experience in many other ABS sectors. Mr. Capasse began his career as a fixed income analyst at Dean Witter and Bank of Boston. Mr. Capasse received a Bachelor of Arts degree in Economics from Bowdoin College in 1979.

Jack J. Ross

Mr. Ross, age 66, has served as our President and as a member of our board of directors since October 2016. Mr. Ross is a Manager and co-founder of our Manager. Mr. Ross also serves as Vice Chairman of the board of directors of Feinstein Institutes for Medical Research, a not-for-profit organization. Prior to founding our Manager in January 2005, Mr. Ross was the founder of Licent Capital, a specialty broker/ dealer for intellectual property securitization. From 1987 until 1999, Mr. Ross was employed by Merrill Lynch where he managed the real estate finance and ABS groups. Mr. Ross began his career at Drexel Burnham Lambert where he worked on several of the early ABS transactions and at Laventhol & Horwath where he served as a senior auditor. Mr. Ross received a Master of Business Administration degree in Finance with distinction from the University of Pennsylvania’s Wharton School of Business in 1984 and a Bachelor of Science degree in Accounting, cum laude, from the State University of New York at Buffalo in 1978.

Frank P. Filipps

Mr. Filipps, age 76, is one of our independent directors and has served as a member of our board of directors since October 2016. From November 2013 to October 2016 Mr. Filipps served as a member of the board of directors of Sutherland Asset Management Corporation which merged with our Company in October 2016 whereupon Mr. Filipps became a member of our board of directors. He has served since 1995 as a Director and Chairman of the Audit Committee of Impac Mortgage Holdings, Inc. (NYSE: IMH) and has served since February 2013 as a Director of Orchid Island Capital Corp (NYSE: ORC). From March 2002 to December 2014, Mr. Filipps was a Director of Primus Guaranty Limited (NYSE: PRS) and from 2010 to December 2014 he was a Director, member of the Audit Committee and Chairman of the Compensation Committee of Fortegra Financial (NYSE: FRF). From April 2005 to July 2008, Mr. Filipps was Chairman and Chief Executive Officer of Clayton Holdings, Inc. From 1995 to 2005, Mr. Filipps was Chairman, Chief Executive Officer and a Director of Radian Group Inc. Mr. Filipps began his career at Radian in 1992 as Senior Vice President and Chief Financial Officer. In 1994, he was promoted to Executive Vice President and Chief Operating Officer and in 1995 he was named President, Chief Executive Officer and Director. From 1975 to 1992, Mr. Filipps was at American International Group where he served in a number of executive, financial and investment management positions. Mr. Filipps holds a Master of Business Administration degree in corporate finance and international business from the Stern School of Business at New York University and a Bachelor of Arts degree in Economics from Rutgers University in 1969.

Daniel J. Hirsch

Mr. Hirsch, age 50, is one of our independent directors and has served on our board of directors since May 2023 following the completion of our merger transaction with Broadmark Realty Capital Inc. (“Broadmark”) and served on the board of directors of Broadmark from November 2019 until the merger transaction. Mr. Hirsch has served on the board of Nuburu, Inc. (NASDAQAMERICAN: BURU) since February 2023. Mr. Hirsch was the Chief Financial Officer and Corporate Secretary and a member of the board of directors of Anzu Special Acquisition Corp I (NASDAQ: ANZU) from October 2022 through September 2023 and has been a consultant to Executive in Residence with Anzu Partners LLC since August 2022. Mr. Hirsch has served on the board of The Macerich Company (NYSE: MAC), a real estate investment trust, since 2018 and is currently a member of the Compensation Committee and Chair of the Nominating and Governance Committee. Mr. Hirsch was a Principal of Cascade Acquisition Holdings, LLC, the sponsor of a special purpose acquisition company, Cascade Acquisition Corp. (NYSE: CAS), formed in November 2020, and served as its Chief Operating Officer and Chief Financial Officer through May 2022. Mr. Hirsch served as a consultant to Trinity Real Estate Investments, LLC (“Trinity”) from January 2019 through November 2019 in connection with Trinity’s sponsorship of a special purpose acquisition company, Trinity Merger Corp, which completed its initial business combination in November 2019 with Broadmark. Mr. Hirsch served as a consultant to Farallon Capital Management, L.L.C. (“Farallon”), an investment firm that manages capital on behalf of institutions and individuals, for which he served as a board designee with respect to Farallon’s investment in Playa Hotels & Resorts N.V. (NASDAQ: PLYA), from January 2017 to March 31, 2020. During his tenure as a Director at Playa Hotels & Resorts N.V., Mr. Hirsch served as the Chair of the Compensation Committee, and a member of the Nominating and Governance Committee and Capital Allocation Committee. Previously, from November 2003 to December 2016, Mr. Hirsch held several senior positions at Farallon, including Managing Member of the Real Estate Group from 2009 to December 2016, Managing Director from 2007 to 2008 and Legal Counsel from 2003 to 2006. Prior to joining Farallon, Mr. Hirsch worked as an associate in the San Francisco office of the law firm Covington & Burling LLP, from 2001 to 2003. Mr. Hirsch graduated from Yale Law School with a J.D. and earned a Bachelor of Arts degree, summa cum laude, in Law, Jurisprudence and Social Thought from Amherst College.

Kevin M. Luebbers

Mr. Luebbers, age 57, is one of our independent directors and has served on our board of directors since May 2023 following the completion of our merger transaction with Broadmark and served on the board of directors of Broadmark from November 2019 until the merger transaction. Mr. Luebbers served as the Interim President of Broadmark from November 2022 until the merger transaction. Mr. Luebbers served as a consultant to Trinity from October 2019 through November 2019. Mr. Luebbers served as a board member and Audit Committee Chairman of Ambassadors International, Inc., previously a publicly traded cruise, marina and travel and event company, from 2005 to 2008. Mr. Luebbers co-founded and has served as Managing Partner of VIC Partners, LLC, an investment partnership focused on acquiring and repositioning hotel properties, since 2004. Prior to that, he was Executive Vice President and Chief Financial Officer at RFS Hotel Investors, Inc., previously a publicly traded real estate investment trust from 2000 to 2003, where he was responsible for the company’s capital markets and treasury functions. Prior to that, Mr. Luebbers served as Senior Vice President of planning and investment analysis at Hilton Hotels Corporation from 1996 to 2000. Mr. Luebbers received a Bachelor of Science degree from Cornell University and a Master of Business Administration degree from the University of California at Berkeley.

Meredith Marshall

Mr. Marshall, age 58, is one of our independent directors and has served as a member of our board of directors since December 2022. Mr. Marshall is the co-founder and Managing Partner of BRP Companies (“BRP”), a vertically integrated owner, operator, developer and manager of transit-oriented, mixed-use, multifamily properties in the New York Tri-State area. Mr. Marshall is responsible for executing BRP’s investment strategy, including deal origination, acquisition, finance and development. Prior to co-founding BRP, Mr. Marshall was a Managing Director at Musa Capital Advisors (“Musa Capital”), an emerging markets private equity and financial advisory firm based in New York City that managed a separate account for Kingdom Holding Africa, HRH’s Prince Alwaleed Bin Talal’s investment vehicle for Sub-Saharan Africa. At Musa Capital, Mr. Marshall was instrumental in executing cross-border transactions, including the $37 million development of a mixed-use office complex and mall in Harare, Zimbabwe. Mr. Marshall also led successful investments in the telecommunications and financial services sectors. Prior to Musa Capital, Mr. Marshall was a senior associate at Wasserstein Perella & Co. (“Wasserstein”), an investment banking firm based in New York City. While at Wasserstein, Mr. Marshall was an integral member of the firm’s telecommunications and media, mergers and acquisitions practice, where he assisted in transactions exceeding $15 billion. Mr. Marshall is a founding member of the Council of Urban Professionals and a member of the Executive Board of the New York State Affordable Housing Association. Mr. Marshall also proudly serves on the Real Estate Board of New York Board of Governors, Enterprise NYC Advisory Board and Citizens Housing and Planning Council Board. Mr. Marshall holds a Bachelor of Science degree in Electrical Engineering from Boston University and a Master of Business Administration degree in Finance and International Business from Columbia Business School.

Pinkie D. Mayfield

Ms. Mayfield, age 55, is one of our independent directors and has served on our board of directors since May 2023 following the completion of our merger transaction with Broadmark and served on the board of directors of Broadmark from November 2019 until the merger transaction. Ms. Mayfield is the Chief Communications Officer and Vice President of Corporate Affairs at Graham Holdings Company (formerly The Washington Post Company) where she is a key member of the executive team responsible for investor relations, corporate affairs, public relations, communications, strategic initiatives and advising the chairman on matters of special interest. A seasoned finance executive rooted in investment management, Ms. Mayfield previously served as the Vice President of Corporate Solutions, responsible for leadership and management of the largest procurement contracts across the enterprise. Ms. Mayfield joined the Post in 1998 as the Corporate Cash Manager to launch the Company's first public debt offering, and subsequently crafted the short- and long-term debt infrastructure. She became the Assistant Treasurer in 1999, managing the cash and investment elements of Treasury. Prior to joining Graham Holdings, Ms. Mayfield was an Assistant Vice President and Trust Officer at NationsBank (now Bank of America) in the Investment Services Division where she was an advisor to corporations, unions, pension funds, foundations and endowments. She began her career at Prudential-Bache Securities. Ms. Mayfield is a board member of DXC Technologies (NYSE: DXC) and Chair of the Audit Committee at Founders Bank. She has also previously served as a Director of several private companies. Ms. Mayfield graduated magna cum laude with a Bachelor of Arts degree in business administration from Trinity Washington University and earned a Master of Business Administration degree from the University of Maryland University College.

Dominique Mielle

Ms. Mielle, age 55, is one of our independent directors and has served on our board of directors since March 2021, following the completion of our merger transaction with Anworth Mortgage Asset Corporation (“Anworth”). Ms. Mielle served on the board of directors of Anworth prior to the merger transaction. She was a Partner at Canyon Capital Advisors, LLC (“Canyon”) from August 1998 to December 2017, where she focused on the transportation, technology, retail and consumer products sectors, specialized in corporate and municipal bond securitizations, and was responsible for all aspects of Canyon’s collateralized loan obligations business. Prior to joining Canyon, in 1996, Ms. Mielle worked at Libra Investments, Inc. as an associate in the corporate finance department, covering middle market companies. Prior to Libra Investments, from 1993 to 1995, Ms. Mielle worked at Lehman Brothers as an analyst in the Financial Institutions group, focusing on mergers and acquisitions. Ms. Mielle holds a Master of Business Administration degree in Finance from Stanford University and a Master in Management degree from École des Hautes Études Commerciales in France (HEC Paris). She was named one of the “Top 50 Women in Hedge Funds” by Ernst & Young in 2017.

Gilbert E. Nathan

Mr. Nathan, age 44, is one of our independent directors and has served on our board of directors since March 2019, following the completion of our merger transaction with Owens Realty Mortgage, Inc. (“ORM”) and served on the board of directors of ORM from August 2018 through the completion of the merger transaction. He has served as the Managing Member and a Director of Jackson Square Advisors LLC, a financial advisory and services firm, since September 2015. He has served as a Director for Alto Ingredients, Inc (Nasdaq: ALTO) since November 2019 and Magnachip Semiconductor Corporation (NYSE: MX) since May 2023. Mr. Nathan is currently the Plan Administrator for Mission Coal Wind Down Co. LLC and the Chief Executive Officer of Cloud Peak Energy. From June 2018 to December 2021, Mr. Nathan served as a board member of Hercules Offshore Liquidating Trust for Hercules Offshore, Inc. He also served as the liquidating trustee of BPZ Liquidating Trust for BPZ Resources, Inc. from November 2015 to May 2017. From November 2015 to July 2017, he served as a Director of Emergent Capital, Inc. (NYSE: EMG), a specialty finance company. From July 2013 to August 2015, Mr. Nathan was a senior analyst with Candlewood Investment Group, an investment firm, and prior to that, he was a Principal with Restoration Capital Management from 2002 to 2012. Mr. Nathan earned a Bachelor of Science degree in Management from Tulane University.

Andrea Petro

Ms. Petro, age 71, is one of our independent directors and has served as a member of our board of directors since July 2020. From March 2020 through February 2023, Ms. Petro was engaged by our Manager as a consultant providing advice in the commercial finance and consumer finance sectors, as well as support for Ready Capital marketing initiatives and Small Business Administration (“SBA”) business development. She served as Managing Director and Group Head of the Specialty Commercial Finance Group of our Manager from June 2018 until February 2020. Ms. Petro previously worked at Wells Fargo Capital Finance from 2000 to 2017 as the Executive Vice President and Group Head of the Lender Finance Division and the Supply Chain Finance Division. From 1992 to 2000, Ms. Petro was at Transamerica Business Credit where she served as the Senior Vice President and National Marketing Manager. Ms. Petro currently serves as a member of the MS Finance Advisory Board of the McCombs School of Business at The University of Texas. Previously she served as a member of the board of the Secured Finance Network (formerly known as the Commercial Finance Association (“CFA”)) from 2003 to 2022 and as President of the CFA from 2016 through 2017. She was also a member of the board of the Secured Finance Network Education Foundation from 2016 through 2020. Ms. Petro holds a Master of Business Administration degree in finance from the McCombs School of Business at the University of Texas and a Bachelor of Arts degree with a concentration in Russian and Soviet Studies from Kent State University.

J. Mitchell Reese

Mr. Reese, age 64, is one of our independent directors and has served as a member of our board of directors since October 2016. From November 2013 to October 2016 Mr. Reese served as a member of the board of directors of Sutherland Asset Management Corporation which merged with our Company in October 2016 whereupon Mr. Reese became a member of our board of directors. He has been the Managing Member of Cintra Capital LLC since June 2001. Prior to founding Cintra, he was a Managing Director of The Carlyle Group, a private equity firm that manages over $220 billion, where he headed the firm’s U.S. venture capital fund. Mr. Reese has served as a Director of The Maids International, a privately held franchisor of cleaning services, since July 2021. Previously, Mr. Reese was a Managing Director of Morgan Keegan & Company, where he served on the board of directors and was head of the Mergers and Acquisitions Group, co-head of Investment Banking, and President of the firm’s Merchant Banking subsidiary. He served as a Director of Oxford Finance Corporation, a privately-held specialty finance company, from 2002 to 2004 and as a Director of Local Vine, LLC, a privately-held retailer, from March 2019 to August 2019. Mr. Reese graduated cum laude with a Bachelor of Arts degree from Harvard College and received a Master of Business Administration degree from Harvard Business School.

Todd M. Sinai

Dr. Sinai, age 54, is one of our independent directors and has served as a member of our board of directors since October 2016. From November 2013 to October 2016 Dr. Sinai served as a member of the board of directors of Sutherland Asset Management Corporation which merged with our Company in October 2016 whereupon Dr. Sinai became a member of our board of directors. He is the David B. Ford Professor, Professor of Real Estate and Business Economics and Public Policy at The University of Pennsylvania - The Wharton School, where he has been a member of the faculty since 1997 and the Chairperson of the Real Estate Department since 2019. Dr. Sinai has particular expertise in commercial real estate and real estate investment trusts, real estate and public economics, risk and pricing in real estate markets, taxation of real estate and capital gains. Dr. Sinai received a Ph.D. in Economics from the Massachusetts Institute of Technology and a Bachelor of Arts degree in Economics and Mathematics from Yale University.

Executive Officers

We are externally managed and advised by our Manager. We rely on our Manager to provide or obtain, on our behalf, the personnel and services necessary for us to conduct our business. Pursuant to the terms of our Management Agreement, our Manager and its affiliates provide us with our management team, including our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Investment Officer, and Chief Credit Officer, along with appropriate support personnel. All officers of the Company are employees of Waterfall or its affiliates.

The following sets forth certain information with respect to our executive officers:

Name	Age	Position Held
Thomas E. Capasse	67	Chairman of the Company Board of Directors, Chief Executive Officer and Chief Investment Officer
Jack J. Ross	66	President and Director
Andrew Ahlborn	40	Chief Financial Officer
Gary T. Taylor	64	Chief Operating Officer
Adam Zausmer	46	Chief Credit Officer

For the biography of Mr. Capasse and Mr. Ross, please see “Board of Directors” above.

Andrew Ahlborn

Mr. Ahlborn, age 40, has served as our Chief Financial Officer since March 2019. Mr. Ahlborn joined our Manager in 2010 and served as Controller of Ready Capital from 2015 to 2019. Having focused on Ready Capital since its formation in 2011, Mr. Ahlborn has served a vital role in many significant corporate transactions since our inception. Prior to joining our Manager he worked in Ernst & Young, LLP’s Financial Services Office. Mr. Ahlborn received a Bachelor of Science degree in Accounting from Fordham University’s Gabelli School of Business and a Master of Business Administration degree from Columbia Business School. He is a licensed Certified Public Accountant in New York.

Gary T. Taylor

Mr. Taylor, age 64, has served as our Chief Operating Officer since April 2019. Prior to joining our Manager, Mr. Taylor served as President and Chief Operating Officer of Newtek Business Credit from May 2015 to March 2019. From 2013 to 2015, Mr. Taylor was Managing Director at Brevet Capital Management, and before that he was Chief Operating Officer of CIT Small Business Lending from 2007 to 2013. Earlier in his career, Mr. Taylor held numerous roles within the financial services industry including at Lehman Brothers, Moody’s Investor Service, AT&T Capital Corporation, Resolution Trust Corporation, First Chicago Bank & Trust, and Chase Manhattan Bank. Mr. Taylor received a Bachelor of Science degree, with Honors, in Business from Florida A&M University.

Adam Zausmer

Mr. Zausmer, age 46, has served as our Chief Credit Officer since July 2021. Prior to joining our Manager in 2013, Mr. Zausmer was a Senior Underwriter with JPMorgan Chase’s Commercial Term Lending business. Prior to JPMorgan Chase, he was a Vice President on the Credit Risk Management team at Credit Suisse. Mr. Zausmer began his career as a Management Associate within Citigroup’s Global Shared Services division and transitioned to the Residential Real Estate business as a Senior Credit Risk Analyst. Mr. Zausmer received a Bachelor of Science degree in Business Administration from the University at Buffalo and a Master of Science degree in Real Estate from New York University.

Composition, Meetings and Committees of the Board of Directors

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

The following sets forth certain information with respect to our committees:

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Frank P. Filipps	√*	√
Dominique Mielle		√	√
Gilbert E. Nathan	√		√
J. Mitchell Reese	√		√*
Todd M. Sinai		√*	√

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

Compensation Committee. Messrs. Sinai (Chair) and Filipps and Ms. Mielle are the current members of the Compensation Committee. Our board of directors has determined that all members of the Compensation Committee are independent as required by NYSE listing standards for Compensation Committee members, the Guidelines, the Independence Standards, and the written charter of the Compensation Committee. The Compensation Committee is responsible for, among other things, evaluating the performance of our Manager, reviewing the compensation and fees payable to our Manager under the Amended and Restated Management Agreement between us, Sutherland Partners, L.P. (the “Operating Partnership”) and our Manager dated as of May 9, 2016, as amended by the First Amendment to the Amended and Restated Management Agreement dated as of December 6, 2020 (the “Management Agreement”), preparing Compensation Committee reports, overseeing and administering our 2013 equity incentive plan (the “Prior Plan”) and our 2023 equity incentive plan (the “2023 Plan” and together with the Prior Plan, the “Equity Incentive Plans”) and determining the level of equity based compensation, in consultation with our executive officers, payable to the personnel of our Manager pursuant to such plans. Because the Management Agreement provides that our Manager is responsible for managing our affairs, our officers, who are employees of our Manager, do not receive cash compensation from us for serving as our officers, except that we pay the allocable share of the compensation of our Chief Financial Officer, Chief Operating Officer and Chief Credit Officer based on the percentage of their time spent managing our affairs. To the extent that we become responsible for paying the compensation or any other employee benefits of our Chief Executive Officer, the Compensation Committee will review and approve corporate goals and objectives relevant to the compensation of our Chief Executive Officer, evaluate the performance of our Chief Executive Officer in light of those goals and objectives, and determine our Chief Executive Officer’s compensation level based on this evaluation. The Compensation Committee consults with our Manager when recommending to our board of directors the level of awards under the Equity Incentive Plans to be payable to the personnel of our Manager and our Manager’s affiliates.

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

During 2023, the Compensation Committee engaged both Ferguson Partners Consulting, L.P. (“FPC”) and Farient Advisors, L.L.C. (“Farient”) to serve as its compensation consultants. FPC primarily assisted with the establishment of the 2023 Plan with the goal of creating a fair, reasonable, and balanced compensation program that closely aligns the interest of our board of directors and executive officers with those of our stockholders. Farient was engaged in late 2023 to review and evaluate our officer and director compensation levels and program for 2024, including conducting a competitive market review and peer group benchmarking analysis, and making officer and director compensation recommendations thereon. FPC and Farient received instructions from, and reported to, the Compensation Committee on an independent basis. The Compensation Committee evaluated whether any services proposed to be performed during 2023 by FPC and Farient raised any conflict of interest and determined that it did not. Farient’s consulting services to the Compensation Committee regarding officer and director compensation are discussed further below. See “Executive Compensation—Compensation Discussion and Analysis.” Other than as described herein, FPC and Farient did not provide other services to us or any of our affiliates during 2023.

Nominating and Corporate Governance Committee. Messrs. Reese (Chair), Sinai and Nathan and Ms. Mielle are current members of the Nominating and Corporate Governance Committee. Our board of directors has determined that all members of the Nominating and Corporate Governance Committee are independent as required by NYSE listing standards, the Guidelines, the Independence Standards and the written charter of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for, among other things, reviewing periodically and making recommendations to our board of directors on the range of qualifications that should be represented on our board of directors and eligibility criteria for individual board membership, as well as seeking, considering and recommending to our board of directors qualified candidates for election as directors, and approving and recommending to the full board of directors the appointment of each of our directors. The Nominating and Corporate Governance Committee reviews and makes recommendations on matters involving the general operation of our board of directors and our corporate governance and recommends to our board of directors nominees for each committee of our board of directors, as needed. In addition, the committee annually facilitates the assessment of our board of directors’ performance as a whole and that of the individual directors and reports thereon to our board of directors. The specific responsibilities of the Nominating and Corporate Governance Committee are set forth in its written charter.

CORPORATE GOVERNANCE

Policy On Insider Trading

We have adopted an Insider Trading Policy to promote compliance with federal, state and foreign securities laws that prohibit certain persons who are aware of material non-public information about a company from: (i) trading in securities of that company; or (ii) providing material non-public information about the Company or about other companies doing business with the Company to persons who may trade on the basis of that information. Our insider trading policy includes pre-clearance requirements and procedures for our officers and directors prior to effecting a transaction. In addition, our insider trading policy contains our robust anti-hedging and pledging policy.

Code of Ethics

Our board of directors has adopted a Code of Ethics (the “Code of Ethics”). Our Code of Ethics applies to our officers, directors, employees, and independent contractors and to our Manager’s officers, directors, and employees. Among other matters, our Code of Ethics is designed to deter wrongdoing and promote:

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

Board Compensation

We pay compensation for service as a director only to those directors who are independent under the NYSE listing standards. During the year ended December 31, 2023, each independent director received an annual cash director's fee of $95,000 and an annual equity award of $115,000 in value of restricted Common Stock, prorated for time served as an independent director. In addition, the chair of the Audit Committee received an annual cash retainer of $25,000 and Audit Committee members serving in a non-chairman role received an additional cash retainer of $12,500. The chair of the Compensation Committee received an additional cash retainer of $20,000 and Compensation Committee members serving in a non-chairman role received an additional cash retainer of $10,000. The chair of the Nominating and Corporate Governance Committee received an additional cash retainer of $15,000 and Nominating and Corporate Governance Committee members serving in a non-chairman role received an additional cash retainer of $7,500. We reimbursed all members of our board of directors for their travel expenses incurred in connection with their attendance at full meetings of our board of directors and its committees.

Our independent directors are also generally eligible to receive restricted stock units (“RSUs”), restricted Common Stock, and other equity-based equity awards under the Equity Incentive Plans.

2023 Director Compensation

The following table summarizes the 2023 annual compensation received by our independent directors.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Frank P. Filipps	130,000	115,000	245,000
Daniel J. Hirsch(3)	55,417	67,086	122,503
Kevin M. Luebbers(3)	55,417	67,086	122,503
Meredith Marshall	95,000	115,000	210,000
Pinkie D. Mayfield(3)	55,417	67,086	122,503
Dominique Mielle	112,500	115,000	227,500
Gilbert E. Nathan	115,000	115,000	230,000
Andrea Petro(4)	23,750	28,753	52,503
J. Mitchell Reese	122,500	115,000	237,500
Todd M. Sinai	122,500	115,000	237,500

(1)	Annual board fees, chair and committee service fees paid to independent directors in 2023.
(2)	The aggregate grant date fair value of awards granted in 2023 based on the stock price on the grant date and calculated under FASB ASC Topic 718 based on the value of the underlying shares on the grant date. The shares of restricted Common Stock vest in equal quarterly installments over a one-year period. Dividends are to be paid on unvested shares of restricted Common Stock at the same rate and at the same time as dividends on the Company’s Common Stock.
(3)	Messrs. Hirsch and Luebbers and Ms. Mayfield were appointed to our board of directors effective May 31, 2023.
(4)	Ms. Petro was deemed an independent director under the NYSE listing standards effective October 1, 2023.

To align the interests of our independent directors and stockholders, we have adopted stock ownership guidelines for our independent directors, as well as certain executive officers, that require these individuals to achieve significant ownership of equity in the Company. See “Executive Compensation—Stock Ownership Guidelines.”

Compensation Discussion and Analysis

This compensation discussion and analysis describes our compensation objectives and policies, including in relation to compensation received for the year ended December 31, 2023, by our named executive officers (our “Named Executive Officers”), Thomas E. Capasse, our Chief Executive Officer and Chief Investment Officer, Jack J. Ross, our President, Andrew Ahlborn, our Chief Financial Officer, Gary Taylor, our Chief Operating Officer, and Adam Zausmer, our Chief Credit Officer.

Overview

We are managed by our Manager pursuant to the Management Agreement whereby we pay our Manager a management fee and incentive distribution and reimburse our Manager for (i) the allocable share of the compensation of our Chief Financial Officer, Chief Operating Officer, and Chief Credit Officer and (ii) the allocable share of the compensation of other personnel hired by our Manager who are dedicated primarily to us, based on the percentage of time spent managing our affairs. For details regarding payments under the Management Agreement, see “Certain Relationships and Related Transactions and Director Independence —Management Agreement.”

Our Named Executive Officers are employees of our Manager or one of its affiliates and do not receive cash compensation from us for serving as our executive officers. We do not pay or reimburse our Manager for any portion of the cash compensation that is paid by our Manager and its affiliates to Mr. Capasse, our Chief Executive Officer and Chief Investment Officer, or Mr. Ross, our President.

We are responsible for reimbursing our Manager for the compensation paid to our Chief Financial Officer, Chief Credit Officer and Chief Operating Officer, who are exclusively dedicated to our affairs. Our Compensation Committee has also, from time to time, paid special cash bonuses and/or granted long-term equity-based awards to certain of our Named Executive Officers pursuant to the Equity Incentive Plans. These awards are designed to support our objectives of aligning the interests of our Named Executive Officers with those of our stockholders, promoting our long-term performance and value creation, and retaining these individuals who are critical to our growth and long-term success. A discussion of our and our Manager’s compensation strategy and the compensation we reimbursed to our Manager for our Name Executive Officers in respect of the performance year ended December 31, 2023 is set forth below.

We were pleased that approximately 95% of the votes cast by our stockholders at our 2023 annual meeting of stockholders supported our say-on-pay advisory vote on executive compensation. The Compensation Committee continuously examines and assesses our executive compensation practices relative to our compensation philosophy and objectives, as well as competitive market practices. As part of the Compensation Committee’s evaluation of our compensation strategy, the Compensation Committee determined that it would be appropriate to recommend that our Manager take a more formulaic approach with respect to the compensation of those executive officers whose compensation we reimburse under the Management Agreement, including our Chief Financial Officer, Chief Credit Officer and Chief Operating Officer. The Company engaged Farient as an independent compensation consultant to assist in developing objective performance standards for the annual cash incentive bonus plan for 2023 and long-term equity grants for the performance year 2023, which were granted to these officers in February 2024. Farient met with the Manager and our Compensation Committee on several occasions to discuss guiding principles, competitive market trends, peer group pay practices and other compensation considerations.

Annual Cash Incentive Program

Consistent with the Compensation Committee’s focus on incentive compensation that aligns executive compensation with our overall performance, the Compensation Committee recommended and our board of directors and our Manager approved the framework for the annual cash incentive bonus plan for 2023, which provides for a formulaic approach to aligning executive compensation with objective performance criteria, both for the individual executive officers and for the Company as a whole.

Under the annual cash incentive bonus plan for 2023, our Chief Financial Officer, Chief Operating Officer and Chief Credit Officer have the opportunity to earn threshold, target or maximum incentive cash bonus amounts based on the levels of achievement of the criteria described above. Whether any of the threshold, target or maximum bonus levels are attained will be determined by the Compensation Committee based on achievement of the criteria described above, including the discretionary component, and the weighting of each criterion.

Long-term Equity Awards

The Compensation Committee believes that equity-based incentives are an effective means of motivating and rewarding long-term Company performance and value creation. In addition, equity-based incentives appropriately align the interests of management with those of our stockholders. Our equity compensation program incorporates performance-based equity awards that are tied to the Company’s achievement of pre-defined performance metrics. The Compensation Committee determined that long-term equity awards in respect of the applicable performance year will include performance-based equity awards, in addition to time-based awards, which require the achievement of market-based performance measures, including return on equity capital and total stockholder return (TSR) relative to an executive compensation peer group (as set forth below), measured over a cumulative three-year period. In addition, the long-term equity awards incorporate levels of opportunity which determine the amount of awards that will actually be earned by the executive officer. Our long-term equity compensation program includes the following features:

•	Allocation of Awards: Year-end equity-based awards are allocated 50% to time-based equity awards that vest based on continued employment or service over a three-year vesting period and 50% to performance-based equity awards that remain at risk and are subject to forfeiture subject to the achievement of pre-established metrics over a three-year performance period.

•	Performance-Based Vesting Criteria: Metrics for performance-based equity awards are tied solely to Company performance, which metrics have historically included distributable return on equity capital and TSR relative to an executive compensation peer group, each measured over a cumulative three-year period.

•	Payout Opportunities: The performance-based equity awards incorporate three levels of opportunity –threshold, target and maximum – which determine the amount of the performance-based equity awards that will be earned.

Long-term Equity Awards Peer Group.

The executive compensation peer group (the “peer group”) used to evaluate and determine total compensation for Messrs. Ahlborn, Taylor and Zausmer is set forth below. Each component company is an internally managed company with an emphasis on mortgage financing and fits within the size parameters approved by the Compensation Committee (market capitalization and total enterprise value of 0.3x to 5.2x of the Company’s market capitalization and total enterprise value).

AGNC Investment Corp.	Mr. Cooper Group, Inc.
Arbor Realty Trust, Inc.	New York Mortgage Trust, Inc.
BrightSpire Capital, Inc.	Radian Group Inc.
Chimera Investment Corporation	Redwood Trust, Inc.
Dynex Capital, Inc.	Rithm Capital
Hannon Armstrong Sustainable Infrastructure Capital, Inc.	Two Harbors Investment Corp.
Ladder Capital Corp.	Walker & Dunlop, Inc.
MFA Financial Inc.

The peer group for 2023 was the same peer group as for 2022, except for the addition of AGNC Investment Corp. and Rithm Capital, which were added because they were a match to the Company’s peer group profile, and the removal of iStar Inc., which was removed due to a shift in investment focus.

Merger-Related Compensation

During 2023, the Compensation Committee approved the payment of cash bonuses to Messrs. Ahlborn, Taylor and Zausmer in recognition of their extraordinary efforts in connection with our merger with Broadmark in the following amounts (referred to in this Amendment as the “Merger-Related Cash Bonuses”): Mr. Ahlborn, $550,000, Mr. Taylor, $150,000; and Mr. Zausmer, $550,000.

The Compensation Committee also determined that equity awards granted in 2023 would include performance-based equity awards which require the achievement of performance-based measures related to our merger transaction with Broadmark (referred to in this Amendment as the “Merger-Related RSUs”), including (i) cost savings in 2024 as a percentage of the pre-merger expense run rate, (ii) the volume of originations from the time of the merger through the end of 2024, (iii) incremental liquidity from asset level financing, portfolio run-off, sales or corporate re-levering through the end of 2024, and (iv) distributable return on equity for 2024. The performance-based equity awards incorporate three levels of opportunity –threshold, target and maximum – which determine the amount of the performance-based equity awards that will be earned, if any, in 2025.

Executive Compensation for the 2023 Performance Year

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

Annual Cash Incentive Program

Consistent with the Compensation Committee’s focus on incentive compensation that aligns executive compensation with our overall performance, the Compensation Committee recommended and our board of directors and our Manager approved the framework for the annual cash incentive bonus plan for 2023, which provides for a formulaic approach to aligning executive compensation with objective performance criteria, both for the individual executive officers and for the Company as a whole. The annual cash incentive bonus plan for 2023 includes the following performance criteria for evaluation of the Company’s performance and the performance of Messrs. Ahlborn, Taylor and Zausmer, whose salaries we reimburse to our Manager under the Management Agreement:

2023 Annual Cash Bonus Metrics and Weightings

	Distributable Return on Equity (“ROE”)(1)	Relative TSR (2)	Platform Growth (3)	Portfolio Losses(4)	Enterprise Growth(5)	Segment Distributable Net Income Contribution(6)	Individual(7)
Andrew Ahlborn	40%	10%	—	—	20%	—	30%
Gary Taylor	40%	10%	5%	—	—	15%	30%
Adam Zausmer	40%	10%	10%	10%	—	—	30%

(1)	Distributable ROE is calculated as the amount of 2023 distributable earnings returned as a percentage of average stockholders’ equity. For purposes of the annual cash bonus plan, the Company defines distributable earnings as net income adjusted for unrealized gains and losses related to certain MBS not retained by the Company as part of its loan origination business, realized gains and losses on sales of certain MBS, unrealized gains and losses related to residential mortgage servicing rights from discontinued operations, unrealized changes in the current expected credit loss reserve, unrealized gains and losses on de-designated cash flow hedges, unrealized gains and losses on foreign exchange hedges, unrealized gains and losses on certain unconsolidated joint ventures, non-cash compensation expense related to stock-based incentive plans, and one-time non-recurring gains or losses, such as gains or losses on discontinued operations, bargain purchase gains, merger related expenses, or other one-time items. We selected Distributable ROE because we believe it is the most relevant metric for determining ongoing profitability period over period.
(2)	Ready Capital’s TSR relative to the TSR of the following companies: Acres Commercial Realty Corp., Apollo Commercial Real Estate Finance, Inc., Arbor Realty Trust, Inc., Ares Commercial Real Estate Corporation, Blackstone Mortgage Trust, Inc., BrightSpire Capital, Inc., Cherry Hill Mortgage Investment Corporation, Chimera Investment Corporation, Granite Point Mortgage Trust Inc., Invesco Mortgage Capital Inc., KKR Real Estate Finance Trust Inc., Ladder Capital Corp., MFA Financial, Inc., New York Mortgage Trust, Inc., PennyMac Mortgage Investment Trust, Redwood Trust, Inc., Starwood Property Trust, Inc., TPG Real Estate Finance Trust, Inc. and Two Harbors Investment Corp. We selected relative TSR because we believe it is the most comparative measure of stockholder return across the peer group.

(3)	Includes both lower-to-middle market commercial real estate (“LMM”) origination and acquisition volumes and SBA origination volumes. We selected platform growth as a metric for Messrs. Taylor and Zausmer because we believe it measures the ongoing growth of the Company’s operations and measures activity levels across operating segments.
(4)	Calculated as the percentage of principal losses over the average unpaid principal balance of the loan portfolio. We selected portfolio performance as a metric for Mr. Zausmer because we believe it is a measurement of the credit underwriting in the portfolio.
(5)	Calculated as the percentage increase in stockholders’ equity and corporate debt. We selected enterprise growth as a metric for Mr. Ahlborn because we believe it measures the Company’s growth which we deem critical to the ongoing success of the Company.
(6)	Calculated as the distributable earnings attributable to the Small Business Lending segment. We selected segment distributable net income contribution as a metric for Mr. Taylor because we believe it is the most relevant metric for determining the success of this operating segment.
(7)	The individual component of the annual cash bonus allows for an evaluation of the individual contributions of each of Messrs. Ahlborn, Taylor and Zausmer. Mr. Ahlborn’s individual goals were corporate and finance-focused, such as optimization of corporate debt and warehouse lines and liquidity management. Mr. Taylor’s individual goals were operations-focused, such as human resources management and operations infrastructure enhancement. Mr. Zausmer’s individual goals were CRE-focused, such as implementation of a dedicated sales leadership model and identification of new sourcing channels.

2023 Annual Cash Bonus Performance Targets

Name	Distributable ROE	Relative TSR Percentile	Platform Growth – CRE*	Portfolio Growth – SBA*	Portfolio Losses (bps)	Enterprise Growth	Segment Distributable Net Income Contribution*
Threshold	6.0%	25th	2,000,000	337,500	60	10.0%	15,000
Target	8.0%	55th	3,000,000	450,000	45	20.0%	20,000
Maximum	10.0%	75th	4,000,000	562,500	30	30.0%	25,000
Actual	8.3%	26.3rd	3,134,352	503,477	<10	50.4%	26,787

*Dollars in thousands

2023 Annual Cash Bonus Opportunities and Payout

Under the annual cash incentive bonus plan for 2023, each of Messrs. Ahlborn, Taylor and Zausmer had the opportunity to earn threshold (100% of base salary), target (200% of base salary) or maximum (333% of base salary) incentive cash bonus amounts based on the levels of achievement of the criteria described above. Whether any of the threshold, target or maximum bonus levels were attained was determined by the Compensation Committee based on achievement of the criteria described above, including the discretionary component, and the weighting of each criterion. Actual bonuses paid for 2023 are described below.

	Threshold ($)	Target ($)	Maximum ($)	Actual*
Andrew Ahlborn	$450,000	$900,000	$1,498,500	$1,025,000
Gary Taylor	$450,000	$900,000	$1,498,500	$900,000
Adam Zausmer	$450,000	$900,000	$1,498,500	$1,025,000

*	Each of Messrs. Ahlborn, Taylor and Zausmer earned 60%, 36% and 72%, respectively, of the discretionary component of the annual cash bonus plan.

Actual Cash Compensation for 2023

During the year ended December 31, 2023, pursuant to the terms of the Management Agreement, we reimbursed our Manager for the cash compensation of Messrs. Ahlborn, Taylor and Zausmer were exclusively dedicated to our affairs. See above for a description of the Merger-Related Cash Bonuses that we paid directly to Messrs. Ahlborn, Taylor and Zausmer.

•	For the performance year ended December 31, 2023, the total amount of cash compensation (including annual base salary, annual bonus, merger-related bonuses and any related withholding taxes and employee benefits) paid by our Manager that was allocable to and reimbursed by us for Mr. Ahlborn, our Chief Financial Officer, was $2,058,327, including $450,000 in base salary and an annual cash bonus of $1,025,000, which reflects a slightly less than maximum bonus payable under the bonus program discussed above based on actual performance results as set forth in the table above. The Compensation Committee and our Manager determined that Mr. Ahlborn’s annual base salary will be $450,000 for the year ended December 31, 2024, consistent with his 2023 base salary.

•	For the performance year ended December 31, 2023, the total amount of cash compensation (including annual base salary, annual bonus, merger-related bonuses and any related withholding taxes and employee benefits) paid by our Manager that was allocable to and reimbursed by us for Mr. Taylor, our Chief Operating Officer, was $1,527,578, including $450,000 in base salary and a cash bonus of $900,000, which reflects a bonus payable in line with the target metric under the bonus program discussed above based on actual performance results as set forth in the table above. The Compensation Committee and our Manager determined that Mr. Taylor’s annual base salary will be $450,000 for the year ended December 31, 2024, consistent with his 2023 base salary.

•	For the performance year ended December 31, 2023, the total amount of cash compensation (including annual base salary, annual bonus, merger-related bonuses and any related withholding taxes and employee benefits) paid by our Manager that was allocable to and reimbursed by us for Mr. Zausmer, our Chief Credit Officer, was $2,058,421, including $450,000 in base salary and a cash bonus of $1,025,000, which reflects a slightly less than maximum bonus payable under the bonus program discussed above based on actual performance results as set forth in the table above. The Compensation Committee and our Manager determined that Mr. Zausmer’s annual base salary will be $450,000 for the year ended December 31, 2024, consistent with his 2023 base salary.

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

The Management Agreement does not require that any specified amount or percentage of the management fee or incentive distribution we pay to our Manager be allocated to our non-reimbursed Named Executive Officers. However, to put into context the compensation paid by our Manager to these Named Executive Officers in relation to the management fee and incentive distribution, our Manager estimates that the total compensation of Messrs. Capasse and Ross that was reasonably associated with their support of our Manager on behalf of our Company represented approximately 9% of the management fee paid and incentive distribution paid by us to our Manager in 2023. Of this amount, our Manager estimates that, approximately 33% was fixed (i.e., annual base salary).

Equity Compensation

The Compensation Committee has granted and may, from time to time, grant equity-based awards designed to align the interests of our Manager and the personnel of our Manager and our Manager’s affiliates who support our Manager in providing services to us under the Management Agreement with those of our stockholders, by allowing our Manager and personnel of our Manager and our Manager’s affiliates to share in the creation of value for our stockholders through stock appreciation and dividends. These equity-based awards, when granted, will be generally subject to vesting requirements designed to promote retention and to achieve strong performance for us. These awards further provide flexibility to us to enable our Manager to attract, motivate and retain talented individuals. We have adopted the Equity Incentive Plans, which provides for the issuance of equity-based awards, including stock options, restricted shares of Common Stock, phantom shares, dividend equivalent rights, restricted limited partner profit interests (“LTIP units”) and other restricted limited partnership units issued by Ready Capital Corporation (or our Operating Partnership) and other equity-based awards.

Our board of directors has delegated its administrative responsibilities under the Equity Incentive Plans to the Compensation Committee. In its capacity as plan administrator, the Compensation Committee has the authority to make awards to our Manager, our directors and officers and the employees and other personnel of our Manager and our Manager’s affiliates who support our Manager in providing services to us under the Management Agreement, and to determine what form the awards will take and the terms and conditions of the awards.

Historically, we have not granted any awards under the Equity Incentive Plans to our Chief Executive Officer and Chief Investment Officer or our President as part of our compensation program. Rather, under the terms of the Management Agreement, we pay 50% of the incentive distribution to our Manager in shares of our Common Stock and such officers, as equity holders of our Manager, have an interest in the shares of Common Stock that we pay to our Manager in respect of the incentive distribution. As part of our equity compensation program, we have made certain grants of awards to other personnel of our Manager who provide services to us, including Messrs. Ahlborn, Taylor and Zausmer, as described below under “Equity Grants.”

The Compensation Committee will, on an ongoing basis, continue to examine and assess our executive compensation practices relative to our compensation philosophy and objectives, as well as competitive market practices, and will make or recommend to our board of directors modifications to the compensation programs, as deemed appropriate. The Company engaged Farient as its independent compensation consultant to assist in evaluating our equity compensation program in respect of the performance year ended December 31, 2023, as well as our overall compensation program for 2024. Farient’s services to us have been limited to compensation related services. Farient provided an analysis of guiding principles, competitive market trends, peer group pay practices, compensation strategy and other compensation considerations.

Equity Grants

Equity Grants For the 2022 Performance Year (Granted in 2023)

In February 2023, the Compensation Committee approved the grant of 480,586 shares of restricted Common Stock and RSUs (which reflects vesting at a "target" payout percentage in the case of performance-based equity awards) under the Prior Plan to certain of our employees and personnel of our Manager and its affiliates who support our Manager in providing services to us under our Management Agreement, including Messrs. Ahlborn, Taylor and Zausmer. In February 2023, our board of directors approved recommendations by the Compensation Committee with respect to the long-term equity awards to Messrs. Ahlborn, Zausmer and Taylor, in respect of performance for the year ended December 31, 2022, including the specific performance metrics, weighting and levels of opportunity for performance-based equity awards as described below. In determining the long-term equity awards to Messrs. Ahlborn, Taylor, and Zausmer, the Compensation Committee focused on the measures and factors described above under “Executive Compensation for the 2023 Performance Year.” Based upon these considerations, the Compensation Committee approved long-term equity awards as follows in respect of performance for the year ended December 31, 2022, subject to the forward-looking vesting criteria described below:

Names	Award Granted(1)	Grant Date Fair Value of Award ($)
Andrew Ahlborn	61,634	800,000
Gary Taylor	61,634	800,000
Adam Zausmer	61,634	800,000

(1)	Granted on February 12, 2023, 50% of the award is comprised of time-based shares of restricted Common Stock and 50% of the award is comprised of performance-based RSUs that are eligible to vest as described below. The number of performance-based awards included in this amount reflects vesting at a “target” payout percentage.

Key Terms of the Year-End 2022 Performance-Based Equity Awards (Granted in 2023)

With respect to the long-term equity awards granted to Messrs. Ahlborn, Taylor, and Zausmer in respect of performance for the year ended December 31, 2022 (which were granted in 2023), 50% of such awards are time-based shares of restricted Common Stock that vest ratably in equal annual installments over three-year period based solely on continued employment or service. Dividends are paid on all time-based awards, vested and non-vested.

The remaining 50% of such awards are performance-based RSUs. These performance-based equity awards remain at risk and are subject to forfeiture subject to the achievement of annualized Distributable ROE metrics (50% weighting) and relative TSR (50% weighting) relative to the performance of the peer group designated by the Compensation Committee (disclosed above under “Long-term Equity Awards Peer Group”), in each case for the performance period commencing January 1, 2023, and ending December 31, 2025. Dividends payable in connection with performance-based equity awards will only be paid to the extent that the performance-based vesting conditions are satisfied and such awards are earned and vested.

Equity Grants For the 2023 Performance Year (Granted in 2024)

In February 2024, the Compensation Committee approved the grant of 744,712 shares of restricted Common Stock and RSUs (which reflects vesting at a "target" payout percentage in the case of performance-based equity awards) under the 2023 Plan to certain of our employees and personnel of our Manager and its affiliates who support our Manager in providing services to us under our Management Agreement, including Messrs. Ahlborn, Taylor and Zausmer. In February 2024, our board of directors approved recommendations by the Compensation Committee with respect to the long-term equity awards to Messrs. Ahlborn, Zausmer and Taylor, in respect of performance for the year ended December 31, 2023, including the specific performance metrics, weighting and levels of opportunity for performance-based equity awards as described below. In determining the long-term equity awards to Messrs. Ahlborn, Taylor, and Zausmer, the Compensation Committee focused on the measures and factors described above under “Executive Compensation for the 2023 Performance Year.” Based upon these considerations, the Compensation Committee approved long-term equity awards as follows in respect of performance for the year ended December 31, 2023, subject to the forward-looking vesting criteria described below:

Names	Award Granted(1)	Grant Date Fair Value of Award ($)
Andrew Ahlborn	88,300	800,000
Gary Taylor	88,300	800,000
Adam Zausmer	88,300	800,000

(1)	Granted on February 22, 2024, 50% of the award is comprised of time-based shares of restricted Common Stock and 50% of the award is comprised of performance-based RSUs that are eligible to vest as based on achievement of pre-established performance metrics. The number of performance-based awards included in this amount reflects vesting at a “target” payout percentage as shown in the table.

Key Terms of the Year-End 2023 Performance-Based Equity Awards (Granted in 2024)

With respect to the long-term equity awards granted to Messrs. Ahlborn, Taylor, and Zausmer in respect of performance for the year ended December 31, 2023 (which were granted in 2024), 50% of such awards are time-based shares of restricted Common Stock that vest ratably in equal annual installments over three-year period based solely on continued employment or service. Dividends are paid on all time-based awards, vested and non-vested.

The remaining 50% of such awards are performance-based RSUs. These performance-based equity awards remain at risk and are subject to forfeiture subject to pre-established metrics. Dividends payable in connection with performance-based equity awards will only be paid to the extent that the performance-based vesting conditions are satisfied and such awards are earned and vested.

Merger-Related RSUs (Granted in 2023)

In June 2023, the Compensation Committee approved the grant of 248,268 shares of restricted Common Stock and RSUs (which reflects vesting at a "target" payout percentage in the case of performance-based equity awards) under the Prior Plan to certain of our employees and personnel of our Manager and its affiliates who support our Manager in providing services to us under our Management Agreement, including RSUs to Messrs. Ahlborn, Taylor and Zausmer. In June 2023, our board of directors approved recommendations by the Compensation Committee with respect to the M&A equity awards to Messrs. Ahlborn, Zausmer and Taylor, in respect of the acquisition of Broadmark, including the specific performance metrics, weighting and levels of opportunity for performance-based equity awards as described below. In determining the equity awards to Messrs. Ahlborn, Taylor, and Zausmer, the Compensation Committee focused on the measures and factors described above under “Executive Compensation for the 2023 Performance Year.” Based upon these considerations, the Compensation Committee approved equity awards as follows subject to the forward-looking vesting criteria described under “Merger-Related Compensation”:

Names	Award Granted(1)	Grant Date Fair Value of Award ($)
Andrew Ahlborn	98,912	1,000,000
Gary Taylor	24,728	250,000
Adam Zausmer	98,912	1,000,000

(1)	Granted on June 1, 2023, these awards are performance-based RSUs that are eligible to vest as described above under “Merger-Related Compensation”. The number of performance-based awards included in this amount reflects vesting at a “target” payout percentage as shown in the table.

Achievement and Settlement of 2020 Performance Awards (Granted in 2021)

The Compensation Committee previously granted to Messrs. Ahlborn, Taylor and Zausmer performance-based RSUs that were eligible to vest based on achievement of our absolute TSR and TSR relative to the performance of the peer group designated by the Compensation Committee for the performance period commencing January 1, 2021, and ending December 31, 2023 (the “2021 Performance RSUs”). On January 9, 2024, the Compensation Committee reviewed and approved the payout of the 2021 Performance RSUs, as follows:

Metric	Weight	Threshold (50%)	Target (100%)	Maximum (300%)	Result	Payout
Absolute TSR(1)	50%	25%	35%	50%	21.31%	0.00%
Relative TSR(2)(3)	50%	30%	55%	90%	61.10%	134.86%

(1)	In the event our absolute TSR percentage falls between 25.0% and 35.0%, our absolute TSR vesting percentage is determined using a straight line linear interpolation between 50.0% and 100.0% and in the event that our absolute TSR percentage falls between 35.0% and 50.0%, absolute TSR vesting percentage is determined using a straight line linear interpolation between 100.0% and 300.0%.

(2)	The peer group for the 2021 Performance RSUs included the following companies: Starwood Property Trust, Inc., Blackstone Mortgage Trust, Inc., Rithm Capital Corp., Chimera Investment Corporation, Creative Media & Community Trust Corporation, Arbor Realty Trust, Inc., MFA Financial, Inc., Two Harbors Investment Corp., Apollo Commercial Real Estate Finance, Inc., Invesco Mortgage Capital Inc., AG Mortgage Investment Trust, Inc., Greystone Housing Impact Investors LP, PennyMac Mortgage Investment Trust, Redwood Trust, Inc., Ladder Capital Corp, New York Mortgage Trust, Inc., Ares Commercial Real Estate Corporation, Cherry Hill Mortgage Investment Corporation, and ACRES Commercial Realty Corp.

(3)	In the event our relative TSR percentile falls between the 30th percentile and the 55th percentile, relative TSR vesting percentage is determined using a straight line linear interpolation between 50.0% and 100.0% and in the event that our relative TSR percentile falls between the 55th percentile and 90th percentile, our relative TSR vesting percentage shall be determined using a straight line linear interpolation between 100.0% and 300.0%.

Impact of Performance on Compensation

The following summarizes the realized pay for Messrs. Ahlborn, Taylor and Zausmer for 2023, which shows (i) base salary paid during 2023; (ii) the Merger Related Cash Bonus; (iii) annual cash bonus earned for 2023; and (iv) the pre-tax value of restricted shares vested during 2023, valued at the time of such vesting. No RSUs vested during 2023.

Names	Base Salary ($)	Bonus($)	Non-Equity Incentive ($)	Value Realized On Vesting ($)	Total Realized Pay ($)
Andrew Ahlborn	450,000	$550,000	1,025,000	215,146	2,240,146
Gary Taylor	450,000	$150,000	900,000	238,014	1,738,014
Adam Zausmer	450,000	$550,000	1,025,000	190,554	2,215,554

Stock Ownership Guidelines

The Nominating and Corporate Governance Committee believes that stock ownership by our independent directors and certain of our executive officers is important to further align the interests of these individuals with those of our stockholders and expects these individuals to acquire significant ownership of equity in the Company (“Company Equity”). Our board of directors previously adopted minimum equity ownership guidelines for our independent directors requiring each independent director to maintain a minimum number of shares of Common Stock having a market value equal to or greater than a multiple of five times such independent director’s annual cash retainer (excluding any portion of the retainer fee representing additional compensation for being a committee chairman). These mandatory ownership guidelines are intended to create a clear standard that encourages independent directors to remain invested in the performance of our stock price.

After considering feedback received from certain stockholders regarding the application of stock ownership guidelines to our executive officers, our Nominating and Corporate Governance Committee determined that it was appropriate to adopt minimum stock ownership guidelines for certain of our Named Executive Officers, such as our Chief Financial Officer, Chief Operating Officer, and Chief Credit Officer, who are employees of our Manager and are exclusively dedicated to our affairs, as well as certain other employees of our Manager who provide services to us. Accordingly, we have adopted minimum equity ownership guidelines requiring our Chief Financial Officer, Chief Operating Officer, and Chief Credit Officer to maintain a minimum number of shares of Common Stock having a market value equal to or greater than a multiple of three times such Named Executive Officer’s base salary, and which also require certain other employees of our Manager that provide services to us to maintain a minimum number of shares of Common Stock having a market value equal to or greater than a multiple of two times such person’s base salary.

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

The Nominating and Corporate Governance Committee reviewed the holdings of our independent directors and Named Executive Officers and other persons subject to these guidelines as of December 31, 2023 and determined that such persons were in compliance with these mandatory ownership guidelines either due to ownership of the requisite number of shares or because the individual was within the time period permitted to attain the required level of ownership.

Compensation Committee Report

The Compensation Committee evaluates and establishes equity award compensation for our Manager and our directors and officers, employees and other personnel of our Manager and its affiliates who support our Manager in providing services to us under the Management Agreement and administers the Company’s equity incentive plans. The Compensation Committee consults with our Manager when determining the level of grants under the equity incentive plans to be payable to our Manager, our executive officers and other personnel of our Manager and its affiliates who support our Manager in providing services to us under the Management Agreement. While our management has the primary responsibility for our financial reporting process, including the disclosure of executive compensation, the Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Amendment. The Compensation Committee believes that the Compensation Discussion and Analysis fairly represents the philosophy, intent and actions of the Compensation Committee with regard to executive compensation. The Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Amendment for filing with the SEC.

Todd Sinai, Chairperson

Frank P. Filipps

Dominique Mielle

The foregoing Compensation Committee Report shall not be deemed under the Securities Act or the Exchange Act to be (i) “soliciting material” or “filed” or (ii) incorporated by reference by any general statement into any filing made by us with the SEC, except to the extent that we specifically incorporate such report by reference.

Summary Compensation Table

The following table below sets forth the compensation of our Named Executive Officers (Messrs. Ahlborn, Zausmer and Taylor) reimbursed to our Manager by us or, in the case of the Merger-Related Cash Bonuses, paid by us, for the fiscal years ended December 31, 2023, 2022 and 2021. Other than with respect to Messrs. Ahlborn, Taylor, and Zausmer we did not pay or make any reimbursement for any compensation paid to our Named Executive Officers for the fiscal year ended December 31, 2023.

Name and Principal Position	Year	Salary(1)	Bonus(1)		Stock Awards(2)(3)	Non-Equity Incentive Compensation ($)	All Other Compensation(4)	Total(3)
Andrew Ahlborn	2023	$450,000	$550,000	(5)	$1,800,000	$1,025,000	$33,327	$3,858,327
Chief Financial Officer	2022	$431,250	$45,348		$750,000	$1,194,652	$29,576	$2,450,826
	2021	$375,000	$1,050,000	(6)	$317,398	$-	$21,516	$1,763,914
Gary Taylor	2023	$450,000	$150,000	(5)	$1,050,000	$900,000	$27,578	$2,577,578
Chief Operating Officer	2022	$431,250	$-		$650,000	$1,060,000	$24,601	$2,165,851
	2021	$375,000	$941,250	(6)	$423,188	$-	$21,438	$1,760,876
Adam Zausmer	2023	$450,000	$550,000	(5)	$1,800,000	$1,025,000	$33,421	$3,858,421
Chief Credit Officer	2022	$431,250	$-		$750,000	$1,240,000	$29,576	$2,450,826
	2021	$315,625	$1,106,875	(6)	$-	$-	$21,584	$1,444,084

(1)	The Named Executive Officers are employees of our Manager or its affiliates and, with the exception of the Merger-Related Bonuses, are not paid cash compensation by us.

(2)	The amounts reported in the “Stock Awards” column represent the aggregate grant date fair value of awards of shares of restricted Common Stock and RSUs calculated under FASB ASC Topic 718, based on the value of the underlying shares on the grant date and, with respect to the performance-based awards, the probable outcome of performance-based vesting conditions on the grant date (at target performance levels). Assuming, instead, the highest level of performance achievement as of the grant date for the performance-based awards granted in 2023, the aggregate grant date fair value of the awards would have been as follows: Mr. Ahlborn, $800,000 (performance-based RSUs) and $2,000,000 (Merger-Related RSUs); Mr. Taylor, $800,000 (performance-based RSUs) and $500,000 (Merger-Related RSUs); and Mr. Zausmer, $800,000 (performance-based RSUs) and $2,000,000 (Merger-Related RSUs).

(3)	The amounts reported in the “Stock Awards” column previously reflected the grant date fair value of stock awards earned with respect to the applicable year and have been updated to reflect the grant date fair value of the stock awards granted in the applicable year.

(4)	The amounts reported for 2023 represents (i) employer 401(k) matching contributions of $6,600 for each of Messrs. Ahlborn, Taylor and Zausmer; (ii) employer cash balance plan contributions of $6,600 for each of Messrs. Ahlborn, Taylor and Zausmer; and (iii) medical and dental benefits reimbursed by Ready Capital to our Manager of $20,127 for Mr. Ahlborn, $14,378 for Mr. Taylor, and $20,221 for Mr. Zausmer.

(5)	The amounts reported for 2023 reflect the Merger-Related Cash Bonuses.

(6)	Amounts reported in the “Bonus” column for 2021 were earned based on the level of achievement against performance metrics for the year, as previously discussed in the Compensation Discussion and Analysis included in the respective proxy statements.

2023 Grants of Plan-Based Awards

The following table summarizes certain information regarding all plan-based awards granted during the 2023 fiscal year to our Named Executive Officers. All stock awards were granted under the Prior Plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(#)(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(#)(2)
Name	Grant Date	Threshold	Target	Maximum	Threshold		Target		Maximum		All Other Stock Awards: Number of Shares of Stock or Units (#)(4)	Grant Date Fair Value of Stock and Option Awards ($)(5)
Andrew Ahlborn		$450,000	$900,000	$1,498,500
	02-12-23				15,409	(2)	30,817	(2)	61,634	(2)		$400,000
	02-12-23										30,817	$400,000
	06-01-23				49,456	(3)	98,912	(3)	197,824	(3)		$1,000,000
Gary Taylor		$450,000	$900,000	$1,498,500
	02-12-23				15,409	(2)	30,817	(2)	61,634	(2)		$400,000
	02-12-23										30,817	$400,000
	06-01-23				12,364	(3)	24,728	(3)	49,456	(3)		$250,000
Adam Zausmer		$450,000	$900,000	$1,498,500
	02-12-23				15,409	(2)	30,817	(2)	61,634	(2)		$400,000
	02-12-23										30,817	$400,000
	06-01-23				49,456	(3)	98,912	(3)	197,824	(3)		$1,000,000

(1)	Amounts in this column represent the annual cash bonus opportunities.

(2)	Amounts represent RSUs, which vest based on achievement of TSR and Distributable ROE metrics.

(3)	Amounts represent the Merger-Related RSUs, which vest based on achievement of certain merger-related metrics as described in the Compensation Discuss & Analysis.

(4)	Amounts in this column represent shares of restricted Common Stock, which vest in equal installments of one-third on February 12, 2024, February 12, 2025 and February 12, 2026.

(5)	The amounts in this column represent the grant date fair value of the shares of restricted Common Stock and RSU awards.

Outstanding Equity Awards as of the 2023 Fiscal Year-End

The following table sets forth certain information with respect to all outstanding equity-based awards held at the end of the 2023 fiscal year by each named executive officer.

		Stock Awards
Names	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Andrew Ahlborn	02/12/21	12,473	(2)(3)	$127,848	-		$-
	02/12/22	17,618	(4)	$180,585	26,427	(6)	$270,877
	02/12/23	30,817	(5)	$315,874	30,817	(7)	$315,874
	06/01/23	-		$-	98,912	(8)	$1,013,848
Gary Taylor	02/12/21	16,630	(2)(3)	$170,458	-		$-
	02/12/22	15,268	(4)	$156,497	22,903	(6)	$234,756
	02/12/23	30,817	(5)	$315,874	30,817	(7)	$315,874
	06/01/23	-		$-	24,728	(8)	$253,462
Adam Zausmer	02/12/21	8,316	(2)(3)	$85,239	-		$-
	02/12/22	17,618	(4)	$180,585	26,427	(6)	$270,877
	02/12/23	30,817	(5)	$315,874	30,817	(7)	$315,874
	06/01/23	-		$-	98,912	(8)	$1,013,848

(1)	Based on the closing price of our Common Stock on the last business day of the fiscal year ended December 29, 2023 ($10.25).

(2)	Includes 4,126 shares, 5,501 shares, and 2,751 shares of restricted Common Stock for Messrs. Ahlborn, Taylor and Zausmer, respectively, granted pursuant to the Prior Plan, which vested on February 12, 2024.

(3)	Includes 8,347 2021 Performance RSUs, 11,129 2021 Performance RSUs, and 5,565 2021 Performance RSUs for Messrs. Ahlborn, Taylor and Zausmer, respectively, granted pursuant to the Prior Plan and earned on January 9, 2024 as described in greater detail in the Compensation Discussion and Analysis.

(4)	Represents shares of restricted Common Stock granted pursuant to the Prior Plan, one-half of which vested on February 12, 2024, and the remaining one-half will vest on February 12, 2025.

(5)	Represents shares of restricted Common Stock granted pursuant to the Prior Plan, one-third of which vested on February 12, 2024, and the remaining two-thirds will vest in equal instalments on each of February 12, 2025 and February 12, 2026.

(6)	Represents RSUs (at target level) granted pursuant to the Prior Plan, which vest based on annualized Distributable ROE for the three-year forward-looking period ending December 31, 2024, and 50% to awards that vest based on our TSR for such three-year forward-looking performance period relative to the performance of the peer group.

(7)	Represents RSUs (at target level) granted pursuant to the Prior Plan, which vest based on annualized Distributable ROE for the three-year forward-looking period ending December 31, 2025, and 50% to awards that vest based on our TSR for such three-year forward-looking performance period relative to the performance of the peer group.

(8)	Represents the Merger-Related RSUs (at target level) granted pursuant to the Prior Plan, which are allocated 30% to awards that vest based on cost savings in 2024 as a percentage of the pre-merger Broadmark expense run rate, 15% to awards that vest based on the volume of Broadmark product originated from the time of the merger through the end of 2024, 30% to awards that vest based on the generation of incremental liquidity from asset level financing, portfolio run-off, sales or corporate re-levering through the end of 2024, and 25% to awards that vest based on distributable return on equity (“ROE”) for 2024.

Stock Awards Vested During 2023 Fiscal Year

The following table sets forth certain information with respect to the vesting of stock awards for each named executive officer.

	Stock Awards
Names	Number of Shares Acquired on Vesting (#)(1)	Value Realized On Vesting ($)(2)
Andrew Ahlborn	16,501	215,146
Gary Taylor	18,231	238,014
Adam Zausmer	14,617	190,554

(1)	Represents the vesting of shares of restricted Common Stock.

(2)	The value realized on vesting of the shares of restricted Common Stock is based on the closing price of our Common Stock on the vesting date.

Potential Payments Upon Termination or Change in Control

Our named executive officers are employees of our Manager or our Manager’s affiliates and therefore we have no obligation to pay them any form of compensation upon their termination of employment.

The Equity Incentive Plans provide that, in the event of a “change in control” (as such term is defined in the Equity Incentive Plans), the Compensation Committee shall take any such action as in its discretion it shall consider necessary to maintain each grantee’s rights under the Equity Incentive Plans (including under each such grantee’s applicable award agreement) so that such grantee’s rights are substantially proportionate to the rights existing prior to such event, including, without limitation, adjustments in the number of shares, options or other awards granted, the number and kind of shares or other property to be distributed in respect of any options or rights previously granted under the Equity Incentive Plans, and the exercise price, purchase price, and performance-based criteria established in connection with any grants.

Pay Ratio Disclosure

In August 2015, the SEC implemented the provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which requires U.S. publicly traded companies to disclose the ratio of their Chief Executive Officer’s compensation to that of their median employee. As previously noted, we do not pay or reimburse our Manager for any portion of the compensation that is paid by our Manager and its affiliates to our Chief Executive Officer, Thomas E. Capasse. Because of this, the Company is not able to calculate and provide the ratio of Mr. Capasse’s compensation.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee interlocks and no insider participation in compensation decisions that are required to be reported under the rules and regulations of the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Common Stock

The following table sets forth information as of April 19, 2024, unless otherwise noted, regarding the beneficial ownership of our Common Stock by (i) each person known to us to be the beneficial owner of 5% or more of our Common Stock (ii) our Named Executive Officers, (iii) our directors and (iv) all of our directors and executive officers as a group. Beneficial ownership includes any shares over which the beneficial owner has sole or shared voting or investment power and also any shares that the beneficial owner has the right to acquire within 60 days of such date through the exercise of options or other rights. The percentages below are based on 169,991,831 shares of our Common Stock outstanding as of April 19, 2024, which includes 1,120,142 shares of restricted Common Stock, unless otherwise specified.

Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power. Except as indicated in the footnotes to the table below, the business address of the stockholders listed below is the address of our principal executive office, 1251 Avenue of the Americas, 50th Floor, New York, New York 10020.

Names and Business Address	Number of Shares of Common Stock Beneficially Owned**		% of All Shares of Common Stock***
Thomas E. Capasse	462,041	(1)	*
Jack J. Ross	396,812	(2)	*
Andrew Ahlborn	116,753	(3)	*
Gary T. Taylor	123,798	(4)	*
Adam Zausmer	105,219	(5)	*
Frank Filipps	54,506	(6)	*
Daniel J. Hirsch	116,788	(7)	*
Kevin M. Luebbers	119,925	(8)	*
Meredith Marshall	22,237	(9)	*
Pinkie D. Mayfield	15,883	(10)	*
Dominique Mielle	47,391	(11)	*
Gilbert E. Nathan	92,249	(12)	*
Andrea Petro	25,587	(13)	*
J. Mitchell Reese	91,540	(14)	*
Todd Sinai	56,892	(15)	*
All directors and executive officers as a group (15 persons)	1,847,621		1.09%
5% or Greater Beneficial Owner
Sutherland REIT Holdings, LP	7,034,717	(16)	4.14%
Blackrock, Inc.	27,656,289	(17)	16.27%
The Vanguard Group, Inc.	11,163,763	(18)	6.57%

*	Denotes less than 1%

**	For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock with respect to which person has sole or shared voting power or investment power.

***	For purposes of computing the percentage ownerships in the table below, as of April 19, 2024, Ready Capital had 169,991,831 shares of Common Stock outstanding, which includes 1,120,142 shares of restricted Common Stock. The total number of shares of Common Stock outstanding used in calculating these percentages assumes that none of the unvested RSUs held by other persons are converted into shares of Common Stock.

(1)	Includes (i) 86,284 shares of Common Stock out of the 285,636 and 8,869 total shares of Common Stock held by our Manager (including through its ownership of Sutherland REIT Holdings, LP (the “Partnership”)) and Waterfall Management, LLC (collectively with our Manager, the “Waterfall Entities”), respectively, based on Mr. Capasse’s percentage ownership in the Waterfall Entities; Mr. Capasse disclaims beneficial ownership of the shares held by the Waterfall Entities, except to the extent of his economic interest therein and (ii) 65,832 shares of Common Stock issuable upon conversion of Ready Capital’s Series E Preferred Stock, $0.0001 par value per share (“Series E Preferred Stock”), based on the conversion rate of 3.2916 shares of the Common Stock per share of Series E Preferred Stock (or the “Share Cap”). Waterfall Management, LLC, an affiliate of our Manager, serves as the general partner of the Partnership and may be deemed to be the beneficial owner of the shares of Common Stock that are held by the Partnership. In addition, Mr. Capasse is a principal of our Manager and may be deemed to share voting and investment power over the shares of Common Stock held by the Partnership. However, Waterfall Management, LLC does not have an economic interest in these shares and expects to distribute such shares to the beneficial owners of the Partnership upon their request in accordance with the Partnership’s partnership agreement. Accordingly, Waterfall Management, LLC disclaims beneficial ownership of the shares of Common Stock held by the Partnership and Mr. Capasse disclaims beneficial ownership of such shares of Common Stock, except to the extent of his economic interest in the Partnership.

(2)	Includes (i) 155,264 shares of Common Stock owned through the Robin J. Ross 2009 Trust; Mr. Ross does not serve as the trustee for the trust, his wife is the trustee and sole beneficiary of the trust and the trustee of the trust has sole voting and investment power with respect to the securities held by the trust, (ii) 155,264 shares of Common Stock owned through Mr. Jack J. Ross and Mrs. Robin J. Ross JTWROS, a joint tenant account of Mr. Ross and his wife, and (iii) 86,284 shares of Common Stock out of the 285,636 and 8,869 total shares of Common Stock held by our Manager (including through its ownership of the Partnership) and Waterfall Management, LLC, respectively, based on Mr. Ross’s percentage ownership in the Waterfall Entities; Mr. Ross disclaims beneficial ownership of the shares held by the Waterfall Entities, except to the extent of his economic interest therein. Waterfall Management, LLC, an affiliate of our Manager, serves as the general partner of the Partnership and may be deemed to be the beneficial owner of the shares of Common Stock that are held by the Partnership. In addition, Mr. Ross is a principal of our Manager and may be deemed to share voting and investment power over the shares of Common Stock held by the Partnership. However, Waterfall Management, LLC does not have an economic interest in these shares and expects to distribute such shares to the beneficial owners of the Partnership upon their request in accordance with the Partnership’s partnership agreement. Accordingly, Waterfall Management, LLC disclaims beneficial ownership of the shares of Common Stock held by the Partnership and Mr. Ross disclaims beneficial ownership of such shares of Common Stock, except to the extent of his economic interest in the Partnership.

(3)	Includes 44,150 shares of restricted Common Stock granted to Mr. Ahlborn under the 2023 Plan which will vest in three equal installments on February 22, 2025, February 22, 2026 and February 22, 2027.

(4)	Includes 44,150 shares of restricted Common Stock granted to Mr. Taylor under the 2023 Plan which will vest in three equal installments on February 22, 2025, February 22, 2026 and February 22, 2027.

(5)	Includes 44,150 shares of restricted Common Stock granted to Mr. Zausmer under the 2023 Plan which will vest in three equal installments on February 22, 2025, February 22, 2026 and February 22, 2027.

(6)	Excludes 9,519 shares of Common Stock underlying unvested RSUs which shares of Common Stock are issuable at a deferred settlement date at the election of Mr. Filipps.

(7)	Includes 9,519 shares of restricted Common Stock granted to Mr. Hirsch under the 2023 Plan which will vest in three equal installments on June 30, 2024, September 30, 2024 and December 31, 2024.

(8)	Includes 9,519 shares of restricted Common Stock granted to Mr. Luebbers under the 2023 Plan which will vest in three equal installments on June 30, 2024, September 30, 2024 and December 31, 2024.

(9)	Includes 9,519 shares of restricted Common Stock granted to Mr. Marshall under the 2023 Plan which will vest in three equal installments on June 30, 2024, September 30, 2024 and December 31, 2024.

(10)	Excludes 9,519 shares of Common Stock underlying unvested RSUs which shares of Common Stock are issuable at a deferred settlement date at the election of Ms. Mayfield.

(11)	Includes 8,229 shares of Common Stock issuable upon conversion of the Series E Preferred Stock based on the Share Cap. Excludes 9,519 shares of Common Stock underlying unvested RSUs which shares of Common Stock are issuable at a deferred settlement date at the election of Ms. Mielle.

(12)	Includes 7,000 shares of Common Stock owned by Mr. Nathan’s spouse, as to which Mr. Nathan is deemed to have beneficial ownership. Includes 9,519 shares of restricted Common Stock granted to Mr. Nathan under the 2023 Plan which will vest in three equal installments on June 30, 2024, September 30, 2024 and December 31, 2024.

(13)	Includes 9,519 shares of restricted Common Stock granted to Ms. Petro under the 2023 Plan which will vest in three equal installments on June 30, 2024, September 30, 2024 and December 31, 2024.

(14)	The shares are held through the J. Mitchell Reese Jr. Trust, UA 5/5/1999; Mr. Reese serves as the trustee and sole beneficiary of the trust and has sole voting and investment power with respect to the securities held by the trust. Excludes 9,519 shares of Common Stock underlying unvested RSUs which shares of Common Stock are issuable at a deferred settlement date at the election of Mr. Reese.

(15)	Excludes 9,519 shares of Common Stock underlying unvested RSUs which shares of Common Stock are issuable at a deferred settlement date at the election of Dr. Sinai.

(16)	Waterfall Management, LLC, an affiliate of our Manager, serves as the general partner of the Partnership and may be deemed to be the beneficial owner of the shares of Common Stock that are held by the Partnership. However, Waterfall Management, LLC does not have an economic interest in certain of these shares and expects to distribute such shares to the beneficial owners of the Partnership upon their request in accordance with the Partnership’s partnership agreement. Accordingly, Waterfall Management, LLC disclaims beneficial ownership of the shares of Common Stock held by the Partnership. In addition, each of Thomas Capasse and Jack Ross is a principal or manager director of our Manager and may be deemed to share voting and investment power over the shares of Common Stock held by the Partnership. Each of such individuals disclaims beneficial ownership of such shares of Common Stock, except to the extent of his economic interest therein. The inclusion of these shares of Common Stock shall not be deemed an admission of beneficial ownership of the reported securities for purposes of Section 16 or for any other purposes.

(17)	Based on information provided in a Schedule 13G filed on January 22, 2024, Blackrock, Inc. (“Blackrock”) reported sole voting power with respect to 27,250,729 shares of Common Stock beneficially owned by it and sole dispositive power with respect to 27,656,289 shares of Common Stock beneficially owned by it. The Schedule 13G reports beneficial ownership information, which does not include any shares acquired or sold since the date of such Schedule 13G. The percent of Common Stock beneficially owned does not include the impact of any Common Stock issued or equity-based awards granted since the date of the Schedule 13G. Blackrock’s address is 55 East 52nd Street, New York, New York 10055.

(18)	Based on information provided in a Schedule 13G filed on February 13, 2024, The Vanguard Group, Inc. (“Vanguard Group”). reported sole dispositive power with respect to 10,905,029 shares of Common Stock beneficially owned by it, shared voting power with respect to 115,211 shares of Common Stock beneficially owned by it and shared dispositive power with respect to 258,734 shares of Common Stock beneficially owned by it. The Schedule 13G reports beneficial ownership information, which does not include any shares acquired or sold since the date of such Schedule 13G. The percent of Common Stock beneficially owned does not include the impact of any Common Stock issued or equity-based awards granted since the date of the Schedule 13G. The Vanguard Group, Inc.’s address is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents certain information about the Equity Incentive Plans as of December 31, 2023:

Award	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans— excluding securities reflected in the first column of this table(5)
Equity compensation plans approved by stockholders(1)	1,759,366	(2)	--	5,497,156	(3)
Equity compensation plans not approved by stockholders(4)	56,830	(4)	--	--
Total	1,816,196		--	5,497,156	(3)

(1)	Includes the 2023 Plan and the Prior Plan.

(2)	Reflects 1,330,582 OP Units outstanding under the 2023 Plan and 428,784 RSUs outstanding under the 2013 Plan (in each case assuming target performance for performance-based RSUs). Excludes 690,978 shares of restricted Common Stock outstanding under the Equity Incentive Plans.

(3)	Reflects shares remaining available for issuance pursuant to new awards under the 2023 Plan. No additional awards may be granted under the Prior Plan.

(4)	Includes outstanding restricted stock units granted by Broadmark under the Broadmark Realty Capital Inc. 2019 Stock Incentive Plan (the “Plan”). The Plan and RSUs were assumed by us in connection with consummation of the merger transaction with Broadmark.

(5)	All such shares are available for issuance pursuant to grants of full-value stock awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Guidelines provide that a majority of the directors serving on our board of directors must be independent as required by NYSE listing standards. The Guidelines are available for viewing on our website at www.readycapital.com. Based upon its review of all relevant facts and circumstances, our board of directors has affirmatively determined that ten of our twelve directors—Frank P. Filipps, Daniel J. Hirsch, Kevin M. Luebbers, Meredith Marshall, Pinkie D. Mayfield, Dominique Mielle, Gilbert E. Nathan, Andrea Petro, J. Mitchell Reese and Todd M. Sinai—qualify as independent directors under the NYSE listing standards and the Independence Standards.

Review, Approval or Ratification of Transactions with Related Persons

Our Board recognizes that transactions with related parties present a heightened risk of conflicts of interests and/or improper valuation (or the perception thereof). Our Board has adopted a written policy on transactions with related parties, which we refer to as our “related party transactions policy,” that is in conformity with the requirements for issuers having publicly-held common stock listed on the NYSE. The related party transaction policy covers transactions (or series of similar transactions) with any (a) person who is an executive officer, director or director nominee, (b) person who is the beneficial owner of more than 5% of any class of the our voting securities, or (c) immediate family members of any of the foregoing, where (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) the Company is a participant, and (3) any related party has or will have a direct or indirect material interest.

Pursuant to the policy, the Board or a committee appointed by the Board consisting solely of disinterested directors will consider all relevant factors, including, as applicable, (i) the Company’s business rationale for entering into the transaction, (ii) the available alternatives to the transaction, (iii) whether the transaction is on terms comparable to those available to or from third parties, (iv) the potential for the transaction to lead to an actual or apparent conflict of interest and (v) the overall fairness of the transaction to the Company.

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

Under the partnership agreement of our Operating Partnership, our Manager, the holder of the Class A special unit in our Operating Partnership, is entitled to receive an incentive distribution, distributed quarterly in arrears in an amount not less than zero equal to the difference between (i) the product of (A) 15% and (B) the difference between (x) IFCE (as described below) of our Operating Partnership, on a rolling four-quarter basis and before the incentive distribution for the current quarter, and (y) the product of (1) the weighted average of the issue price per share of Common Stock or OP unit (without double counting) in all of our offerings multiplied by the weighted average number of shares of Common Stock outstanding (including any restricted shares of Common Stock and any other shares of Common Stock underlying awards granted under the Equity Incentive Plans) and OP units (without double counting) in such quarter and (2) 8%, and (ii) the sum of any incentive distribution paid to our Manager with respect to the first three quarters of such previous four quarters; provided, however, that no incentive distribution is payable with respect to any calendar quarter unless cumulative IFCE is greater than zero for the most recently completed 12 calendar quarters.

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

For purposes of determining the incentive distribution payable to our Manager, incentive fee core earnings (“IFCE”) is defined under the partnership agreement of our Operating Partnership as GAAP net income (loss) of the Operating Partnership excluding non-cash equity compensation expense, the expenses incurred in connection with the Operating Partnership's formation or continuation, the incentive distribution, real estate depreciation and amortization (to the extent that the Company forecloses on any properties underlying its assets) and any unrealized gains, losses or other non-cash items recorded in the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors.

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

Asset Allocations

We are subject to conflicts of interest arising out of our relationship with our Manager and its affiliates. Andrew Ahlborn, Gary Taylor and Adam Zausmer, who are employed by our Manager and serve as our Chief Financial Officer, Chief Operating Officer and Chief Credit Officer, respectively, are dedicated exclusively to us and seven of our Manager’s accounting professionals also are dedicated exclusively to us. With the exception of our ReadyCap origination and acquisition subsidiaries, Knight Capital, LLC subsidiary, Red Stone and its affiliates and Mosaic subsidiaries, which employ their own personnel, we do not have our own employees. In addition, we expect that our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Credit Officer, President, portfolio managers and any other appropriate personnel of our Manager will devote such portion of their time to our affairs as is necessary to enable us to effectively operate our business. Our Manager and our officers may have conflicts between their duties to us and their duties to, and interests in, our Manager and its affiliates. Our Manager is not required to devote a specific amount of time or the services of any particular individual to our operations. Our Manager manages or provides services to other clients, and we compete with these other clients for our Manager’s resources and support. The ability of our Manager and its officers and personnel to engage in other business activities may reduce the time they spend advising us.

There may also be conflicts in allocating assets that are suitable for us and other clients of our Manager and its affiliates. Our Manager manages a series of funds and a limited number of separate accounts, which focus on a range of asset backed securities (“ABS”) and other credit strategies. None of these other funds or separate accounts focus on LMM loans as their primary business strategy.

To address certain potential conflicts arising from our relationship with our Manager or its affiliates, our Manager has agreed in a side letter agreement that, for so long as the Management Agreement is in effect, neither it nor any of its affiliates will (i) sponsor or manage any additional investment vehicle where we do not participate as an investor whose primary investment strategy will involve LMM mortgage loans, unless our Manager obtains the prior approval of a majority of our board of directors (including a majority of our independent directors), or (ii) acquire a portfolio of assets, a majority of which (by value or unpaid principal balance (“UPB”)) are LMM mortgage loans on behalf of another investment vehicle (other than acquisitions of LMM ABS), unless we are first offered the investment opportunity and a majority of our board of directors (including a majority of our independent directors) decides that we will not acquire such assets.

The side letter agreement does not cover LMM ABS acquired in the market and non-real estate secured loans, and we may compete with other existing clients of our Manager and its affiliates, other funds managed by our Manager that focus on a range of ABS and other credit strategies and separately managed accounts, and future clients of our Manager and its affiliates in acquiring LMM ABS, non-real estate secured loans and portfolios of assets less than a majority of which (by value or UPB) are LMM loans, and in acquiring other target assets that do not involve LMM loans.

Co-Investment with Manager

On July 15, 2022, we closed on a $125.0 million commitment to invest into a parallel vehicle, Waterfall Atlas Anchor Feeder, LLC, (the “Fund”), a fund managed by our Manager, in exchange for interests in the Fund. In exchange for our commitment, we are entitled to 15% of any carried interest distributions received by the general partner of the Fund such that over the life of the Fund, we receive an internal rate of return of 1.5% over the internal rate of return of the Fund. The Fund focuses on commercial real estate equity through the acquisition of distressed and value-add real estate across property types with local operating partners. As of December 31, 2023, we have contributed $61.2 million of cash into the Fund for a remaining commitment of $63.8 million. As described above under “Corporate Governance—Review, Approval or Ratification of Transactions with Related Persons,” we will not purchase any assets from, or issued by, certain other funds and managed accounts for which our Manager serves as the investment adviser or any entity managed by our Manager or our Manager’s affiliates or sell any asset to any such entity without the consent of a majority of our board of directors, including a majority of our independent directors. Accordingly, our investment in the Fund was reviewed and approved by a majority of our board of directors, including a majority of our independent directors.

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

Fee Type	For the Fiscal Year Ended December 31, 2023	For the Fiscal Year Ended December 31, 2022
Audit Fees(1)	$2,711,110	$2,297,000
Audit-Related Fees	—	—
Tax Fees(2)	—	—
All Other Fees(3)	$62,063	250,175
Total Fees	$2,773,173	$2,547,175

(1)	Audit Fees primarily represent fees for the audits and quarterly reviews of the consolidated financial statements filed with the SEC in annual reports on Form 10-K and quarterly reports on Form 10-Q, as well as work generally only the independent registered public accounting firm can be reasonably expected to provide, such as statutory audits and issuances of consent and comfort letters included in documents filed with the SEC.

(2)	Tax Fees primarily represent fees for professional services for tax compliance, tax advice and tax planning.

(3)	All Other Fees primarily represent fees in connection with due diligence, agreed upon procedures and transactions completed or contemplated during the years.

The Audit Committee’s charter provides that the Audit Committee shall review and pre-approve the engagement fees and the terms of all auditing and non-auditing services to be provided by the Company’s external auditors and evaluate the effect thereof on the independence of the external auditors. All audit-related, tax and other services provided to us were reviewed and pre-approved by the Audit Committee, which concluded that the provision of such services by Deloitte & Touche LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)            Financial Statements.

The response to this portion of Item 15 is incorporated by reference from the Original Report into this Amendment No. 1.

(b)            Exhibits.

Exhibit number		Exhibit description
2.1	*	Merger Agreement, by and among Ready Capital Corporation, Ready Capital, RC Mosaic Sub, LLC, a Delaware limited liability company, Sutherland Partners, L.P., a Delaware limited partnership, Mosaic Real Estate Credit, LLC, a Delaware limited liability company, Mosaic Real Estate Credit TE, LLC, a Delaware limited liability company, MREC International Incentive Split, LP, a Delaware limited partnership, Mosaic Real Estate Credit Offshore, LP, a Cayman Islands exempted limited partnership, MREC Corp Sub 1 (VO), LLC, a Delaware limited liability company, MREC Corp Sub 2 (LA Office), LLC, a Delaware limited liability company, MREC Corp Sub 3 (Superblock), LLC, a Delaware limited liability company, Mosaic Special Member, LLC, a Delaware limited liability company, Mosaic Secured Holdings, LLC, a Delaware limited liability company, and MREC Management, LLC, dated as of November 3, 2021 (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed November 9, 2021).
2.2	*	First Amendment to Merger Agreement, dated February 7, 2022, by and among Ready Capital Corporation, Sutherland Partners, L.P., RC Mosaic Sub, LLC, Mosaic Real Estate Credit, LLC, Mosaic Real Estate Credit TE, LLC, MREC International Incentive Split, LP, Mosaic Real Estate Credit Offshore, LP, MREC Corp Sub 1 (VO), LLC, MREC Corp Sub 2 (LA Office), LLC, MREC Corp Sub 3 (Superblock), LLC, Mosaic Special Member, LLC, Mosaic Secured Holdings, LLC and MREC Management, LLC (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed February 7, 2022).
2.3	*	Agreement and Plan of Merger, dated as of February 26, 2023, by and among Ready Capital Corporation, RCC Merger Sub, LLC and Broadmark Realty Capital Inc. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed February 28, 2023).
3.1	*	Articles of Amendment and Restatement of ZAIS Financial Corp. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).
3.2	*	Articles Supplementary of ZAIS Financial Corp. (incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).
3.3	*	Articles of Amendment and Restatement of Sutherland Asset Management Corporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 4, 2016).
3.4	*	Articles of Amendment of Ready Capital Corporation (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on September 26, 2018).
3.5	*	Articles Supplementary to the Articles of Amendment of Ready Capital Corporation designating the shares of 6.25% Series C Cumulative Convertible Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 3.7 to the Registrant's Registration Statement on Form 8-A filed on March 19, 2021).
3.6	*	Articles Supplementary to the Articles of Amendment of Ready Capital Corporation designating the shares of 6.50% Series E Cumulative Redeemable Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on June 10, 2021).
3.7	*	Articles Supplementary to the Articles of Amendment of Ready Capital Corporation designating the shares of Class B-1 Common Stock, $0.0001 par value per share, Class B-2 Common Stock, $0.0001 par value per share, Class B-3 Common Stock, $0.0001 par value per share, and Class B-4 Common Stock, $0.0001 par value per share (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 filed with the SEC on March 21, 2022).
3.8	*	Amended and Restated Bylaws of Ready Capital Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on September 26, 2018).

3.9	*	Certificate of Notice, dated May 11, 2022, relating to the automatic conversion of the Class B-1 Common Stock, $0.0001 par value per share, Class B-2 Common Stock, $0.0001 par value per share, Class B-3 Common Stock, $0.0001 par value per share, and Class B-4 Common Stock, $0.0001 par value per share, into Common Stock, $0.0001 par value per share (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 10, 2022).
3.10	*	Articles Supplementary to the Articles of Amendment of Ready Capital Corporation reclassifying and designating the Class B-1 Common Stock, $0.0001 par value per share, Class B-2 Common Stock, $0.0001 par value per share, Class B-3 Common Stock, $0.0001 par value per share, and Class B-4 Common Stock, $0.0001 par value per share, as Common Stock, $0.0001 par value per share (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on May 10, 2022).
4.1	*	Indenture, dated February 13, 2017, by and among ReadyCap Holdings, LLC, as issuer, Sutherland Asset Management Corporation, Sutherland Partners, L.P., Sutherland Asset I, LLC and ReadyCap Commercial, LLC, each as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed February 13, 2017).
4.2	*	First Supplemental Indenture, dated February 13, 2017, by and among ReadyCap Holdings, LLC, as issuer, Sutherland Asset Management Corporation, Sutherland Partners, L.P., Sutherland Asset I, LLC, ReadyCap Commercial, LLC, each as guarantors and U.S. Bank National Association, as trustee and as collateral agent, including the form of 7.5% Senior Secured Notes due 2022 and the related guarantees (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed February 13, 2017).
4.3	*	Indenture, dated as of August 9, 2017, by and between Sutherland Asset Management Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed August 9, 2017).
4.4	*	Second Supplemental Indenture, dated as of April 27, 2018, by and between Sutherland Asset Management Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed April 27, 2018).
4.5	*	Third Supplemental Indenture, dated as of February 26, 2019, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 of the Registrant's Annual Report on Form 10-K filed March 13, 2019).
4.6	*	Amendment No. 1, dated as of February 26, 2019, to the First Supplemental Indenture, dated as of August 9, 2017, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.8 of the Registrant's Annual Report on Form 10-K filed March 13, 2019).
4.7	*	Amendment No. 1, dated as of February 26, 2019, to the Second Supplemental Indenture, dated as of April 27, 2018, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 of the Registrant's Annual Report on Form 10-K filed March 13, 2019).
4.8	*	Fourth Supplemental Indenture, dated as of July 22, 2019, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed July 22, 2019).
4.9	*	Fifth Supplemental Indenture, dated as of February 10, 2021, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed February 10, 2021).
4.10	*	Sixth Supplemental Indenture, dated as of December 21, 2021, by and between Ready Capital Corporation and U.S. Bank National Association, a Sixth Supplemental Indenture, dated as of December 21, 2021, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed December 21, 2021) as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed December 21, 2021).
4.11	*	Seventh Supplemental Indenture, dated as of April 18, 2022, by and between Ready Capital Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed April 18, 2022).
4.12	*	Eighth Supplemental Indenture, dated as of July 25, 2022, by and between Ready Capital Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on July 25, 2022).
4.13	*	Specimen Common Stock Certificate of Ready Capital Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-4 filed on December 13, 2018).

4.14	*	Specimen Preferred Stock Certificate representing the shares of 6.25% Series C Cumulative Convertible Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 4.13 of the Registrant’s Registration Statement on Form 8-A filed on March 19, 2021).
4.15	*	Specimen Preferred Stock Certificate representing the shares of 6.50% Series E Cumulative Redeemable Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2021).
4.16	*	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to Broadmark Realty Capital Inc.’s Form 8-A12B filed with the SEC on November 14, 2019).
4.17	*	Warrant Agreement, dated as of May 14, 2018, between Trinity Merger Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to Broadmark Realty Capital Inc.’s Form 8-A12B filed with the SEC on November 14, 2019).
4.18	*	Amendment to Warrant Agreement, dated November 14, 2019, by and among Broadmark Realty Capital Inc., Continental Stock Transfer & Trust Co., and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.4 to Broadmark Realty Capital Inc.’s Form 8-K filed with the SEC on November 20, 2019).
4.19	*	Second Amendment to Warrant Agreement, dated November 14, 2019, by and among Broadmark Realty Capital Inc., Continental Stock Transfer & Trust Co., and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.5 to Broadmark Realty Capital Inc.’s Form 8-K filed with the SEC on November 20, 2019).
4.20	*	Third Amendment of Warrant Agreement, dated May 31, 2023, by and among Ready Capital Corporation, RCC Merger Sub, LLC, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.21 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2023).
4.21	*	Description of Ready Capital Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.21 of the Registrant’s Annual Report on Form 10-K filed on February 28, 2024).
10.1	*	Amended and Restated Management Agreement, dated as of May 9, 2016, among ZAIS Financial Corp, ZAIS Financial Partners, L.P., ZAIS Merger Sub, LLC, Sutherland Asset I, LLC, Sutherland Asset II, LLC, SAMC REO 2013-01, LLC, ZAIS Asset I, LLC, ZAIS Asset II, LLC, ZAIS Asset III, LLC, ZAIS Asset IV, LLC, ZFC Funding, Inc., ZFC Trust, ZFC Trust TRS I, LLC, and Waterfall Asset Management, LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed May 9, 2016).
10.2	*	First Amendment to Amended and Restated Management Agreement, dated as of December 6, 2020, by and among Ready Capital Corporation, Sutherland Partners, LP and Waterfall Asset Management, LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed December 8, 2020).
10.3	*	Third Amended and Restated Agreement of Limited Partnership of Sutherland Partners, L.P., dated as of March 5, 2019, by and among Ready Capital Corporation, as General Partner, and the limited partners listed on Exhibit A thereto (incorporated by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K filed March 13, 2019).
10.4	*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed September 9, 2019).
10.5	*	Ready Capital Corporation 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K filed March 13, 2019).
10.6	*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K filed March 13, 2019).
10.7	*	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
10.8	*	Equity Distribution Agreement, dated July 9, 2021, by and among Ready Capital Corporation, Sutherland Partners, L.P., Waterfall Asset Management LLC and JMP Securities LLC (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed July 9, 2021).
10.9	*	First Amendment to the Equity Distribution Agreement, dated March 8, 2022, by and among Ready Capital Corporation, Sutherland Partners, L.P., Waterfall Asset Management LLC, and JMP Securities LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2022).

10.10	*	Interest Exchange Agreement, dated as of November 3, 2021, by and among Ready Capital Corporation, Sutherland Partners, L.P., MREC Management, LLC and Mosaic Special Member, LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed November 9, 2021)***
10.11	*	Amended and Restated Contingent Equity Rights Agreement, dated as of March 21, 2023, by and among Ready Capital Corporation, Sutherland Partners, L.P., and Computershare Inc. and its affiliate Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).
10.12	*	Assignment and Assumption Agreement, dated May 31, 2023, between RCC Merger Sub, LLC and Broadmark Realty Capital Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).
10.13	*	Ready Capital Corporation 2023 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registrant’s registration statement on Form S-8 filed with the SEC on September 8, 2023).
10.14	*	Form of Restricted Stock Unit Award Agreement under the Ready Capital Corporation 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K filed on February 28, 2024).
10.15	*	Form of Restricted Stock Award Agreement under the Ready Capital Corporation 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K filed on February 28, 2024).
19.1	*	Ready Capital Corporation Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Registrant’s Annual Report on Form 10-K filed on February 28, 2024).
21.1		List of Subsidiaries of Ready Capital Corporation (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K filed on February 28, 2024).
24.1		Power of Attorney (incorporated by reference to Exhibit 24.1 of the Registrant’s Annual Report on Form 10-K filed on February 28, 2024).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1		Ready Capital Corporation Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 of the Registrant’s Annual Report on Form 10-K filed on February 28, 2024).
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Scheme Document
101.CAL		Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF		Inline XBRL Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Linkbase Document
101.PRE		Inline XBRL Taxonomy Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Previously filed.

**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

***	Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted. Ready Capital agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

READY CAPITAL CORPORATION

Date: April 29, 2024	By:
/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board, Chief Executive Officer and Chief Investment Officer