Form 10-Q
period 2024-03-31
Ready Capital Corp
filed 2024-05-10
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

The Company has 168,873,507 shares of common stock, par value $0.0001 per share, outstanding as of May 9, 2024.

EXHIBIT 31.1 CERTIFICATIONS

EXHIBIT 31.2 CERTIFICATIONS

EXHIBIT 32.1 CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 10 U.S.C. SECTION 1350

EXHIBIT 32.2 CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 10 U.S.C. SECTION 1350

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$166,004	$138,532
Restricted cash	24,915	30,063
Loans, net (including $0 and $9,348 held at fair value)	3,400,481	4,020,160
Loans, held for sale (net of valuation allowance of $146,180 and $0)	584,072	81,599
Mortgage-backed securities	29,546	27,436
Investment in unconsolidated joint ventures (including $7,169 and $7,360 held at fair value)	132,730	133,321
Derivative instruments	15,448	2,404
Servicing rights	103,555	102,837
Real estate owned, held for sale	239,874	252,949
Other assets	315,772	300,175
Assets of consolidated VIEs	6,591,834	6,897,145
Assets held for sale (refer to Note 9)	439,301	454,596
Total Assets	$12,043,532	$12,441,217
Liabilities
Secured borrowings	2,198,272	2,102,075
Securitized debt obligations of consolidated VIEs, net	4,769,057	5,068,453
Senior secured notes, net	345,570	345,127
Corporate debt, net	766,084	764,908
Guaranteed loan financing	814,784	844,540
Contingent consideration	—	7,628
Derivative instruments	593	212
Dividends payable	53,908	54,289
Loan participations sold	73,749	62,944
Due to third parties	3,401	3,641
Accounts payable and other accrued liabilities	193,896	207,481
Liabilities held for sale (refer to Note 9)	315,975	333,157
Total Liabilities	$9,535,289	$9,794,455
Preferred stock Series C, liquidation preference $25.00 per share (refer to Note 20)	8,361	8,361

Commitments & contingencies (refer to Note 24)

Stockholders’ Equity
Preferred stock Series E, liquidation preference $25.00 per share (refer to Note 20)	111,378	111,378
Common stock, $0.0001 par value, 500,000,000 shares authorized, 170,445,333 and 172,276,105 shares issued and outstanding, respectively	17	17
Additional paid-in capital	2,307,303	2,321,989
Retained earnings (deficit)	(3,546)	124,413
Accumulated other comprehensive loss	(12,335)	(17,860)
Total Ready Capital Corporation equity	2,402,817	2,539,937
Non-controlling interests	97,065	98,464
Total Stockholders’ Equity	$2,499,882	$2,638,401
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$12,043,532	$12,441,217

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(in thousands, except share data)	2024	2023
Interest income	$232,354	$215,968
Interest expense	(183,805)	(158,868)
Net interest income before recovery of loan losses	$48,549	$57,100
Recovery of loan losses	26,544	6,734
Net interest income after recovery of loan losses	$75,093	$63,834
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	18,868	11,575
Net unrealized gain (loss) on financial instruments	4,632	(5,635)
Valuation allowance, loans held for sale	(146,180)	—
Servicing income, net of amortization and impairment of $3,697 and $1,759	3,758	4,642
Income on purchased future receivables, net of allowance for credit losses of $1,206 and $1,594	446	540
Income on unconsolidated joint ventures	468	656
Other income	15,380	19,852
Total non-interest income	$(102,628)	$31,630
Non-interest expense
Employee compensation and benefits	(18,414)	(19,727)
Allocated employee compensation and benefits from related party	(2,500)	(2,326)
Professional fees	(7,065)	(5,543)
Management fees – related party	(6,648)	(5,081)
Incentive fees – related party	—	(1,720)
Loan servicing expense	(12,794)	(8,155)
Transaction related expenses	(650)	(893)
Other operating expenses	(30,187)	(12,609)
Total non-interest expense	$(78,258)	$(56,054)
Income (loss) from continuing operations before provision for income taxes	(105,793)	39,410
Income tax benefit (provision)	30,211	(901)
Net income (loss) from continuing operations	$(75,582)	$38,509
Discontinued operations (refer to Note 9)
Income (loss) from discontinued operations before benefit (provision) for income taxes	1,887	(2,041)
Income tax benefit (provision)	(472)	510
Net income (loss) from discontinued operations	1,415	(1,531)
Net income (loss)	(74,167)	36,978
Less: Dividends on preferred stock	1,999	1,999
Less: Net income attributable to non-controlling interest	117	1,835
Net income (loss) attributable to Ready Capital Corporation	$(76,283)	$33,144

Earnings per common share from continuing operations - basic	$(0.45)	$0.31
Earnings per common share from discontinued operations - basic	$0.01	$(0.01)
Total earnings per common share - basic	$(0.44)	$0.30

Earnings per common share from continuing operations - diluted	$(0.45)	$0.30
Earnings per common share from discontinued operations - diluted	$0.01	$(0.01)
Total earnings per common share - diluted	$(0.44)	$0.29

Weighted-average shares outstanding
Basic	172,032,866	110,672,939
Diluted	173,104,415	121,025,909

Dividends declared per share of common stock	$0.30	$0.40

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income (loss)	$(74,167)	$36,978
Other comprehensive income (loss) - net change by component:
Derivative financial instruments (cash flow hedges)	6,245	(3,805)
Foreign currency translation	(607)	778
Other comprehensive income (loss)	$5,638	$(3,027)
Comprehensive income (loss)	$(68,529)	$33,951
Less: Comprehensive income attributable to non-controlling interests	158	1,794
Comprehensive income (loss) attributable to Ready Capital Corporation	$(68,687)	$32,157

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three Months Ended March 31, 2024
	Preferred Series E		Common Stock		Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at December 31, 2023	4,600,000	$111,378	172,276,105	$17	$2,321,989	$124,413	$(17,860)	$2,539,937	$98,464	$2,638,401
Dividend declared:
Common stock ($0.30 per share)	—	—	—	—	—	(51,676)	—	(51,676)	—	(51,676)
OP units	—	—	—	—	—	—	—	—	(372)	(372)
$0.390625 per Series C preferred share	—	—	—	—	—	(131)	—	(131)	—	(131)
$0.406250 per Series E preferred share	—	—	—	—	—	(1,868)	—	(1,868)	—	(1,868)
Distributions, net	—	—	(1,981)	—	(18)	—	—	(18)	—	(18)
Stock-based compensation	—	—	325,918	—	4,110	—	—	4,110	—	4,110
Conversion of OP units into common stock	—	—	90,000	—	612	—	—	612	(612)	—
Share repurchases	—	—	(2,244,709)	—	(20,035)	—	—	(20,035)	—	(20,035)
Reallocation of non-controlling interest	—	—	—	—	645	—	(72)	573	(573)	—
Net income (loss)	—	—	—	—	—	(74,284)	—	(74,284)	117	(74,167)
Other comprehensive income	—	—	—	—	—	—	5,597	5,597	41	5,638
Balance at March 31, 2024	4,600,000	$111,378	170,445,333	$17	$2,307,303	$(3,546)	$(12,335)	$2,402,817	$97,065	$2,499,882

	Three Months Ended March 31, 2023
	Preferred Series E		Common Stock		Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at December 31, 2022	4,600,000	$111,378	110,523,641	$11	$1,684,074	$4,994	$(9,369)	$1,791,088	$99,146	$1,890,234
Dividend declared:
Common stock ($0.40 per share)	—	—	—	—	—	(44,670)	—	(44,670)	—	(44,670)
OP units	—	—	—	—	—	—	—	—	(638)	(638)
$0.390625 per Series C preferred share	—	—	—	—	—	(131)	—	(131)	—	(131)
$0.406250 per Series E preferred share	—	—	—	—	—	(1,868)	—	(1,868)	—	(1,868)
Distributions, net	—	—	—	—	—	—	—	—	(100)	(100)
Equity issuances	—	—	—	—	125	—	—	125	—	125
Offering costs	—	—	—	—	(19)	—	—	(19)	—	(19)
Equity component of 2017 convertible note issuance	—	—	—	—	(115)	—	—	(115)	(2)	(117)
Stock-based compensation	—	—	333,470	—	4,947	—	—	4,947	—	4,947
Share repurchases	—	—	(111,453)	—	(1,382)	—	—	(1,382)	—	(1,382)
Reallocation of non-controlling interest	—	—	—	—	1	—	2	3	(3)	—
Net income	—	—	—	—	—	35,143	—	35,143	1,835	36,978
Other comprehensive loss	—	—	—	—	—	—	(2,986)	(2,986)	(41)	(3,027)
Balance at March 31, 2023	4,600,000	$111,378	110,745,658	$11	$1,687,631	$(6,532)	$(12,353)	$1,780,135	$100,197	$1,880,332

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$(74,167)	$36,978
Net income (loss) from discontinued operations, net of tax	1,415	(1,531)
Net income (loss) from continuing operations	(75,582)	38,509
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	30,322	9,718
Stock-based compensation	1,894	1,853
Recovery of loan losses	(26,544)	(6,734)
Impairment loss on real estate owned, held for sale	16,972	3,418
Repair and denial reserve	1,067	199
Provision for loan losses on purchased future receivables	1,206	1,594
Loans, held for sale, net	11,553	12,733
Valuation allowance, loans held for sale	146,180	—
Net loss of unconsolidated joint ventures, net of distributions	(85)	(60)
Realized (gains) losses, net	(18,107)	(12,111)
Unrealized (gains) losses, net	(4,639)	5,442
Changes in operating assets and liabilities:
Purchased future receivables, net	4,560	(3,916)
Derivative instruments	(1,383)	(4,115)
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	(2,293)	(9,918)
Receivable from third parties	2,332	(4,891)
Other assets	(58,544)	(9,465)
Accounts payable and other accrued liabilities	(12,966)	(23,393)
Net cash provided by (used for) operating activities from continuing operations	$15,943	$(1,137)
Net cash provided by operating activities from discontinued operations	7,507	230
Net cash provided by (used for) operating activities	$23,450	$(907)
Cash Flows From Investing Activities:
Origination of loans	(206,063)	(283,368)
Proceeds from disposition and principal payment of loans	499,368	295,722
Funding of real estate, held for sale	(591)	(1,678)
Proceeds from sale of real estate, held for sale	1,310	33,761
Investment in unconsolidated joint ventures	(41)	(65)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	717	4,597
Proceeds from liabilities under participation agreements	10,316	—
Payment of liabilities under participation agreements, net of proceeds received	—	(782)
Net cash provided by investing activities from continuing operations	$305,016	$48,187
Net cash used for investing activities from discontinued operations	(192)	(291)
Net cash provided by investing activities	$304,824	$47,896
Cash Flows From Financing Activities:
Proceeds from secured borrowings	924,896	1,542,661
Repayment of secured borrowings	(827,609)	(1,940,007)
Repayment of the Paycheck Protection Program Liquidity Facility borrowings	(7,688)	(31,415)
Proceeds from issuance of securitized debt obligations of consolidated VIEs	—	482,267
Repayment of securitized debt obligations of consolidated VIEs	(309,875)	(86,345)
Repayment of guaranteed loan financing	(48,264)	(31,563)
Payment of deferred financing costs	(4,909)	(9,321)
Payment of contingent consideration	—	(9,000)
Proceeds from issuance of equity, net of issuance costs	—	106
Common stock repurchased	(19,050)	—
Settlement of share-based awards in satisfaction of withholding tax requirements	(985)	(1,382)
Dividend payments	(54,428)	(47,176)
Distributions, net	(18)	—
Net cash used for financing activities from continuing operations	$(347,930)	$(131,175)
Net cash provided by (used for) financing activities from discontinued operations	(11,798)	33,863
Net cash used for financing activities	$(359,728)	$(97,312)
Net decrease in cash, cash equivalents, and restricted cash	(26,971)	(84,125)
Cash, cash equivalents, and restricted cash beginning balance	262,506	273,604
Cash, cash equivalents, and restricted cash ending balance	$235,535	$189,479
Supplemental disclosures:
Cash paid for interest	$177,618	$144,970
Cash paid for income taxes	$215	$134
Non-cash investing activities
Paid-in-kind accrued interest	$29,982	$—
Loans transferred from loans, net to loans, held for sale	$655,126	$—
Loans transferred from loans, held for sale to loans, net	$—	$344
Loans transferred to real estate owned, held for sale	$5,902	$22,393
Non-cash financing activities
Conversion of OP units to common stock	$612	$—
Cash, cash equivalents, and restricted cash reconciliation
Cash and cash equivalents	$166,004	$59,863
Restricted cash	24,915	43,736
Cash, cash equivalents, and restricted cash in assets of consolidated VIEs	44,616	85,880
Cash, cash equivalents, and restricted cash ending balance	$235,535	$189,479

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

Sutherland Partners, L.P. (the “operating partnership”) holds substantially all of the Company’s assets and conducts substantially all of the Company’s business. As of March 31, 2024 and December 31, 2023, the Company owned approximately 99.3% and 99.2% of the operating partnership, respectively. The Company, as sole general partner of the operating partnership, has responsibility and discretion in the management and control of the operating partnership, and the limited partners of the operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the operating partnership. Therefore, the Company consolidates the operating partnership.

Broadmark Acquisition. On May 31, 2023, the Company, Broadmark Realty Capital Inc., a Maryland corporation (“Broadmark”), and RCC Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Ready Capital (“RCC Merger Sub”), completed a merger (such transaction, the “Broadmark Merger”) in which Broadmark merged with and into RCC Merger Sub, with RCC Merger Sub remaining as a wholly owned subsidiary of the Company.

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

As a result of the Broadmark Merger, the number of directors on the Company’s board of directors (the “Board”) increased by three members, from nine to twelve, with the three additional directors each having served on the board of directors of Broadmark immediately prior to the Effective Time. The Broadmark Merger further diversified our business by expanding our residential and commercial construction lending platforms. Refer to Note 5 for assets acquired and liabilities assumed in the Broadmark Merger.

REIT Status

The Company qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with its first taxable year ended December 31, 2011. To maintain its tax status as a REIT, the Company distributes dividends equal to at least 90% of its taxable income in the form of distributions to shareholders.

Note 2. Basis of Presentation

The unaudited interim consolidated financial statements herein, referred to as the “consolidated financial statements”, as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)—as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.

The accompanying consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. Such operating results may not be indicative of the expected results for any other interim period or the entire year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC.

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

While the Company has a formal methodology to determine the adequate and appropriate level of the allowance for credit losses, estimates of inherent loan losses involve judgment and assumptions as to various factors, including current economic conditions. The Company’s determination of adequacy of the allowance for credit losses is based on quarterly evaluations of the above factors. Accordingly, the provision for credit losses will vary from period to period based on management’s ongoing assessment of the adequacy of the allowance for credit losses.

Non-accrual loans. A loan is generally placed on non-accrual status when it is probable that principal and interest will not be collected under the original contractual terms. At that time, interest income is no longer accrued. Non-accrual loans consist of loans for which principal or interest has been delinquent for 90 days or more and for which specific reserves are recorded, including purchased credit-deteriorated (“PCD”) loans. Interest income accrued, but not collected, at the date loans are placed on non-accrual status is reversed, unless the loan is expected to be fully recoverable by the collateral or is in the process of being collected. Interest income is subsequently recognized only to the extent it is received in cash or until the loan qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Loans are restored to accrual status when contractually current and the collection of future payments is reasonably assured. In certain instances, the Company may make exceptions to placing a loan on non-accrual status if the loan is in the process of a modification. For construction loans that have been delinquent for 90 days or more, interest income may continue to accrue if it is probable that principal and interest will be collected in full, either through payments or payments in kind, under the terms of the agreement.

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

Loans, held for sale

Loans are classified as held for sale if there is an intent to sell in the near-term. These loans are recorded at the lower of amortized cost or fair value, unless the fair value option has been elected at the time of origination or acquisition. If the loan’s fair value is determined to be less than its amortized cost, a non-recurring fair value adjustment may be recorded through a valuation allowance. For loans originated through the LMM Commercial Real Estate and Small Business Lending segments, for which the fair value option has been elected, changes in fair value are recurring and are reported as net unrealized gain (loss) on financial instruments in the consolidated statements of income. For originated SBA loans, the guaranteed portion is held at fair value. Interest is recognized as interest income in the consolidated statements of income when earned and deemed collectible.

Paycheck Protection Program loans

Paycheck Protection Program (“PPP”) loans were originated in response to the COVID-19 pandemic. The Company has elected the fair value option for the loans originated by the Company for the first round of the program. Interest is recognized in the consolidated statements of income as interest income when earned and deemed collectible. Although PPP includes a 100% guarantee from the federal government and principal forgiveness for borrowers if the funds were used for defined purposes, changes in fair value are recurring and are reported as net unrealized gains (losses) on financial instruments in the consolidated statements of income.

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

Derivative instruments

Subject to maintaining qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, comprised of interest rate swaps and FX forwards as part of its risk management strategy. The Company accounts for derivative instruments under ASC 815, Derivatives and Hedging (“ASC 815”). All derivatives are reported as either assets or liabilities in the consolidated balance sheets at the estimated fair value with the changes in the fair value recorded in earnings unless hedge accounting is elected. As of March 31, 2024 and December 31, 2023, the Company had offset $40.4 million and $34.4 million of cash collateral payable against gross derivative asset positions, respectively.

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

The Company estimates the fair value of servicing rights by determining the present value of future expected servicing cash flows using modeling techniques that incorporate management’s best estimates of key variables including estimates regarding future net servicing cash flows, forecasted loan prepayment rates, delinquency rates, and return requirements commensurate with the risks involved. Cash flow assumptions are modeled using internally forecasted revenue and expenses, and where possible, the reasonableness of assumptions is periodically validated through comparisons to market data. Prepayment speed estimates are determined from historical prepayment rates or obtained from third-party industry data. Return requirement assumptions are determined using data obtained from market participants, where available, or based on current relevant interest rates plus a risk-adjusted spread. The Company also considers other factors that can impact the value of the servicing rights, such as surety provider termination clauses and servicer terminations that could result if the Company failed to materially comply with the covenants or conditions of its servicing agreements and did not remedy the failure. Since many factors can affect the estimate of the fair value of servicing rights, the Company regularly evaluates the major assumptions and modeling techniques used in its estimate and reviews these assumptions against market comparables, if available. The Company monitors the actual performance of its servicing rights by regularly comparing actual cash flow, credit, and prepayment experience to modeled estimates.

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

Revenues from purchased future receivables are realized when funds are received under each contract. The allocation of the amount received is determined by apportioning the amount received based upon the factor (discount) rate of the business’s contract. Management believes that this methodology best reflects the effective interest method.

The CECL method the Company utilizes is an aging schedule where estimating expected life-time credit losses is determined on the basis of how long a receivable has been outstanding. Where there is doubt regarding the ultimate collectability, the allowance for credit losses increases through provisions recorded in the consolidated statements of income and reduced by charge-offs, net of recoveries. Purchased future receivables that have been delinquent for 90 days or more are considered uncollectible and subsequently charged off. While the Company has a formal methodology to determine the adequate and appropriate level of the allowance for credit losses, estimates involve judgment and assumptions as to various factors, including current economic conditions and inherent risk in the portfolio. The Company’s determination of adequacy of the allowance for credit losses is based on quarterly evaluations of the above factors. Accordingly, the provision for credit losses will vary from period to period based on management’s ongoing assessment of the adequacy of the allowance for credit losses.

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

The qualitative assessment requires judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, macroeconomic conditions, industry and market conditions and relevant entity specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. In the first quarter of 2024, as a result of the qualitative assessment, the Company determined that it was more likely than not that the estimated fair value of each of the reporting units exceeded its respective estimated carrying value. Therefore, goodwill for each reporting unit was not impaired and a quantitative test was not required.

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

Paycheck Protection Program Liquidity Facility borrowings

The Paycheck Protection Program Liquidity Facility (“PPPLF”) is a government loan facility created to enable the distribution of funds for PPP whereby the Company received advances from the Federal Reserve through the PPPLF. The Company accounts for borrowings under the PPPLF under ASC 470. Interest paid and accrued in connection with PPPLF is recorded as interest expense in the consolidated statements of income.

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

Non-controlling interests

Non-controlling interests are presented on the consolidated balance sheets and the consolidated statements of income and represent direct investment in the operating partnership by third parties, including operating partnership units issued to satisfy a portion of the purchase price in connection with a series of mergers (collectively, the “Mosaic Mergers”), pursuant to which the company acquired a group of privately held, real estate structured finance opportunities funds, with a focus on construction lending (collectively, the “Mosaic Funds”), managed by MREC Management, LLC. In addition, the Company has non-controlling interests from investments in consolidated joint ventures whereby, net income or loss is generally based upon relative ownership interests or contractual arrangements.

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

Earnings per share

The Company presents both basic and diluted earnings per share (“EPS”) amounts in its consolidated financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from the Company’s share-based compensation, consisting of unvested restricted stock units (“RSUs”), unvested restricted stock awards (“RSAs”), performance-based equity awards, as well as the dilutive impact of convertible preferred stock and contingent equity rights (“CERs”) under the if-converted method and warrants under the treasury stock method. Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

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

Origination income and expense. Origination income represents fees received for origination of either loans, held at fair value, loans, held for sale, or loans, held-for-investment. For loans held, at fair value, and loans, held for sale, pursuant to ASC 825 the Company reports origination fee income as revenue and fees charged and costs incurred as expenses. These fees and costs are excluded from the fair value. For originated loans, held-for-investment, under ASC 310 the Company defers these origination fees and costs at origination and amortizes them under the effective interest method over the life of the loan. Origination fees and expenses for loans, held at fair value and loans, held for sale, are presented in the consolidated statements of income as components of other income and operating expenses. The amortization of net origination fees and expenses for loans, held-for-investment are presented in the consolidated statements of income as a component of interest income.

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

Note 4. Recent accounting pronouncements

ASU 2024-01, Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards Issued March 2024

This ASU clarifies how to determine whether profits interest and similar awards should be accounted for as share-based payment arrangements. The ASU is effective in reporting periods beginning after December 15, 2024, including interim periods within the fiscal year, on a prospective or retrospective basis. Early adoption is permitted. The Company is currently assessing the impact upon adoption of this standard on the consolidated financial statements.

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

Note 5. Business Combinations

On May 31, 2023, the Company completed a merger with Broadmark, a specialty real estate finance company that specialized in originating and servicing residential and commercial construction loans. Refer to Note 1 for more information about the Broadmark Merger. The consideration transferred was allocated to the assets acquired and liabilities assumed based on their respective fair values. The methodologies used, and key assumptions made, to estimate the fair value of the assets acquired and liabilities assumed are primarily based on future cash flows and discount rates.

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

The following pro-forma income and earnings (unaudited) of the combined company are presented as if the Broadmark Merger had occurred on January 1, 2024 and January 1, 2023.

	Three Months Ended March 31,
(in thousands)	2024	2023
Selected Financial Data
Interest income	$232,354	$239,805
Interest expense	(183,805)	(160,983)
Recovery of loan losses	26,544	5,033
Non-interest income (loss)	(102,628)	32,465
Non-interest expense	(77,862)	(66,686)
Income (loss) before provision for income taxes	$(105,397)	$49,634
Income tax benefit (expense)	30,211	(391)
Net income (loss)	$(75,186)	$49,243

Non-recurring pro-forma transaction costs directly attributable to the Broadmark Merger were $0.4 million for the three months ended March 31, 2024 and 2023, respectively, and have been deducted from the non-interest expense amount above. These costs included legal, accounting, valuation, and other professional or consulting fees directly attributable to the Broadmark Merger.

Note 6. Loans and allowance for credit losses

Loans includes (i) loans held for investment that are accounted for at amortized cost net of allowance for credit losses, (ii) loans held at fair value under the fair value option, (iii) loans held for sale that are accounted for at the lower of cost or fair value net of valuation allowance and (iv) loans held for sale at fair value under the fair value option. The classification for a loan is based on product type and management’s strategy for the loan.

Loans with the “Other” classification are generally LMM acquired loans that have nonconforming characteristics for the Fixed rate, Bridge, Construction, or Freddie Mac classifications due to loan size, rate type, collateral, or borrower criteria.

Loan portfolio

The table below summarizes the classification, unpaid principal balance (“UPB”), and carrying value of loans held by the Company including loans of consolidated VIEs.

	March 31, 2024		December 31, 2023
(in thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Bridge	$1,180,936	$1,184,751	$1,444,770	$1,448,281
Fixed rate	192,216	190,017	247,476	241,674
Construction	902,301	904,162	1,207,783	1,212,526
Freddie Mac	—	—	9,500	9,719
SBA - 7(a)	1,004,680	1,012,504	995,974	1,003,323
Other	174,287	176,328	196,087	198,499
Total Loans, before allowance for loan losses	$3,454,420	$3,467,762	$4,101,590	$4,114,022
Allowance for loan losses	$(53,939)	$—	$(81,430)	$—
Total Loans, net	$3,400,481	$3,467,762	$4,020,160	$4,114,022
Loans in consolidated VIEs
Bridge	5,118,769	5,133,800	5,370,251	5,389,535
Fixed rate	784,290	783,420	790,068	790,967
SBA - 7(a)	208,405	221,402	213,892	227,636
Other	244,704	245,493	257,289	258,029
Total Loans, in consolidated VIEs, before allowance for loan losses	$6,356,168	$6,384,115	$6,631,500	$6,666,167
Allowance for loan losses on loans in consolidated VIEs	$(13,484)	$—	$(20,175)	$—
Total Loans, net, in consolidated VIEs	$6,342,684	$6,384,115	$6,611,325	$6,666,167
Loans, held for sale
Bridge	160,786	251,375	—	—
Fixed rate	43,265	45,931	—	—
Construction	270,519	314,010	—	—
Freddie Mac	15,160	15,356	20,955	20,729
SBA - 7(a)	74,019	68,720	59,421	55,769
Other	20,323	20,110	1,223	1,297
Total Loans, held for sale	$584,072	$715,502	$81,599	$77,795
Loans, held for sale in consolidated VIEs
Bridge	10,973	19,173	—	—
Total Loans, held for sale in consolidated VIEs	$10,973	$19,173	$—	$—
Total	$10,338,210	$10,586,552	$10,713,084	$10,857,984

Loan vintage and credit quality indicators

The Company monitors the credit quality of its loan portfolio based on primary credit quality indicators, such as delinquency rates. Loans that are 30 days or more past due, provide an indication of the borrower’s capacity and willingness to meet its financial obligations. Total Loans, net includes Loans, net in consolidated VIEs and a specific allowance for loan losses of $21.6 million, including $11.2 million of PCD loan reserves as of March 31, 2024, and a specific allowance for loan losses of $57.1 million, including $21.4 million of PCD loan reserves, as of December 31, 2023.

The tables below summarize the classification, UPB, carrying value and gross write-offs of loans by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2024	2023	2022	2021	2020	Pre 2020	Total
March 31, 2024
Bridge	$6,318,551	$86,682	$290,638	$2,775,887	$2,817,308	$206,891	$119,945	$6,297,351
Fixed rate	973,437	—	4,007	110,737	181,596	90,433	588,440	975,213
Construction	904,162	—	111,323	138,755	138,497	47,469	454,388	890,432
SBA - 7(a)	1,233,906	44,096	150,457	348,424	302,761	111,453	249,911	1,207,102
Other	421,821	6,337	2,806	4,832	11,813	8,654	384,498	418,940
Total Loans, before general allowance for loan losses	$9,851,877	$137,115	$559,231	$3,378,635	$3,451,975	$464,900	$1,797,182	$9,789,038
General allowance for loan losses								$(45,873)
Total Loans, net								$9,743,165
Gross write-offs		$—	$494	$873	$35	$201	$4,150	$5,753
	UPB	2023	2022	2021	2020	2019	Pre 2019	Total
December 31, 2023
Bridge	$6,837,816	$323,648	$2,956,697	$2,949,521	$288,647	$166,266	$111,303	$6,796,082
Fixed rate	1,032,641	4,007	110,800	207,510	90,794	318,077	300,642	1,031,830
Construction	1,212,526	108,218	253,100	182,920	73,370	434,151	128,876	1,180,635
Freddie Mac	9,719	—	—	3,810	5,690	—	—	9,500
SBA - 7(a)	1,230,959	151,878	353,871	318,208	115,019	76,080	189,622	1,204,678
Other	456,528	2,599	4,877	18,549	8,708	43,724	374,776	453,233
Total Loans, before general allowance for loan losses	$10,780,189	$590,350	$3,679,345	$3,680,518	$582,228	$1,038,298	$1,105,219	$10,675,958
General allowance for loan losses								$(44,473)
Total Loans, net								$10,631,485
Gross write-offs		$100	$950	$3,236	$258	$360	$25,731	$30,635

The tables below present delinquency information on loans, net by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2024	2023	2022	2021	2020	Pre 2020	Total
March 31, 2024
Current	$9,014,343	$137,108	$540,691	$3,116,363	$3,060,184	$413,838	$1,708,790	$8,976,974
30 - 59 days past due	199,535	7	3,490	141,674	38,498	1,650	11,781	197,100
60+ days past due	637,999	—	15,050	120,598	353,293	49,412	76,611	614,964
Total Loans, before general allowance for loan losses	$9,851,877	$137,115	$559,231	$3,378,635	$3,451,975	$464,900	$1,797,182	$9,789,038
General allowance for loan losses								$(45,873)
Total Loans, net								$9,743,165
	UPB	2023	2022	2021	2020	2019	Pre 2019	Total
December 31, 2023
Current	$9,632,399	$574,507	$3,351,046	$3,409,643	$495,433	$881,868	$875,348	$9,587,845
30 - 59 days past due	172,355	582	59,988	80,684	510	22,586	7,148	171,498
60+ days past due	975,435	15,261	268,311	190,191	86,285	133,844	222,723	916,615
Total Loans, before general allowance for loan losses	$10,780,189	$590,350	$3,679,345	$3,680,518	$582,228	$1,038,298	$1,105,219	$10,675,958
General allowance for loan losses								$(44,473)
Total Loans, net								$10,631,485

The table below presents delinquency information on loans, net by portfolio.

(in thousands)	Current	30-59 days past due	60+ days past due	Total	Non-Accrual Loans	90+ days past due and Accruing
March 31, 2024
Bridge	$5,705,330	$139,459	$452,562	$6,297,351	$306,049	$—
Fixed rate	952,931	—	22,282	975,213	22,283	—
Construction	730,640	31,891	127,901	890,432	76,861	48,956
SBA - 7(a)	1,173,270	25,448	8,384	1,207,102	36,190	—
Other	414,803	302	3,835	418,940	14,335	—
Total Loans, before general allowance for loan losses	$8,976,974	$197,100	$614,964	$9,789,038	$455,718	$48,956
General allowance for loan losses				$(45,873)
Total Loans, net				$9,743,165
Percentage of loans outstanding	91.7%	2.0%	6.3%	100%	4.7%	0.5%
December 31, 2023
Bridge	$6,186,367	$87,163	$522,552	$6,796,082	$339,073	$—
Fixed rate	986,755	21,798	23,277	1,031,830	13,928	—
Construction	782,123	49,694	348,818	1,180,635	241,751	82,781
Freddie Mac	9,500	—	—	9,500	2,695	—
SBA - 7(a)	1,179,231	8,619	16,828	1,204,678	30,549	40
Other	443,869	4,224	5,140	453,233	6,005	—
Total Loans, before general allowance for loan losses	$9,587,845	$171,498	$916,615	$10,675,958	$634,001	$82,821
General allowance for loan losses				$(44,473)
Total Loans, net				$10,631,485
Percentage of loans outstanding	89.8%	1.6%	8.6%	100%	5.9%	0.8%

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

The table below presents quantitative information on the credit quality of loans, net.

	LTV(1)
(in thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
March 31, 2024
Bridge	$2,259	$102,161	$700,851	$5,353,476	$108,534	$30,070	$6,297,351
Fixed rate	4,231	32,393	441,069	476,391	19,833	1,296	975,213
Construction	15,292	25,152	128,515	572,255	95,989	53,229	890,432
SBA - 7(a)	12,165	72,245	225,117	361,900	229,108	306,567	1,207,102
Other	117,819	144,546	76,557	63,569	5,107	11,342	418,940
Total Loans, before general allowance for loan losses	$151,766	$376,497	$1,572,109	$6,827,591	$458,571	$402,504	$9,789,038
General allowance for loan losses							$(45,873)
Total Loans, net							$9,743,165
Percentage of loans outstanding	1.6%	3.8%	16.1%	69.7%	4.7%	4.1%
December 31, 2023
Bridge	$2,308	$97,309	$756,353	$5,781,651	$82,517	$75,944	$6,796,082
Fixed rate	5,222	36,021	449,804	517,628	19,965	3,190	1,031,830
Construction	25,173	94,856	532,730	355,631	119,191	53,054	1,180,635
Freddie Mac	—	—	2,995	6,505	—	—	9,500
SBA - 7(a)	10,627	56,061	172,743	404,102	226,327	334,818	1,204,678
Other	127,310	159,386	81,291	68,451	14,124	2,671	453,233
Total Loans, before general allowance for loan losses	$170,640	$443,633	$1,995,916	$7,133,968	$462,124	$469,677	$10,675,958
General allowance for loan losses							$(44,473)
Total Loans, net							$10,631,485
Percentage of loans outstanding	1.6%	4.2%	18.7%	66.8%	4.3%	4.4%

(1) LTV is calculated by dividing the current carrying amount by the most recent collateral value received. The most recent value for performing loans is often the third-party as-is valuation utilized during the original underwriting process.

The table below presents the geographic concentration of loans, net, secured by real estate.

Geographic Concentration (% of UPB)	March 31, 2024	December 31, 2023
Texas	19.0%	18.6%
California	11.8	11.4
Florida	7.0	6.4
Georgia	6.8	7.1
Arizona	6.7	6.1
Oregon	6.3	5.9
New York	4.7	4.8
North Carolina	4.4	4.1
Ohio	3.5	3.2
Washington	3.1	3.4
Other	26.7	29.0
Total	100.0%	100.0%

The table below presents the collateral type concentration of loans, net.

Collateral Concentration (% of UPB)	March 31, 2024	December 31, 2023
Multi-family	62.4%	60.9%
SBA	12.5	11.4
Mixed Use	8.4	8.4
Industrial	5.3	4.3
Retail	4.0	4.3
Office	3.4	4.4
Lodging	1.4	1.6
Other	2.6	4.7
Total	100.0%	100.0%

The table below presents the collateral type concentration of SBA loans within loans, net.

Collateral Concentration (% of UPB)	March 31, 2024	December 31, 2023
Lodging	23.1%	23.4%
Gasoline Service Stations	13.0	12.8
Eating Places	6.3	6.2
Child Day Care Services	5.6	5.6
Offices of Physicians	4.0	4.1
General Freight Trucking, Local	3.3	3.5
Grocery Stores	2.3	2.3
Coin-Operated Laundries and Drycleaners	1.9	1.9
Beer, Wine, and Liquor Stores	1.4	1.3
Funeral Service & Crematories	1.3	1.4
Other	37.8	37.5
Total	100.0%	100.0%

Allowance for credit losses

The allowance for credit losses consists of the allowance for losses on loans and lending commitments accounted for at amortized cost. Such loans and lending commitments are reviewed quarterly considering credit quality indicators, including probable and historical losses, collateral values, LTV ratios, and economic conditions.

The table below presents the allowance for loan losses by loan product and impairment methodology.

(in thousands)	Bridge	Fixed Rate	Construction	SBA - 7(a)	Other	Total
March 31, 2024
General	$10,827	$5,971	$11,886	$14,596	$2,593	$45,873
Specific	2,354	1,293	690	5,983	51	10,371
PCD	—	—	11,179	—	—	11,179
Ending balance	$13,181	$7,264	$23,755	$20,579	$2,644	$67,423
December 31, 2023
General	$17,302	$7,884	$3,722	$12,679	$2,886	$44,473
Specific	18,939	5,714	5,726	5,188	143	35,710
PCD	—	—	21,422	—	—	21,422
Ending balance	$36,241	$13,598	$30,870	$17,867	$3,029	$101,605

The table below presents a summary of the changes in the allowance for loan losses.

(in thousands)	Bridge	Fixed Rate	Construction	SBA - 7(a)	Other	Total
Three Months Ended March 31, 2024
Beginning balance	$36,241	$13,598	$30,870	$17,867	$3,029	$101,605
Provision for (recoveries of) loan losses	(23,060)	(3,705)	(5,636)	4,163	(319)	(28,557)
Charge-offs and sales	—	(2,629)	(1,479)	(1,579)	(66)	(5,753)
Recoveries	—	—	—	128	—	128
Ending balance	$13,181	$7,264	$23,755	$20,579	$2,644	$67,423
Three Months Ended March 31, 2023
Beginning balance	$49,905	$6,531	$17,334	$14,299	$2,450	$90,519
Provision for (recoveries of) loan losses	(8,975)	2,654	(63)	1,395	443	(4,546)
Charge-offs and sales	(611)	(100)	(16,898)	(613)	—	(18,222)
Recoveries	—	—	—	29	—	29
Ending balance	$40,319	$9,085	$373	$15,110	$2,893	$67,780

The table above excludes $0.6 million and $1.6 million of allowance for loan losses on unfunded lending commitments as of March 31, 2024 and March 31, 2023, respectively. Refer to Note 3 – Summary of Significant Accounting Policies for more information on accounting policies, methodologies and judgment applied to determine the allowance for loan losses and lending commitments.

Non-accrual loans

A loan is placed on nonaccrual status when it is probable that principal and interest will not be collected under the original contractual terms. At that time, interest income is no longer accrued.

The table below presents information on non-accrual loans.

(in thousands)	March 31, 2024	December 31, 2023
Non-accrual loans
With an allowance	$429,080	$607,292
Without an allowance	26,638	26,709
Total recorded carrying value of non-accrual loans	$455,718	$634,001
Allowance for loan losses related to non-accrual loans	$(22,075)	$(50,796)
UPB of non-accrual loans	$481,839	$688,282

	March 31, 2024	March 31, 2023
Interest income on non-accrual loans for the three months ended	$3,052	$817

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

As of March 31, 2024, substantially all of the loan modifications provided by the Company consisted of a 7-month payment deferral and a 7-month addition to the weighted average life of the original loan term and were deemed to be continuations of the existing loans based on the Company’s analysis. As of March 31, 2024, the carrying value of such commercial real estate and SBA - 7(a) loans were $67.2 million and $0.1 million, respectively or 0.7% of total Loans, net. These modified loans were predominantly comprised of loans secured by multifamily and residential properties. As of December 31, 2023, substantially all of the loan modifications provided by the Company consisted of a 12-month payment deferral and an 18-month addition to the weighted average life of the original loan term and were deemed to be continuations of the existing loans based on the Company’s analysis. As of December 31, 2023, the carrying value of such commercial real estate and SBA – 7(a) loans were $467.9 million and $1.3 million, respectively or 4.4% of total Loans, net. These modified loans were predominantly comprised of loans secured by mixed use real estate.

The Company’s allowance for loan losses reflects estimates of expected life-time loan losses, which considers historical loan losses including losses from modified loans to borrowers experiencing financial difficulty. The Company continues to estimate the allowance for loan losses after modification using loan-specific inputs. Substantially all of the modified loans were performing in accordance with the modified contractual terms as of both March 31, 2024 and December 31, 2023.

The remaining elements of the Company’s modification programs are generally considered insignificant and do not have a material impact on financial results. On loans for which the Company determines foreclosure of the collateral is probable, expected losses are measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. As of March 31, 2024 and December 31, 2023, the Company’s total carrying amount of loans in the foreclosure process was $23.6 million and $95.0 million, respectively.

As of March 31, 2024, lending commitments to borrowers experiencing financial difficulty for which the Company has modified the loan terms were $12.9 million. As of December 31, 2023, lending commitments to borrowers experiencing financial difficulty for which the Company has modified the loan terms were not material.

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

The Company did not acquire any PCD loans during the three months ended March 31, 2024 and March 31, 2023.

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

Valuation techniques of Level 3 investments vary by instrument type, but are generally based on an income, market or cost-based approach. The income approach predominantly considers discounted cash flows which is the measure of expected future cash flows in a default scenario, implied by the value of the underlying collateral, where applicable, and current performance whereas the market-based approach predominantly considers pull-through rates, industry multiples and the UPB. Fair value measurements of loans are sensitive to changes in assumptions regarding prepayments, probability of default, loss severity in the event of default, forecasts of home prices, and significant activity or developments in the real estate market.

The fair value of the contingent consideration in connection with mergers and acquisitions was determined using a Monte Carlo simulation model which considers various potential results based on Level 3 inputs, including management’s latest estimates of future operating results. Fair value measurements of the contingent consideration liability are sensitive to changes in assumptions related to earnings before tax, discount rate and risk-free rate of return. Contingent consideration also consists of CERs issued pursuant to the Mosaic Mergers. Pursuant to the CER agreement, if, as of the revaluation date, the sum of the updated fair value of the acquired portfolio less all advances made on such assets, plus all principal payments, return of capital and liquidation proceeds received on such assets exceeds the initial discounted fair value of the acquired portfolio, then the Company will issue to the CER holders, with respect to each CER, a number of shares of common stock equal to 90% of the lesser of the valuation excess and the discount amount, divided by the number of initially issued CERs divided by the Company share value, with cash being paid in lieu of any fractional shares of common stock otherwise due to such holder. In addition, each CER holder will be entitled to receive a number of additional shares of common stock equal to (i) the amount of any dividends or other distributions paid with respect to the number of whole shares of common stock received by such CER holder in respect of such holder’s CERs and having a record date on or after the closing of the Mosaic Mergers and a payment date prior to the issuance date of such shares of common stock, divided by (ii) the Company share value. The probability-weighted expected return method (“PWERM”) was utilized to estimate the return of capital and liquidation proceeds of the acquired asset portfolio, considering each possible outcome, including the economic and projected performance of each acquired asset, using a probability of 65%-100% return of capital. The discounted cashflow technique was utilized by the Company to assess the updated value of the acquired portfolio as of the revaluation date. The fair value of dividend distributions to the CER holders was determined using a Monte Carlo simulation model which considers various potential results based on the CER payments, volatility of the Company’s share value and projected dividend distributions.

The final purchase price allocation associated with the closing of the Mosaic Mergers valued the CERs at approximately $25.0 million or $0.83 per CER. As of March 31, 2024, the CERs were valued at zero.

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

The table below presents financial instruments carried at fair value on a recurring basis.

(in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2024
Assets:
Money market funds (a)	$63,040	$—	$—	$63,040
Loans, held for sale	—	86,099	—	86,099
Paycheck Protection Program loans (b)	—	491	—	491
MBS, at fair value	—	29,546	—	29,546
Derivative instruments	—	15,448	—	15,448
Investment in unconsolidated joint ventures	—	—	7,169	7,169
Preferred equity investment (c)	—	—	106,548	106,548
Total assets	$63,040	$131,584	$113,717	$308,341

Liabilities:
Derivative instruments	—	593	—	593
Total liabilities	$—	$593	$—	$593
December 31, 2023
Assets:
Money market funds (a)	$100,238	$—	$—	$100,238
Loans, held for sale	—	81,599	—	81,599
Loans, net	—	—	9,348	9,348
Paycheck Protection Program loans (b)	—	165	—	165
MBS, at fair value	—	27,436	—	27,436
Derivative instruments	—	2,404	—	2,404
Investment in unconsolidated joint ventures	—	—	7,360	7,360
Preferred equity investment (c)	—	—	108,423	108,423
Total assets	$100,238	$111,604	$125,131	$336,973

Liabilities:
Derivative instruments	—	212	—	212
Contingent consideration	—	—	7,628	7,628
Total liabilities	$—	$212	$7,628	$7,840
(a) Money market funds are included in cash and cash equivalents on the consolidated balance sheets
(b) Paycheck Protection Program loans are included in other assets on the consolidated balance sheets
(c) Preferred equity investment held through consolidated joint ventures are included in assets of consolidated VIEs on the consolidated balance sheets

The table below presents the valuation techniques and significant unobservable inputs used to value Level 3 financial instruments, using third party information without adjustment.

(in thousands)	Fair Value	Predominant Valuation Technique (a)	Type	Range	Weighted Average
March 31, 2024
Investment in unconsolidated joint ventures	$7,169	Income Approach	Discount rate	9.0%	9.0%
Preferred equity investment	$106,548	Income Approach	Discount rate	10.0%	10.0%
December 31, 2023
Investment in unconsolidated joint ventures	$7,360	Income Approach	Discount rate	9.0%	9.0%
Preferred equity investment	$108,423	Income Approach	Discount rate	10.0%	10.0%
Contingent consideration- Mosaic CER dividends	$(1,591)	Monte Carlo Simulation Model	Equity volatility | Risk-free rate of return | Discount rate	30.0% | 4.7% | 11.5%	30% | 4.7% | 11.5%
Contingent consideration- Mosaic CER units	$(6,037)	Income approach and PWERM Model	Revaluation discount rate | Discount rate	12.0% | 11.5%	12.0% | 11.5%
(a) Prices are weighted based on the UPB of the loans and securities included in the range for each class.

Included within Level 3 assets of $125.1 million as of December 31, 2023, is $9.3 million of quoted or transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value.

The table below presents a summary of changes in fair value for Level 3 assets and liabilities.

	Three Months Ended March 31,
(in thousands)	2024	2023
Loans, net
Beginning balance	$9,348	$9,786
Unrealized gains (losses), net	680	73
Transfer to (from) Level 3	(10,028)	—
Ending balance	$—	$9,859
Loans, held for sale
Beginning balance	—	60,924
Sales / Principal payments	—	(11)
Unrealized gains (losses), net	—	(2,583)
Ending balance	$—	$58,330
Investment in unconsolidated joint ventures
Beginning balance	7,360	8,094
Unrealized gains (losses), net	(191)	(181)
Ending balance	$7,169	$7,913
Contingent consideration
Beginning balance	(7,628)	(28,500)
Sales / Principal payments	—	9,000
Realized gains (losses), net	7,628	—
Unrealized losses (gains), net	—	2,864
Ending balance	$—	$(16,636)
Preferred equity investment (1)
Beginning balance	108,423	108,423
Unrealized gains (losses), net	(1,875)	—
Ending balance	$106,548	$108,423
Total
Beginning balance	117,503	158,727
Sales / Principal payments	—	8,989
Realized gains (losses), net	7,628	—
Unrealized gains (losses), net	(1,386)	173
Transfer to (from) Level 3	(10,028)	—
Ending balance	$113,717	$167,889
(1) Preferred equity investment held through consolidated joint ventures are included in assets of consolidated VIEs on the consolidated balance sheets.

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

	March 31, 2024		December 31, 2023
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Loans, net	$9,743,165	$9,585,442	$10,622,137	$10,380,893
Loans, held for sale	508,946	508,946	—	—
Servicing rights	103,555	116,814	102,837	113,715
Total assets	$10,355,666	$10,211,202	$10,724,974	$10,494,608
Liabilities:
Secured borrowings	2,198,272	2,198,272	2,102,075	2,102,075
Securitized debt obligations of consolidated VIEs, net	4,769,057	4,739,186	5,068,453	5,022,057
Senior secured note, net	345,570	319,102	345,127	317,239
Guaranteed loan financing	814,784	865,630	844,540	889,744
Corporate debt, net	766,084	739,437	764,908	731,104
Total liabilities	$8,893,767	$8,861,627	$9,125,103	$9,062,219

As of both March 31, 2024 and December 31, 2023, other assets and accounts payable and accrued liabilities are not carried at fair value but generally approximate fair value. Further details are presented in Note 18 – Other Assets and Other Liabilities.

Note 8. Servicing rights

The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The Company’s servicing fees are specified by pooling and servicing agreements.

The table below presents information about servicing rights.

	Three Months Ended March 31,
(in thousands)	2024	2023
SBA servicing rights, at amortized cost
Beginning net carrying amount	$29,536	$19,756
Additions due to loans sold, servicing retained	2,677	1,512
Amortization	(855)	(835)
Recovery (impairment)	(15)	1,607
Ending net carrying amount	$31,343	$22,040
Multi-family servicing rights, at amortized cost
Beginning net carrying amount	73,301	67,361
Additions due to loans sold, servicing retained	1,738	3,081
Amortization	(2,827)	(2,531)
Ending net carrying amount	$72,212	$67,911
Total servicing rights, at amortized cost	$103,555	$89,951

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

The table below presents additional information about servicing rights.

	As of March 31, 2024		As of December 31, 2023
(in thousands)	UPB	Carrying Value	UPB	Carrying Value
SBA	$1,289,023	$31,343	$1,208,201	$29,536
Multi-family	5,763,756	72,212	5,689,872	73,301
Total	$7,052,779	$103,555	$6,898,073	$102,837

The table below presents significant assumptions used in the estimated valuation of servicing rights carried at amortized cost.

	March 31, 2024				December 31, 2023
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA servicing rights
Forward prepayment rate	0.0	-	5.2%	5.0%	0.0	-	4.5%	4.4%
Forward default rate	0.0	-	7.2%	6.9%	0.0	-	7.3%	7.0%
Discount rate	12.5	-	22.5%	12.8%	14.4	-	22.9%	14.6%
Servicing expense	0.4	-	0.4%	0.4%	0.4	-	0.4%	0.4%

Multi-family servicing rights
Forward prepayment rate	0.0	-	6.5%	5.5%	0.0	-	6.5%	5.4%
Forward default rate	0.0	-	0.9%	0.6%	0.0	-	0.9%	0.6%
Discount rate	6.0	-	6.0%	6.0%	6.0	-	6.0%	6.0%
Servicing expense	0.0	-	0.8%	0.1%	0.0	-	0.8%	0.1%

Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The table below presents the possible impact of 10% and 20% adverse changes to key assumptions on servicing rights.

(in thousands)	March 31, 2024	December 31, 2023
SBA servicing rights
Forward prepayment rate
Impact of 10% adverse change	$(690)	$(543)
Impact of 20% adverse change	$(1,355)	$(1,069)
Default rate
Impact of 10% adverse change	$(184)	$(165)
Impact of 20% adverse change	$(366)	$(328)
Discount rate
Impact of 10% adverse change	$(1,514)	$(1,530)
Impact of 20% adverse change	$(2,905)	$(2,922)
Servicing expense
Impact of 10% adverse change	$(2,260)	$(2,047)
Impact of 20% adverse change	$(4,520)	$(4,095)
Multi-family servicing rights
Forward prepayment rate
Impact of 10% adverse change	$(481)	$(491)
Impact of 20% adverse change	$(947)	$(965)
Default rate
Impact of 10% adverse change	$(14)	$(14)
Impact of 20% adverse change	$(28)	$(29)
Discount rate
Impact of 10% adverse change	$(2,305)	$(2,320)
Impact of 20% adverse change	$(4,496)	$(4,524)
Servicing expense
Impact of 10% adverse change	$(2,590)	$(2,587)
Impact of 20% adverse change	$(5,180)	$(5,173)

The table below presents estimated future amortization expense for servicing rights.

(in thousands)	March 31, 2024
2024	$11,877
2025	14,078
2026	12,693
2027	11,347
2028	10,140
Thereafter	43,420
Total	$103,555

Note 9. Discontinued operations and assets and liabilities held for sale

In the fourth quarter of 2023, the Board approved a plan to strategically shift the Company’s core focus to LMM commercial real estate lending and government backed small business loans, which contemplates the disposition of assets and liabilities of the Company’s residential mortgage banking activities. Accordingly, the Residential Mortgage Banking segment met the criteria to be classified as held for sale on the consolidated balance sheets, presented as discontinued operations on the consolidated statements of income, and excluded from continuing operations for all periods presented. The Company expects to consummate this transaction in the current year.

The table below presents the assets and liabilities of the Residential Mortgage Banking segment classified as held for sale.

(in thousands)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$10,555	$13,694
Restricted cash	4,970	6,314
Loans, net	2,970	2,778
Loans, held for sale	116,061	133,204
Loans eligible for repurchase from Ginnie Mae	86,004	86,872
Derivative instruments	107	847
Servicing rights(1)	191,228	188,855
Other assets	27,406	22,032
Total Assets	$439,301	$454,596
Liabilities
Secured borrowings	219,166	230,965
Liabilities for loans eligible for repurchase from Ginnie Mae	86,004	86,872
Derivative instruments	—	1,321
Accounts payable and other accrued liabilities	10,805	13,999
Total Liabilities	$315,975	$333,157
(1) Servicing rights are Level 3 assets that had been measured at fair value using the income approach valuation technique. Refer to Note 7- Fair value measurements for further details.

The table below presents the operating results of the Residential Mortgage Banking segment presented as discontinued operations.

	Three Months Ended March 31,
(in thousands)	2024	2023
Interest income	$1,842	$1,605
Interest expense	(2,530)	(1,526)
Net interest income (loss) before provision for loan losses	$(688)	$79
Non-interest income
Residential mortgage banking activities	9,242	9,169
Net unrealized gain (loss) on financial instruments	—	(6,093)
Servicing income, net of amortization and impairment	9,416	9,361
Other income	4	31
Total non-interest income	$18,662	$12,468
Non-interest expense
Employee compensation and benefits	(5,684)	(5,412)
Variable expenses on residential mortgage banking activities	(6,086)	(5,485)
Professional fees	(153)	(174)
Loan servicing expense	(2,329)	(1,808)
Other operating expenses	(1,835)	(1,709)
Total non-interest expense	$(16,087)	$(14,588)
Income (loss) from discontinued operations before provision for income taxes	1,887	(2,041)
Income tax (provision) benefit	(472)	510
Net income (loss) from discontinued operations	$1,415	$(1,531)

Note 10. Secured borrowings

The table below presents certain characteristics of secured borrowings.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	March 31, 2024	December 31, 2023
3	SBA loans	October 2024 - March 2025	SOFR + 2.82% Prime - 0.82%	$250,000	$201,894	$152,988	$117,115
1	LMM loans - USD	February 2025	SOFR + 1.35%	80,000	5,770	5,686	20,729
1	LMM loans - Non-USD (4)	January 2025	EURIBOR + 3.00%	215,926	45,501	41,466	12,079
Total borrowings under credit facilities and other financing agreements				$545,926	$253,165	$200,140	$149,923
9	LMM loans	July 2024 - November 2026	SOFR + 3.20%	4,295,500	2,688,517	1,764,584	1,677,885
1	LMM loans - Non-USD (4)	Matured	EURIBOR + 3.00%	—	—	—	45,031
6	MBS	April 2024 - August 2024	6.95%	233,548	375,953	233,548	229,236
Total borrowings under repurchase agreements				$4,529,048	$3,064,470	$1,998,132	$1,952,152
Total secured borrowings				$5,074,974	$3,317,635	$2,198,272	$2,102,075
(1) Represents the total number of facility lenders.
(2) Current maturity does not reflect extension options available beyond original commitment terms.
(3) Asset class pricing is determined using an index rate plus a weighted average spread.
(4) Non-USD denominated credit facilities and repurchase agreements have been converted into USD for purposes of this disclosure.

In the table above, the agreements governing secured borrowings require maintenance of certain financial and debt covenants. As of both March 31, 2024 and December 31, 2023, certain financing counterparties covenants calculations were amended to exclude the PPPLF from certain covenant calculations. As of both March 31, 2024 and December 31, 2023 the Company was in compliance with all debt and financial covenants.

The table below presents the carrying value of collateral pledged with respect to secured borrowings outstanding.

	Pledged Assets Carrying Value
(in thousands)	March 31, 2024	December 31, 2023
Collateral pledged - borrowings under credit facilities and other financing agreements
Loans, held for sale	$34,013	$43,365
Loans, net	219,152	169,147
Total	$253,165	$212,512
Collateral pledged - borrowings under repurchase agreements
Loans, net	2,103,618	2,560,725
MBS	20,972	20,770
Retained interest in assets of consolidated VIEs	354,981	356,772
Loans, held for sale	402,434	—
Loans, held at fair value	—	9,349
Real estate acquired in settlement of loans	182,465	160,455
Total	$3,064,470	$3,108,071
Total collateral pledged on secured borrowings	$3,317,635	$3,320,583

Note 11. Senior secured notes, and corporate debt, net

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

As of March 31, 2024, the Company was in compliance with all covenants with respect to the Senior Secured Notes.

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

As of March 31, 2024, the Company was in compliance with all covenants with respect to Corporate debt.

The Debt ATM Agreement

On May 20, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”), pursuant to which it may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and the Company. No such sales through the Debt ATM Program were made during the three months ended March 31, 2024 or March 31, 2023, respectively.

The table below presents information about senior secured notes and corporate debt.

(in thousands)	Coupon Rate	Maturity Date	March 31, 2024
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Unamortized deferred financing costs - Senior secured notes			(4,430)
Total Senior secured notes, net			$345,570
Corporate debt principal amount(2)	5.50%	12/30/2028	110,000
Corporate debt principal amount(3)	6.20%	7/30/2026	104,614
Corporate debt principal amount(3)	5.75%	2/15/2026	206,270
Corporate debt principal amount(4)	6.125%	4/30/2025	120,000
Corporate debt principal amount(5)	7.375%	7/31/2027	100,000
Corporate debt principal amount(6)	5.00%	11/15/2026	100,000
Unamortized discount - corporate debt			(6,432)
Unamortized deferred financing costs - corporate debt			(4,618)
Junior subordinated notes principal amount(7)	SOFR + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(8)	SOFR + 3.10%	4/30/2035	21,250
Total corporate debt, net			$766,084
Total carrying amount of debt			$1,111,654
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
(7) Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(8) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.

The table below presents the contractual maturities for senior secured notes and corporate debt.

(in thousands)	March 31, 2024
2024	$—
2025	120,000
2026	760,884
2027	100,000
2028	110,000
Thereafter	36,250
Total contractual amounts	$1,127,134
Unamortized deferred financing costs, discounts, and premiums, net	(15,480)
Total carrying amount of debt	$1,111,654

Note 12. Guaranteed loan financing

Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment in the consolidated balance sheets and the portion sold is recorded as guaranteed loan financing in the liabilities section of the consolidated balance sheets. For these partial loan sales, the interest earned on the entire loan balance is recorded as interest income and the interest earned by the buyer in the partial loan sale is recorded within interest expense in the accompanying consolidated statements of income. Guaranteed loan financings are secured by loans of $815.2 million and $845.0 million as of March 31, 2024 and December 31, 2023, respectively.

The table below presents guaranteed loan financing and the related interest rates and maturity dates.

	Weighted Average	Range of	Range of
(in thousands)	Interest Rate	Interest Rates	Maturities (Years)	Ending Balance
March 31, 2024	9.17%	1.45-10.50%	2024-2048	$814,784
December 31, 2023	9.17%	1.45-10.50%	2023-2048	$844,540

The table below presents the contractual maturities of guaranteed loan financing.

(in thousands)	March 31, 2024
2024	$238
2025	501
2026	2,250
2027	8,345
2028	9,124
Thereafter	794,326
Total	$814,784

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

Consolidated VIEs

The Company consolidates variable interests held in an acquired joint venture investment for which it is the primary beneficiary. The equity held by the remaining owners and their portions of net income (loss) are reflected in stockholders’ equity on the consolidated balance sheets as Non-controlling interests and in the consolidated statements of income as Net income attributable to noncontrolling interests, respectively. As of March 31, 2024 and December 31, 2023, income and expenses on joint venture investments identified as consolidated VIEs were not material.

The table below presents assets and liabilities of consolidated VIEs.

(in thousands)	March 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$9	$671
Restricted cash	44,607	93,240
Loans, net	6,342,684	6,611,325
Loans, held for sale	10,973	—
Preferred equity investment (1)	106,548	108,423
Other assets	87,013	83,486
Total assets	$6,591,834	$6,897,145
Liabilities:
Securitized debt obligations of consolidated VIEs, net	4,769,057	5,068,453
Due to third parties	2,780	2,944
Accounts payable and other accrued liabilities	1	34
Total liabilities	$4,771,838	$5,071,431
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

The table below presents additional information on the Company’s securitized debt obligations.

	March 31, 2024			December 31, 2023
	Current		Weighted	Current		Weighted
	Principal	Carrying	Average	Principal	Carrying	Average
(in thousands)	Balance	value	Interest Rate	Balance	value	Interest Rate
ReadyCap Lending Small Business Trust 2019-2	$27,846	$27,846	8.0%	$32,175	$32,175	7.6%
ReadyCap Lending Small Business Trust 2023-3	118,157	116,059	8.6	121,527	119,308	8.5
Sutherland Commercial Mortgage Trust 2017-SBC6	931	928	5.0	1,550	1,532	5.0
Sutherland Commercial Mortgage Trust 2019-SBC8	101,410	99,936	2.9	105,281	103,733	2.9
Sutherland Commercial Mortgage Trust 2021-SBC10	74,951	73,784	1.6	81,214	79,952	1.6
ReadyCap Commercial Mortgage Trust 2015-2	1,830	1,724	5.1	1,902	1,753	5.1
ReadyCap Commercial Mortgage Trust 2016-3	9,038	8,765	5.3	9,038	8,723	5.2
ReadyCap Commercial Mortgage Trust 2018-4	52,568	50,942	4.6	53,052	51,309	4.5
ReadyCap Commercial Mortgage Trust 2019-5	86,938	82,218	4.9	88,520	83,529	4.7
ReadyCap Commercial Mortgage Trust 2019-6	198,331	194,675	3.4	199,379	195,496	3.4
ReadyCap Commercial Mortgage Trust 2022-7	195,150	188,593	4.2	195,866	188,995	4.2
Ready Capital Mortgage Financing 2021-FL5	223,027	223,027	7.3	273,681	273,623	6.6
Ready Capital Mortgage Financing 2021-FL6	304,519	304,045	6.8	417,782	416,467	6.4
Ready Capital Mortgage Financing 2021-FL7	586,037	584,645	7.1	586,117	583,771	6.7
Ready Capital Mortgage Financing 2022-FL8	791,220	788,790	7.5	808,671	805,220	7.0
Ready Capital Mortgage Financing 2022-FL9	501,751	497,559	8.5	511,622	505,917	8.1
Ready Capital Mortgage Financing 2022-FL10	640,903	634,495	8.2	654,116	646,141	7.8
Ready Capital Mortgage Financing 2023-FL11	456,990	453,033	8.2	473,481	468,307	8.2
Ready Capital Mortgage Financing 2023-FL12	441,496	436,688	8.1	507,646	500,882	8.0
Total	$4,813,093	$4,767,752	7.2%	$5,122,620	$5,066,833	6.9%

The table above excludes non-company sponsored securitized debt obligations of $1.3 million and $1.6 million that are included in the consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.

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

The table below reflects variable interests in identified VIEs for which the Company is not the primary beneficiary.

	Carrying Amount		Maximum Exposure to Loss (1)
(in thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
MBS (2)	$26,716	$26,301	$26,716	$26,301
Investment in unconsolidated joint ventures	132,730	133,321	132,730	133,321
Total assets in unconsolidated VIEs	$159,446	$159,622	$159,446	$159,622
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

	Three Months Ended March 31,
(in thousands)	2024	2023
Interest income
Loans, net
Bridge	$148,273	$160,431
Fixed rate	12,266	13,028
Construction	30,168	12,166
SBA - 7(a)	31,290	14,921
PPP (1)	301	3,007
Other	7,785	8,375
Total loans, net (2)	$230,083	$211,928
Loans, held for sale, at fair value
Fixed rate	—	735
Other	218	7
Total loans, held for sale, at fair value (2)	$218	$742
Investments held to maturity (1)	13	8
Preferred equity investment (2)	1,084	2,168
MBS	956	1,122
Total interest income	$232,354	$215,968
Interest expense
Secured borrowings	(47,638)	(45,220)
PPPLF borrowings (3)	(28)	(164)
Securitized debt obligations of consolidated VIEs	(100,252)	(90,601)
Guaranteed loan financing	(18,508)	(4,872)
Senior secured note	(4,381)	(4,381)
Convertible note	—	(2,188)
Corporate debt	(12,998)	(11,442)
Total interest expense	$(183,805)	$(158,868)
Net interest income before provision for loan losses	$48,549	$57,100
(1) Included in Other assets on the consolidated balance sheets.
(2) Includes interest income on assets in consolidated VIEs.
(3) Included in Other liabilities on the consolidated balance sheets.

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

		March 31, 2024			December 31, 2023
		Notional	Derivative	Derivative	Notional	Derivative	Derivative
(in thousands)	Primary Underlying Risk	Amount	Asset	Liability	Amount	Asset	Liability
Interest Rate Swaps - not designated as hedges(1)	Interest rate risk	$40,500	$10,882	$—	$183,081	$12,349	$—
Interest Rate Swaps - designated as hedges(1)	Interest rate risk	564,620	43,917	—	416,139	24,463	—
FX forwards	Foreign exchange rate risk	65,350	1,011	(593)	39,447	—	(212)
Total		$670,470	$55,810	$(593)	$638,667	$36,812	$(212)
(1) Refer to Note 22 - Offsetting Assets and Liabilities for further details.

The table below presents gains and losses on derivatives.

	Net Realized	Net Unrealized
(in thousands)	Gain (Loss)	Gain (Loss)
Three Months Ended March 31, 2024
Interest rate swaps	$4,392	$6,886
Total	$4,392	$6,886
Three Months Ended March 31, 2023
Interest rate swaps	$3,686	$(8,459)
FX forwards	—	(462)
Total	$3,686	$(8,921)

In the table above:

●	Gains (losses) on interest rate swaps and FX forwards are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of income.
●	For qualifying hedges of interest rate risk on interest rate swaps, the effective portion relating to the unrealized gain (loss) on derivatives are recorded in AOCI.

The table below summarizes the gains and losses on derivatives which have qualified for hedge accounting.

(in thousands)	Derivatives - effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives - effective portion recorded in OCI	Total change in OCI for period
Interest rate swaps
Three Months Ended March 31, 2024	$(283)	$—	$(283)	$5,962	$6,245
Three Months Ended March 31, 2023	$(298)	$—	$(298)	$(4,103)	$(3,805)

In the table above:

●	Forecasted transactions on interest rates consists of benchmark interest rate hedges of SOFR and LIBOR-indexed floating-rate liabilities.
●	Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.
●	Amounts recorded in OCI for the period represents after tax amounts.

Note 16. Real estate owned, held for sale

The table below presents details on the real estate owned, held for sale portfolio.

(in thousands)	March 31, 2024	December 31, 2023
Acquired Portfolio:
Mixed Use	$8,535	$8,535
Multi-family	72,664	73,745
Lodging	5,342	14,010
Residential	23,064	23,064
Office	6,883	6,901
Land	82,507	86,375
Total Acquired REO (1)	$198,995	$212,630
Other REO held for sale:
Office	6,601	5,983
Services	—	1,126
Mixed Use	4,247	4,247
Multi-family	28,139	28,139
Other	1,892	824
Total Other REO	$40,879	$40,319
Total real estate owned, held for sale	$239,874	$252,949
(1) Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Broadmark Merger.

In the table above, Other REO excludes $3.1 million and $1.9 million as of March 31, 2024 and December 31, 2023, respectively, of real estate owned, held for sale within consolidated VIEs.

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

The table below presents the management fee payable to the Manager.

	Three Months Ended March 31,
	2024	2023
Management fee - total	$6.6 million	$5.1 million
Management fee - amount unpaid	$6.6 million	$5.1 million

Incentive distribution. The Manager is entitled to an incentive distribution in an amount equal to the product of (i) 15% and (ii) the excess of (a) core earnings as defined in the partnership agreement (IFCE)) on a rolling four-quarter basis over (b) an amount equal to 8.00% per annum multiplied by the weighted average of the issue price per share of the common stock or OP units multiplied by the weighted average number of shares of common stock outstanding, provided that IFCE over the prior twelve calendar quarters is greater than zero. For purposes of determining the incentive distribution payable to the Manager, incentive fee core earnings (“IFCE”) is defined under the partnership agreement of the operating partnership as GAAP net income (loss) of the Operating Partnership excluding non-cash equity compensation expense, the expenses incurred in connection with the Operating Partnership's formation or continuation, the incentive distribution, real estate depreciation and amortization (to the extent that the Company forecloses on any properties underlying its assets) and any unrealized gains, losses, or other non-cash items recorded in the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the independent directors.

The table below presents the Incentive fee payable to the Manager.

	Three Months Ended March 31,
	2024	2023
Incentive fee distribution - total	$—	$1.7 million
Incentive fee distribution - amount unpaid	$—	$1.7 million

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

The table below presents reimbursable expenses payable to the Manager.

	Three Months Ended March 31,
	2024	2023
Reimbursable expenses payable to Manager - total	$2.8 million	$2.9 million
Reimbursable expenses payable to Manager - amount unpaid	$1.2 million	$1.8 million

Co-Investment with Manager

On July 15, 2022, the Company closed on a $125.0 million commitment to invest into a parallel vehicle, Waterfall Atlas Anchor Feeder, LLC (the “Fund”), a fund managed by the Manager, in exchange for interests in the Fund. In exchange for the Company’s commitment, the Company is entitled to 15% of any carried interest distributions received by the general partner of the Fund such that over the life of the Fund, the Company receives an internal rate of return of 1.5% over the internal rate of return of the Fund. The Fund focuses on commercial real estate equity through the acquisition of distressed and value-add real estate across property types with local operating partners. As of March 31, 2024, the Company has contributed $61.2 million of cash into the Fund for a remaining commitment of $63.8 million.

Note 18. Other assets and other liabilities

The table below presents the composition of other assets and other liabilities.

(in thousands)	March 31, 2024	December 31, 2023
Other assets:
Goodwill	$38,530	$38,530
Deferred loan exit fees	31,530	32,271
Accrued interest	64,439	64,504
Due from servicers	20,348	20,780
Intangible assets	18,072	17,749
Receivable from third party	34,187	36,519
Deferred financing costs	11,910	9,544
Deferred tax asset	21,085	—
Right-of-use lease asset	4,297	2,539
PPP receivables	27,364	34,597
Investments held to maturity	3,446	3,446
Purchased future receivables, net	3,717	9,483
Other	36,847	30,213
Other assets	$315,772	$300,175
Accounts payable and other accrued liabilities:
Accrued salaries, wages and commissions	14,885	33,961
Accrued interest payable	43,601	35,373
Servicing principal and interest payable	7,932	6,249
Deferred tax liability	32,977	32,977
Repair and denial reserve	8,041	6,974
Payable to related parties	6,650	7,038
PPP liabilities	28,494	36,182
Accrued professional fees	4,769	5,354
Lease payable	9,795	8,205
Other	36,752	35,168
Total accounts payable and other accrued liabilities	$193,896	$207,481

In the table above, investments held to maturity was $3.4 million as of both March 31, 2024 and December 31, 2023. As of both March 31, 2024 and December 31, 2023 substantially all of the investments held to maturity consisted of multi-family preferred equities with maturities of one through five years and a weighted average interest rate of 10.0%. The provision for credit losses on held to maturity securities was not material for the three months ended March 31, 2024 or March 31, 2023.

Goodwill

The table below presents the carrying value of goodwill by reportable segment.

(in thousands)	March 31, 2024	December 31, 2023
LMM Commercial Real Estate	$27,324	$27,324
Small Business Lending	11,206	11,206
Total	$38,530	$38,530

Intangible assets

The table below presents information on intangible assets.

(in thousands)	March 31, 2024	December 31, 2023	Estimated Useful Life
Internally developed software to be sold, leased, or marketed	$7,469	$6,795	5 years
Customer Relationships - Red Stone	5,846	5,935	19 years
Trade name - Red Stone	2,500	2,500	Indefinite life
Internally developed software - Knight Capital	1,003	1,161	6 years
SBA license	1,000	1,000	Indefinite life
Trade name - Knight Capital	232	269	6 years
Broker network - Knight Capital	22	89	4.5 years
Total intangible assets	$18,072	$17,749

The amortization expense related to intangible assets was $0.4 million and $0.6 million for the three months ended March 31, 2024 and March 31, 2023, respectively. Such amounts are recorded as other operating expenses in the consolidated statements of income.

The table below presents accumulated amortization for finite-lived intangible assets.

(in thousands)	March 31, 2024
Internally developed software - Knight Capital	$2,797
Internally developed software to be sold, leased, or marketed	1,695
Broker network - Knight Capital	1,178
Customer Relationship - Red Stone	954
Trade name - Knight Capital	648
Total accumulated amortization	$7,272

The table below presents amortization expense related to finite-lived intangible assets for the subsequent five years.

(in thousands)	March 31, 2024
2024	$2,249
2025	2,843
2026	2,191
2027	2,071
2028	1,054
Thereafter	4,164
Total	$14,572

Note 19. Other income and operating expenses

The table below presents the composition of other income and operating expenses.

	Three Months Ended March 31,
(in thousands)	2024	2023
Other income:
Origination income	$2,657	$4,612
Change in repair and denial reserve	(1,207)	(199)
Employee retention credit consulting income	2,491	9,675
Other	11,439	5,764
Total other income	$15,380	$19,852
Other operating expenses:
Origination costs	1,814	1,655
Technology expense	2,593	1,512
Impairment on real estate	16,972	3,418
Rent and property tax expense	2,318	1,068
Recruiting, training and travel expense	707	631
Marketing expense	399	312
Bad debt expense - ERC	1,813	—
Other	3,571	4,013
Total other operating expenses	$30,187	$12,609

Note 20. Redeemable Preferred Stock and Stockholders’ Equity

Common stock dividends

The table below presents dividends declared by the Board on common stock during the last twelve months.

Declaration Date	Record Date	Payment Date	Dividend per Share
March 15, 2023	March 31, 2023	April 28, 2023	$0.40
May 15, 2023	May 30, 2023	June 15, 2023	$0.26
May 15, 2023	June 30, 2023	July 31, 2023	$0.14
September 15, 2023	September 29, 2023	October 31, 2023	$0.36
December 14, 2023	December 29, 2023	January 31, 2024	$0.30
March 15, 2024	March 28, 2024	April 30, 2024	$0.30

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

In 2024, 2023, and 2022, the Company granted 612,262, 413,852, and 327,692, respectively, of time-based RSAs under the 2013 Equity Incentive Plan and the 2023 Equity Incentive Plan to certain key employees. These awards generally vest ratably in equal annual installments over a three-year period based solely on continued employment or service. The Company further granted in these years 126,930, 75,639, and 45,162, respectively, of time-based RSAs and RSUs to directors of the Company, which vest ratably in equal installments quarterly over a one-year period. Directors may elect to receive RSAs or RSUs that have a deferred settlement date of their choosing. Dividends are paid on all above-mentioned time-based awards, vested and non-vested.

Additionally, as part of the Broadmark Merger, the Company assumed the Broadmark RSU Awards outstanding immediately prior to the Effective Time and converted them into 736,666 Company RSUs after applying the Exchange Ratio. The Broadmark RSU Awards have the same terms and conditions as were applicable to them immediately prior to the Effective Time and, accordingly, are not dividend eligible.

The table below summarizes RSU and RSA activity.

	Restricted Stock Units/Awards
(in thousands, except share data)	Number of Shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, December 31, 2023	747,808	$9,888	$13.22
Granted	768,407	6,993	9.10
Vested	(325,918)	(4,110)	12.61
Forfeited	(58,937)	(609)	10.33
Outstanding, March 31, 2024	1,131,360	$12,162	$10.75

During each of the three months ended March 31, 2024 and 2023, the Company recognized $1.9 million of non-cash compensation expense related to its stock-based incentive plan in the consolidated statements of income. As of March 31, 2024 and December 31, 2023, approximately $12.2 million and $9.9 million, respectively, of non-cash compensation expense related to unvested awards had not yet been charged to net income. These costs are expected to be amortized into compensation expense ratably over the course of the remaining vesting periods.

Performance-based equity awards under the 2023 Equity Incentive Plan

2024 performance-based RSUs. In February 2024, the Company granted, to certain key employees, 132,450 performance-based RSUs. Subject to the pre-established metrics achieved during the performance period, the actual number of shares that the key employees receive at the end of the performance period remains at risk and subject to forfeiture. The fair value of the performance-based RSUs is recorded as compensation expense over the performance period and will cliff vest at the end of the performance period, with an offsetting increase in stockholders’ equity.

Performance-based equity awards under the 2013 Equity Incentive Plan

2023 performance-based RSUs. In June 2023, the Company granted, to certain key employees, 222,552 performance-based RSUs which may be earned based on the achievement of performance goals by the end of 2024 in relation to the Broadmark Merger. The awards are allocated 30% to awards that may be earned based on cost savings in 2024 as a percentage of the pre-merger Broadmark expense run rate, 15% to awards that may be earned based on the volume of Broadmark product originated from the time of the merger through the end of 2024, 30% to awards that may be earned based on the generation of incremental liquidity from asset level financing, portfolio run-off, sales or corporate re-levering through the end of 2024, and 25% to awards that may be earned based on distributable return on equity (“ROE”) for 2024. Subject to the level of achievement of these goals during the performance period, the actual number of shares that the key employees receive may range from 0% to 200% of the target award. The fair value of the performance-based RSUs granted is recorded as compensation expense over the performance period and will vest 2/3rds on December 31, 2024, and 1/3rd on December 31, 2025, with an offsetting increase in stockholders’ equity. Any awards earned on December 31, 2024 based on achievement of the applicable performance metrics but vesting on December 31, 2025 will convert into RSAs that are eligible to vest on December 31, 2025 based on the key employee’s continued employment or service through that date.

In February 2023, the Company granted, to certain key employees, 92,451 performance-based RSUs which are allocated 50% to awards that may be earned based on achievement of performance goals related to distributable ROE for the three-year forward-looking period ending December 31, 2025 and 50% to awards that may be earned based on achievement of performance goals related to relative TSR for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the distributable ROE metric and relative TSR achieved during the performance period, the actual number of shares that the key employees receive at the end of the performance period may range from 0% to 200% of the target award. The fair value of the performance-based RSUs is recorded as compensation expense over the performance period and will cliff vest at the end of the three-year performance period, with an offsetting increase in stockholders’ equity.

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

The Company classifies Series C Cumulative Convertible Preferred Stock, or Series C Preferred Stock, on the balance sheets using the guidance in ASC 480‑10‑S99. The Series C Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur, such as a change in control. As of March 31, 2024, the conversion rate was 1.4686 shares of common stock per $25 principal amount of the Series C Preferred Stock, which is equivalent to a conversion price of approximately $17.02 per share of common stock. As redemption under these circumstances is not solely within the Company’s control, the Series C Preferred Stock has been classified as temporary equity. The Company has analyzed whether the conversion features should be bifurcated under the guidance in ASC 815 and has determined that bifurcation is not necessary.

The table below presents details on preferred equity by series.

			Preferential Cash Dividends			Carrying Value (in thousands)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference	Rate per Annum	Annual Dividend (per share)	March 31, 2024
C	335	0.0001	$25.00	6.25%	$1.56	$8,361
E	4,600	0.0001	$25.00	6.50%	$1.63	$111,378

In the table above,

●	Shareholders are entitled to receive dividends, when and as authorized by the Board, out of funds legally available for the payment of dividends. Dividends for Series C Preferred Stock are payable quarterly on the 15th day of January, April, July and October of each year or if not a business day, the next succeeding business day. Dividends for Series E preferred stock are payable quarterly on or about the last day of each January, April, July and October of each year. Any dividend payable on the preferred stock for any partial dividend period will be computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends will be payable in arrears to holders of record as they appear on the Company’s records at the close of business on the last day of each of March, June, September and December, as the case may be, immediately preceding the applicable dividend payment date.

●	The Company declared dividends of $0.1 million and $1.9 million on its Series C Preferred Stock and Series E Preferred Stock, respectively, during the three months ended March 31, 2024. The dividends were paid on April 15, 2024 for Series C Preferred Stock and on April 30, 2024 for Series E Preferred Stock to the holders of record as of the close of business on March 28, 2024.

●	The Company may, at its option, redeem the Series E Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. Series E Preferred Stock is not redeemable prior to June 10, 2026, except under certain conditions.

Public and Private Warrants

As part of the Broadmark Merger, the Company assumed public and private placement warrants that represented the right to purchase shares of Broadmark Common Stock. As of March 31, 2024, there were 41.7 million public warrants outstanding, each representing the right to purchase 0.1180825 shares of our common stock, and 5.2 million private placement warrants outstanding, each representing the right to purchase 0.47233 shares of common stock. In the aggregate, the Company has outstanding warrants to purchase approximately 7.4 million shares of common stock at a price of $24.34 per whole share. Settlement of outstanding warrants will be in shares of common stock, unless the Company elects (solely in the Company’s discretion) to settle warrants the Company has called for redemption in cash, and subject to customary adjustment in the event of business combinations and certain tender offers. Unless earlier redeemed, the public warrants will expire on November 19, 2024.

The liability for the private placement warrants was less than $0.1 million as of March 31, 2024 and is included in accounts payable and other accrued liabilities in the consolidated balance sheets.

Equity ATM Program

On July 9, 2021, the Company entered into an Equity Distribution Agreement, as amended on March 8, 2022 (the “Equity Distribution Agreement”), with JMP Securities LLC (the “Sales Agent”), pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $150 million, through the Sales Agent either as agent or principal (the “Equity ATM Program”). The Company made no such sales through the Equity ATM Program during the three months ended March 31, 2024 or March 31, 2023. As of March 31, 2024, shares representing approximately $78.4 million remain available for sale under the Equity ATM Program.

Note 21. Earnings per Share of Common Stock

The table below provides information on the basic and diluted EPS computations, including the number of shares of common stock used for purposes of these computations.

	Three Months Ended March 31,
(in thousands, except for share and per share amounts)	2024	2023
Basic Earnings
Net income (loss) from continuing operations	$(75,582)	$38,509
Less: Income attributable to non-controlling interest	117	1,835
Less: Income attributable to participating shares	2,335	2,371
Basic earnings - continuing operations	$(78,034)	$34,303
Basic earnings - discontinued operations	$1,415	$(1,531)

Diluted Earnings
Net income (loss) from continuing operations	(75,582)	38,509
Less: Income attributable to non-controlling interest	117	1,835
Less: Income attributable to participating shares	2,335	2,371
Add: Expenses attributable to dilutive instruments	131	2,319
Diluted earnings - continuing operations	$(77,903)	$36,622
Diluted earnings - discontinued operations	$1,415	$(1,531)

Number of Shares
Basic — Average shares outstanding	172,032,866	110,672,939
Effect of dilutive securities — Unvested participating shares	1,071,549	10,352,970
Diluted — Average shares outstanding	173,104,415	121,025,909

EPS Attributable to RC Common Stockholders:
Basic - continuing operations	$(0.45)	$0.31
Basic - discontinued operations	$0.01	$(0.01)
Basic - total	$(0.44)	$0.30

Diluted - continuing operations	$(0.45)	$0.30
Diluted - discontinued operations	$0.01	$(0.01)
Diluted - total	$(0.44)	$0.29

In the table above, participating unvested RSUs were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

Certain investors own OP units in the operating partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the operating partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company’s option, calculated as follows: one share of the Company’s common stock, or cash equal to the fair value of a share of the Company’s common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company’s equity is increased. As of March 31, 2024 and December 31, 2023, the non-controlling interest OP unit holders owned 1,240,582 and 1,330,582 OP units, respectively.

Note 22. Offsetting assets and liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default, including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of March 31, 2024 and December 31, 2023, the Company was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.

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

In accordance with ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, the Company is required to disclose the impact of offsetting of assets and liabilities represented in the consolidated balance sheets to enable users of the consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c) the Company intends to offset, and (d) the Company’s right of offset is enforceable at law. As of March 31, 2024 and December 31, 2023, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the consolidated balances sheets.

The table below presents the gross fair value of derivative contracts by product type, Paycheck Protection Program Liquidity Facility borrowings and secured borrowings, the amount of netting reflected in the consolidated balance sheets, as well as the amount not offset in the consolidated balance sheets as they do not meet the enforceable credit support criteria for netting under U.S. GAAP.

				Gross amounts not offset in the Consolidated Balance Sheets(1)
(in thousands)	Gross amounts of Assets / Liabilities	Gross amounts offset	Balance in Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received / Paid	Net Amount
March 31, 2024
Assets
FX forwards	$1,011	$—	$1,011	$—	$—	$1,011
Interest rate swaps	54,799	40,362	14,437	—	—	14,437
Total	$55,810	$40,362	$15,448	$—	$—	$15,448
Liabilities
FX forwards	593	—	593	—	—	593
Secured borrowings	2,198,272	—	2,198,272	2,198,272	—	—
PPPLF	28,348	—	28,348	27,364	—	984
Total	$2,227,213	$—	$2,227,213	$2,225,636	$—	$1,577
December 31, 2023
Assets
Interest rate swaps	36,812	34,408	2,404	—	—	2,404
Total	$36,812	$34,408	$2,404	$—	$—	$2,404
Liabilities
FX forwards	212	—	212	—	—	212
Secured borrowings	2,102,075	—	2,102,075	2,102,075	—	—
PPPLF	36,036	—	36,036	34,596	—	1,440
Total	$2,138,323	$—	$2,138,323	$2,136,671	$—	$1,652
(1)	Amounts presented in these columns are limited in total to the net amount of assets or liabilities presented in the prior column by instrument. In certain cases, there is excess cash collateral or financial assets the Company has pledged to a counterparty that exceed the financial liabilities subject to a master netting repurchase arrangement or similar agreement. Additionally, in certain cases, counterparties may have pledged excess cash collateral to the Company that exceeds the Company’s corresponding financial assets. In each case, any of these excess amounts are excluded from the table although they are separately reported in the Company’s consolidated balance sheets as assets or liabilities, respectively.

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

Unfunded Loan Commitments

The table below presents unfunded loan commitments.

(in thousands)	March 31, 2024	December 31, 2023
Loans, net	$566,488	$745,782
Loans, held for sale	$133,990	$19,327
Preferred equity investment	$279	$436

Note 25. Income Taxes

The Company is a REIT pursuant to Internal Revenue Code Section 856. Qualification as a REIT depends on the Company’s ability to meet various requirements imposed by the Internal Revenue Code, which relate to its organizational structure, diversity of stock ownership and certain requirements with regard to the nature of its assets and the sources of its income. As a REIT, the Company generally must distribute annually dividends equal to at least 90% of its net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to earnings that are distributed. To the extent the Company satisfies this distribution requirement but distributes less than 100% of its net taxable income, it will be subject to U.S. federal income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount paid to stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if the Company qualifies as a REIT, it may be subject to certain U.S. federal income and excise taxes and state and local taxes on its income and assets. If the Company fails to maintain its qualification as a REIT for any taxable year, it may be subject to material penalties as well as federal, state and local income tax on its taxable income at regular corporate rates and it would not be able to qualify as a REIT for the subsequent four taxable years. As of March 31, 2024 and December 31, 2023, the Company was in compliance with all REIT requirements.

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

The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2023, the Company recorded net deferred tax assets of $21.1 million as a result of the acquisition of Broadmark taxable REIT subsidiary. A full valuation allowance was recorded against these deferred tax assets at year-end as it was more likely than not that these assets would not be realized. In the three months ended March 31, 2024, the Company completed a reorganization which will allow the Company to recover the deferred tax assets recorded, and as such, the valuation allowance was released in the first quarter.

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

Corporate- Other

Corporate - Other consists primarily of unallocated activities including interest expense relating to senior secured notes, allocated employee compensation from the Manager, management and incentive fees paid to the Manager and other general corporate overhead expenses.

Results of business segments and all other. The tables below present reportable business segments, along with remaining unallocated amounts recorded within Corporate- Other.

	Three Months Ended March 31, 2024
		Small
	LMM Commercial	Business	Corporate-
(in thousands)	Real Estate	Lending	Other	Consolidated
Interest income	$200,763	$31,591	$—	$232,354
Interest expense	(158,885)	(24,920)	—	(183,805)
Net interest income before recovery of (provision for) loan losses	$41,878	$6,671	$—	$48,549
Recovery of (provision) for loan losses	30,755	(4,211)	—	26,544
Net interest income after recovery of (provision for) loan losses	$72,633	$2,460	$—	$75,093
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	5,755	13,113	—	18,868
Net unrealized gain (loss) on financial instruments	2,986	1,646	—	4,632
Valuation allowance, loans held for sale	(146,180)	—	—	(146,180)
Servicing income, net	1,298	2,460	—	3,758
Income on purchased future receivables, net	—	446	—	446
Income on unconsolidated joint ventures	468	—	—	468
Other income	12,727	2,653	—	15,380
Total non-interest income	$(122,946)	$20,318	$—	$(102,628)
Non-interest expense
Employee compensation and benefits	(7,476)	(9,292)	(1,646)	(18,414)
Allocated employee compensation and benefits from related party	(250)	—	(2,250)	(2,500)
Professional fees	(1,641)	(3,215)	(2,209)	(7,065)
Management fees – related party	—	—	(6,648)	(6,648)
Loan servicing expense	(12,547)	(247)	—	(12,794)
Transaction related expenses	—	—	(650)	(650)
Other operating expenses	(21,534)	(5,353)	(3,300)	(30,187)
Total non-interest expense	$(43,448)	$(18,107)	$(16,703)	$(78,258)
Income before provision for income taxes	$(93,761)	$4,671	$(16,703)	$(105,793)
Total assets	$9,905,732	$1,357,398	$341,101	$11,604,231

	Three Months Ended March 31, 2023
		Small
	LMM Commercial	Business	Corporate-
(in thousands)	Real Estate	Lending	Other	Consolidated
Interest income	$198,039	$17,929	$—	$215,968
Interest expense	(149,494)	(9,374)	—	(158,868)
Net interest income before recovery of (provision for) loan losses	$48,545	$8,555	$—	$57,100
Recovery of (provision for) loan losses	8,129	(1,395)	—	6,734
Net interest income after recovery of (provision for) loan losses	$56,674	$7,160	$—	$63,834
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	4,825	6,750	—	11,575
Net unrealized gain (loss) on financial instruments	(6,111)	476	—	(5,635)
Servicing income, net	1,093	3,549	—	4,642
Income on purchased future receivables, net	—	540	—	540
Income on unconsolidated joint ventures	656	—	—	656
Other income	9,093	10,428	331	19,852
Total non-interest income	$9,556	$21,743	$331	$31,630
Non-interest expense
Employee compensation and benefits	(6,206)	(11,275)	(2,246)	(19,727)
Allocated employee compensation and benefits from related party	(232)	—	(2,094)	(2,326)
Professional fees	(981)	(1,625)	(2,937)	(5,543)
Management fees – related party	—	—	(5,081)	(5,081)
Incentive fees – related party	—	—	(1,720)	(1,720)
Loan servicing expense	(8,058)	(97)	—	(8,155)
Transaction related expenses	—	—	(893)	(893)
Other operating expenses	(6,733)	(4,094)	(1,782)	(12,609)
Total non-interest expense	$(22,210)	$(17,091)	$(16,753)	$(56,054)
Income (loss) before provision for income taxes	$44,020	$11,812	$(16,422)	$39,410
Total assets	$10,184,788	$791,394	$104,601	$11,080,783

Note 27. Subsequent events

On April 12, 2024, the Company, through its indirect wholly-owned subsidiaries, entered into a credit agreement which provides for a delayed draw term loan to the Company in an aggregate principal amount not to exceed $115.25 million (the “Term Loan”). The Term Loan may be drawn at any time on or prior to January 12, 2025, subject to the satisfaction of customary conditions. The Company borrowed $75.0 million on April 12, 2024 in connection with the initial closing of the credit agreement.

The scheduled maturity date of the Term Loan is April 12, 2029. The Term Loan bears interest on the outstanding principal amount thereof at a rate equal to (a) SOFR plus 5.50% per annum or (b) base rate plus 4.50% per annum; provided that if at any time the Term Loan is rated below investment grade, the interest rate shall increase to (x) SOFR plus 6.50% per annum or (y) base rate plus 5.50% per annum until the rating is no longer below investment grade. In connection with the entry into the credit agreement, the Company also agreed to pay certain upfront fees on the initial borrowing date. The Company will also pay, with respect to any unused portion of the Term Loan, a commitment fee of 1.00% per annum.

During April 2024, the Company acquired approximately 1.6 million shares of the Company’s common stock, $0.0001 par value per share, at an average price of $8.57 per share through the Company’s stock repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except where the context suggests otherwise, the terms “Company,” “we,” “us” and “our” refer to Ready Capital Corporation and its subsidiaries. We make forward-looking statements in this Quarterly Report on Form 10-Q (the “Form 10-Q”) within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Forward-looking statements contained in this Form 10-Q reflect our current views about future events and are inherently subject to substantial risks and uncertainties, many of which are difficult to predict and beyond our control, that may cause our actual results to materially differ. These forward-looking statements include information about possible or assumed future results of our operations, financial condition, liquidity, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or other comparable terminology, we intend to identify forward-looking statements, although not all forward-looking statements may contain such words. Statements regarding the following subjects, among others, may be forward-looking, and the occurrence of events impacting these subjects, or otherwise impacting our business, may cause our financial condition, liquidity and consolidated results of operations to vary materially from those expressed in, or implied by, any such forward-looking statements:

●	our investment objectives and business strategy;

●	our ability to borrow funds or otherwise raise capital on favorable terms;

●	our expected leverage;

●	our expected investments;

●	estimates or statements relating to, and our ability to make, future distributions;

●	projected capital and operating expenditures;

●	availability of qualified personnel;

●	prepayment rates;

●	projected default rates;

●	increased rates of default and/or decreased recovery rates on our investments;

●	changes in interest rates, interest rate spreads, the yield curve or prepayment rates;

●	the impact of inflation on our business;

●	changes in prepayments of our assets;

●	our ability to achieve the expected synergies, cost savings and other benefits from the acquisition of Broadmark Realty Capital Inc. (“Broadmark”), a specialty real estate finance company that specialized in originating and servicing residential and commercial construction loans;

●	risks associated with achieving expected synergies, cost savings and other benefits from acquisitions and our increased scale;

●	risks related to integrating a construction lending platform into our existing operations and the origination and ownership of construction loans, which are subject to additional risks as compared to loans secured by existing structures or land, following the Broadmark Merger;

●	risks associated with the divestiture of our Residential Mortgage Banking segment;

●	market, industry and economic trends;

●	our ability to compete in the marketplace;

●	the availability of attractive risk-adjusted investment opportunities in lower-to-middle-market commercial real estate loans (“LMM”), loans guaranteed by the U.S. Small Business Administration (the “SBA”) under its Section 7(a) loan program (the “SBA Section 7(a) Program”), mortgage backed securities (“MBS”), residential mortgage loans and other real estate-related investments that satisfy our investment objectives and strategies;

●	general volatility of the capital markets;

●	changes in our investment objectives and business strategy;

●	the availability, terms and deployment of capital;

●	the availability of suitable investment opportunities;

●	market developments and actions recently taken and which may be taken by the U.S. Government, the U.S. Department of the Treasury (“Treasury”) and the Board of Governors of the Federal Reserve System, the Federal Depositary Insurance Corporation, the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”), Federal Housing Administration (“FHA”) Mortgagee, U.S. Department of Agriculture (“USDA”), U.S. Department of Veterans Affairs (“VA”) and the U.S. Securities and Exchange Commission (“SEC”);

●	applicable regulatory changes;

●	changes in our assets, interest rates or the general economy;

●	mortgage loan modification programs and future legislative actions;

●	our ability to maintain our qualification as a real estate investment trust (“REIT”) and limitations on our business as a result of our qualifications as a REIT;

●	our ability to maintain our exemption from qualification under the Investment Company Act of 1940, as amended (the “1940 Act”);

●	factors described in our annual report on Form 10-K, including those set forth under the captions “Risk Factors” and “Business”;

●	our dependence on our external advisor, Waterfall Asset Management, LLC (“Waterfall” or the “Manager”), and our ability to find a suitable replacement if we or Waterfall were to terminate the management agreement we have entered into with Waterfall (the “management agreement”);

●	the degree and nature of our competition, including competition for LMM loans, MBS, residential mortgage loans, construction loans and other real estate-related investments that satisfy our investment objectives and strategies;

●	geopolitical events such as acts of terrorism, war or other military conflict, and the related impact on macroeconomic conditions;

●	the impact of pandemics and epidemics, such as the coronavirus (“COVID-19”) pandemic, on our business and operations, financial condition, results of operations, liquidity and capital resources; and

●	the impact of pandemics or epidemics on our borrowers, the real estate industry and global markets.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and we caution readers not to place undue reliance on any forward-looking statements. These forward-looking statements apply only as of the date of this Form 10-Q. We are not obligated, and do not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law. Refer to Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K.

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

The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and accompanying Notes included in Part I, Item 1, “Financial Statements,” of this Form 10-Q and with Items 6, 7, 8, and 9A of our annual report on Form 10-K. Refer to “Forward-Looking Statements” in this Form 10-Q and in our annual report on Form 10-K and “Critical Accounting Estimates” in our annual report on Form 10-K for certain other factors that may cause actual results to differ, materially, from those anticipated in the forward-looking statements included in this Form 10-Q.

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

Our Residential Mortgage Banking segment meets the criteria to be classified as held for sale and presented as a discontinued operation. For all periods presented, the operating results for these operations have been removed from continuing operations. The MD&A has been adjusted to exclude discontinued operations unless otherwise noted. We report our activities in the following two operating segments:

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

We are organized and conduct our operations to qualify as a REIT under the Code. To qualify as a REIT, we are required to annually distribute substantially all of our net taxable income, excluding capital gain, to stockholders. To the extent that we do not distribute all of our net capital gain, or distribute at least 90%, but less than 100%, of our REIT taxable income, as adjusted, we will be required to pay U.S. federal corporate income tax on the undistributed income. We are organized in a traditional UpREIT format pursuant to which we serve as the general partner of, and conduct substantially all of our business through, our operating partnership. We also intend to operate our business in a manner that will permit us to be excluded from registration as an investment company under the 1940 Act.

For additional information on our business, refer to Part I, Item 1, “Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”).

Broadmark Acquisition. On May 31, 2023, the Company, Broadmark Realty Capital Inc., a Maryland corporation (“Broadmark”), and RCC Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Ready Capital (“RCC Merger Sub”), completed a merger (such transaction, the “Broadmark Merger”) in which Broadmark merged with and into RCC Merger Sub, with RCC Merger Sub remaining as a wholly owned subsidiary of the Company. As a result of the Broadmark Merger, the number of directors on the Company's board of directors (the “Board”) increased by three members, from nine to twelve, with the three additional directors each having served on the board of directors of Broadmark immediately prior to the effective time of the Broadmark Merger. The Broadmark Merger further diversified our business by expanding on our residential and commercial construction lending platforms. Refer to Notes 1 and 5, included in Part I, Item 1, “Financial Statements,” of this Form 10-Q, for more information about the Broadmark Merger and the assets acquired and liabilities assumed as a result of the Broadmark Merger.

Factors Impacting Operating Results

We expect that our results of operations will be affected by a number of factors and will primarily depend on the level of interest income from our assets, the market value of our assets and the supply of, and demand for, LMM loans, SBA loans, construction loans, MBS and other assets we may acquire in the future, demand for housing, population trends, construction costs, the availability of alternative real estate financing from other lenders and the financing and other costs associated with our business. These factors may have an impact on our ability to originate new loans or the performance of our existing loan portfolio. Our net investment income, which includes the amortization of purchase premiums and accretion of purchase discounts, varies primarily as a result of changes in market interest rates, the rate at which our distressed assets are liquidated and the prepayment speed of our performing assets. Interest rates and prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by our available borrowing capacity, conditions in the financial markets, credit losses in excess of initial estimates or unanticipated credit events experienced by borrowers whose loans are held directly by us or are included in our MBS. Difficult market conditions as well as inflation, energy costs, geopolitical issues, health epidemics and outbreaks of contagious diseases, unemployment and the availability and cost of credit are factors which could also impact our operating results.

Changes in Market Interest Rates. We own and expect to acquire or originate fixed rate mortgages and floating rate mortgages with maturities ranging from two to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in two to 10 years. Fixed rate mortgage loans bear interest that is fixed for the term of the loan and we typically utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with such fixed rate mortgages. As of March 31, 2024, 73% of fixed rate loans are match funded in securitization. Floating rate mortgage loans generally have an adjustable interest rate equal to the sum of a fixed spread plus an index rate, such as the Secured Overnight Financing Rate (“SOFR”), which typically resets monthly. As of March 31, 2024, approximately 82% of the loans in our portfolio were floating rate mortgages, and 18% were fixed rate mortgages, based on UPB.

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

Current market conditions. The first quarter was generally characterized by persisting macroeconomic concerns including uncertainty about the commercial real estate sector, inflation, interest rates, and geopolitical tensions. Although the full impact of these changes remains uncertain and difficult to predict, concerns and uncertainties about the economic outlook may adversely impact our financial condition, results of operations and cash flows.

Results of Operations

Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared per share, distributable earnings, return on equity, and net book value per share. As further described below, distributable earnings is a measure that is not prepared in accordance with GAAP. We use distributable earnings to evaluate our performance and determine dividends, excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations. Refer to “—Non-GAAP Financial Measures” below for a reconciliation of net income to distributable earnings.

The table below sets forth certain information on our operating results.

	Three Months Ended March 31,
($ in thousands, except share data)	2024	2023
Net Income (loss) from continuing operations	$(75,582)	$38,509
Earnings per common share from continuing operations - basic	$(0.45)	$0.31
Earnings per common share from continuing operations - diluted	$(0.45)	$0.30
Distributable earnings	$53,976	$38,149
Distributable earnings per common share - basic	$0.29	$0.31
Distributable earnings per common share - diluted	$0.29	$0.30
Dividends declared per common share	$0.30	$0.40
Dividend yield (1)	13.1%	15.7%
Return on equity from continuing operations	(13.3)%	9.4%
Distributable return on equity	8.6%	8.5%
Book value per common share	$13.44	$15.07
(1) Dividend yield is based on the respective period end closing share price.

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

The table below presents information on our investment portfolio originations and acquisitions (based on fully committed amounts).

	Three Months Ended March 31,
(in thousands)	2024	2023
Loan originations:
LMM loans	$259,676	$410,516
SBA loans	197,159	92,296
Total loan investment activity	$456,835	$502,812

Balance Sheet Analysis and Metrics

(in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
Assets
Cash and cash equivalents	$166,004	$138,532	$27,472	19.8%
Restricted cash	24,915	30,063	(5,148)	(17.1)
Loans, net (including $0 and $9,348 held at fair value)	3,400,481	4,020,160	(619,679)	(15.4)
Loans, held for sale (net of valuation allowance of $146,180 and $0)	584,072	81,599	502,473	615.8
Mortgage-backed securities	29,546	27,436	2,110	7.7
Investment in unconsolidated joint ventures (including $7,169 and $7,360 held at fair value)	132,730	133,321	(591)	(0.4)
Derivative instruments	15,448	2,404	13,044	542.6
Servicing rights	103,555	102,837	718	0.7
Real estate owned, held for sale	239,874	252,949	(13,075)	(5.2)
Other assets	315,772	300,175	15,597	5.2
Assets of consolidated VIEs	6,591,834	6,897,145	(305,311)	(4.4)
Assets held for sale	439,301	454,596	(15,295)	(3.4)
Total Assets	$12,043,532	$12,441,217	$(397,685)	(3.2)%
Liabilities
Secured borrowings	2,198,272	2,102,075	96,197	4.6
Securitized debt obligations of consolidated VIEs, net	4,769,057	5,068,453	(299,396)	(5.9)
Senior secured notes, net	345,570	345,127	443	0.1
Corporate debt, net	766,084	764,908	1,176	0.2
Guaranteed loan financing	814,784	844,540	(29,756)	(3.5)
Contingent consideration	—	7,628	(7,628)	(100.0)
Derivative instruments	593	212	381	179.7
Dividends payable	53,908	54,289	(381)	(0.7)
Loan participations sold	73,749	62,944	10,805	17.2
Due to third parties	3,401	3,641	(240)	(6.6)
Accounts payable and other accrued liabilities	193,896	207,481	(13,585)	(6.5)
Liabilities held for sale	315,975	333,157	(17,182)	(5.2)
Total Liabilities	$9,535,289	$9,794,455	$(259,166)	(2.6)%
Preferred stock Series C, liquidation preference $25.00 per share	8,361	8,361	—	—

Commitments & contingencies

Stockholders’ Equity
Preferred stock Series E liquidation preference $25.00 per share	111,378	111,378	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 170,445,333 and 172,276,105 shares issued and outstanding, respectively	17	17	—	—
Additional paid-in capital	2,307,303	2,321,989	(14,686)	(0.6)
Retained earnings (deficit)	(3,546)	124,413	(127,959)	(102.9)
Accumulated other comprehensive loss	(12,335)	(17,860)	5,525	30.9
Total Ready Capital Corporation equity	2,402,817	2,539,937	(137,120)	(5.4)
Non-controlling interests	97,065	98,464	(1,399)	(1.4)
Total Stockholders’ Equity	$2,499,882	$2,638,401	$(138,519)	(5.3)%
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$12,043,532	$12,441,217	$(397,685)	(3.2)%

As of March 31, 2024, total assets in our consolidated balance sheet were $12.0 billion, a decrease of $398 million from December 31, 2023, primarily reflecting a decrease in Loans, net and Assets of consolidated VIEs, partially offset by an increase in Loans, held for sale. Loans, net decreased $620 million, primarily due to loans transferred to Loans, held for sale. Assets of consolidated VIEs decreased $305 million, due to paydowns on securitized loans. Loans, held for sale increased $502 million, primarily due to loans transferred from Loans, net.

As of March 31, 2024, total liabilities in our consolidated balance sheet were $9.5 billion, a decrease of $259 million from December 31, 2023, primarily reflecting a decrease in Securitized debt obligations of consolidated VIEs, net, partially offset by an increase in Secured borrowings. Securitized debt obligations of consolidated VIEs, net decreased $299 million due to paydowns on securitized loans. Secured borrowings increased $96 million due to increased borrowings on originations of loans, partially offset by payments.

As of March 31, 2024, total stockholders’ equity was $2.5 billion, a decrease of $139 million from December 31, 2023, primarily due to common stock repurchased through the Company’s share repurchase program.

Selected Balance Sheet Information by Business Segment. The table below presents certain selected balance sheet data by each of our two business segments, with the remaining amounts reflected in Corporate –Other.

(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
March 31, 2024
Assets
Loans, net	$8,597,503	$1,213,085	$9,810,588
Loans, held for sale	521,026	74,019	595,045
MBS	29,546	—	29,546
Investment in unconsolidated joint ventures	132,730	—	132,730
Servicing rights	72,212	31,343	103,555
Real estate owned, held for sale	243,023	—	243,023

Liabilities
Secured borrowings	2,045,283	152,989	2,198,272
Securitized debt obligations of consolidated VIEs	4,625,152	143,905	4,769,057
Senior secured notes, net	332,019	13,551	345,570
Corporate debt, net	766,084	—	766,084
Guaranteed loan financing	—	814,784	814,784
Loan participations sold	73,749	—	73,749

In the table above,

●	Loans, net includes assets of consolidated VIEs and excludes allowance for loan losses.
●	Loans, held for sale includes assets of consolidated VIEs, net of valuation allowance.
●	Real estate owned, held for sale includes assets of consolidated VIEs.

Income Statement Analysis and Metrics

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change
Interest income
LMM commercial real estate	$200,763	$198,039	$2,724
Small business lending	31,591	17,929	13,662
Total interest income	$232,354	$215,968	$16,386
Interest expense
LMM commercial real estate	(158,885)	(149,494)	(9,391)
Small business lending	(24,920)	(9,374)	(15,546)
Total interest expense	$(183,805)	$(158,868)	$(24,937)
Net interest income before recovery of loan losses	$48,549	$57,100	$(8,551)
Recovery of (provision for) loan losses
LMM commercial real estate	30,755	8,129	22,626
Small business lending	(4,211)	(1,395)	(2,816)
Total recovery of loan losses	$26,544	$6,734	$19,810
Net interest income after recovery of loan losses	$75,093	$63,834	$11,259
Non-interest income (loss)
LMM commercial real estate	(122,946)	9,556	(132,502)
Small business lending	20,318	21,743	(1,425)
Corporate - other	—	331	(331)
Total non-interest income (loss)	$(102,628)	$31,630	$(134,258)
Non-interest expense
LMM commercial real estate	(43,448)	(22,210)	(21,238)
Small business lending	(18,107)	(17,091)	(1,016)
Corporate - other	(16,703)	(16,753)	50
Total non-interest expense	$(78,258)	$(56,054)	$(22,204)
Net income (loss) before provision for income taxes
LMM commercial real estate	(93,761)	44,020	(137,781)
Small business lending	4,671	11,812	(7,141)
Corporate - other	(16,703)	(16,422)	(281)
Total net income (loss) before provision for income taxes	$(105,793)	$39,410	$(145,203)

Results of Operations – Supplemental Information. Realized and unrealized gains (losses) on financial instruments are recorded in the consolidated statements of income and classified based on the nature of the underlying asset or liability.

The table below presents the components of realized and unrealized gains (losses) on financial instruments.

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change
Realized gain (loss) on financial instruments
Realized gain on loans - Freddie Mac and CMBS	$347	$252	$95
Creation of MSRs - Freddie Mac	278	224	54
Realized gain on loans - SBA	10,435	5,239	5,196
Creation of MSRs - SBA	2,683	1,511	1,172
Creation of MSRs - Red Stone	1,455	2,858	(1,403)
Realized gain on derivatives	4,392	3,686	706
Realized loss on MBS	(12)	—	(12)
Net realized gain (loss) - all other	(710)	(2,195)	1,485
Net realized gain (loss) on financial instruments	$18,868	$11,575	$7,293
Unrealized gain (loss) on financial instruments
Unrealized loss on loans - Freddie Mac and CMBS	(141)	(2,668)	2,527
Unrealized gain on loans - SBA	1,645	474	1,171
Unrealized gain (loss) on derivatives	376	(3,537)	3,913
Unrealized gain on MBS	1,786	210	1,576
Net unrealized gain (loss) - all other	966	(114)	1,080
Net unrealized gain (loss) on financial instruments	$4,632	$(5,635)	$10,267

LMM Commercial Real Estate Segment Results.

Q1 2024 versus Q1 2023. Interest income of $200.8 million represented an increase of $2.7 million, primarily due to increased loan balances and increases in interest rates. Interest expense of $158.9 million represented an increase of $9.4 million, driven by increases in interest rates. Recovery of loan losses of $30.8 million represented an increase of $22.6 million, primarily due to loans transferred to Loans, held for sale. Non-interest loss of $122.9 million represented an increase of $132.5 million, primarily due to the valuation allowance related to the transfer of Loans, net to Loans, held for sale. Non-interest expense of $43.4 million represented an increase of $21.2 million, due to an increase in charge-offs of real estate acquired in settlement of loans.

Small Business Lending Segment Results.

Q1 2024 versus Q1 2023. Interest income of $31.6 million represented an increase of $13.7 million, primarily due to increases in interest rates. Interest expense of $24.9 million represented an increase of $15.5 million, driven by increases in interest rates. Provision for loan losses of $4.2 million represented an increase of $2.8 million, due to changes in the forecasted macroeconomic inputs for reserve modeling and an increase in specific loan reserves. Non-interest income of $20.3 million represented a decrease of $1.4 million, primarily due to a decrease in servicing income and employee tax credit consulting income, partially offset by net realized and unrealized gains on financial instruments. Non-interest expense of $18.1 million represented an increase of $1.0 million, due to an increase in professional fees and other operating expenses related to employee tax credit consulting income, partially offset by a decrease in employee compensation and benefits.

Corporate – Other.

Q1 2024 versus Q1 2023. Non-interest expense of $16.7 million was essentially unchanged from the respective prior year period.

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
iv)	any unrealized change in current expected credit loss reserve and valuation allowances
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

The table below presents a reconciliation of net income to distributable earnings.

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change
Net Income (loss)	$(74,167)	$36,978	$(111,145)
Reconciling items:
Unrealized loss on MSR - discontinued operations	—	6,093	(6,093)
Unrealized gain on joint ventures	(35)	—	(35)
Decrease in CECL reserve	(32,181)	(7,321)	(24,860)
Increase in valuation allowance	146,180	—	146,180
Non-recurring REO impairment	15,512	—	15,512
Non-cash compensation	1,877	1,853	24
Merger transaction costs and other non-recurring expenses	1,931	1,733	198
Total reconciling items	$133,284	$2,358	$130,926
Income tax adjustments	(5,141)	(1,187)	(3,954)
Distributable earnings	$53,976	$38,149	$15,827
Less: Distributable earnings attributable to non-controlling interests	1,108	1,869	(761)
Less: Income attributable to participating shares	2,335	2,371	(36)
Distributable earnings attributable to common stockholders	$50,533	$33,909	$16,624
Distributable earnings per common share - basic	$0.29	$0.31	$(0.02)
Distributable earnings per common share - diluted	$0.29	$0.30	$(0.01)

Q1 2024 versus Q1 2023. Consolidated net loss of $74.2 million for the first quarter of 2024 represented a decrease of $111.1 million from the first quarter of 2023, primarily due to a valuation allowance related to the transfer of Loans, net to Loans, held for sale. Consolidated distributable earnings of $54.0 million for the first quarter of 2024 represented an increase of $15.8 million from the first quarter of 2024. The increase in the distributable earnings reconciling items is primarily due to a valuation allowance related to the transfer of Loans, net to Loans, held for sale.

Incentive distribution payable to our Manager

Under the partnership agreement of our operating partnership, our Manager, the holder of the Class A special unit in our operating partnership, is entitled to receive an incentive distribution, distributed quarterly in arrears in an amount, not less than zero, equal to the difference between (i) the product of (A) 15% and (B) the difference between (x) IFCE (as described below) of our operating partnership, on a rolling four-quarter basis and before the incentive distribution for the current quarter, and (y) the product of (1) the weighted average of the issue price per share of common stock or operating partnership unit (“OP unit”) (without double counting) in all of our offerings multiplied by the weighted average number of shares of common stock outstanding (including any restricted shares of common stock and any other shares of common stock underlying awards granted under our 2013 Equity Incentive Plan, our 2023 Equity Incentive Plan and the Broadmark Equity Plan) and OP units (without double counting) in such quarter and (2) 8%, and (ii) the sum of any incentive distribution paid to our Manager with respect to the first three quarters of such previous four quarters; provided, however, that no incentive distribution is payable with respect to any calendar quarter unless cumulative IFCE is greater than zero for the most recently completed 12 calendar quarters.

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

For purposes of determining the incentive distribution payable to the Manager, incentive fee core earnings (“IFCE”) is defined under the partnership agreement of the operating partnership as GAAP net income (loss) of the operating partnership excluding non-cash equity compensation expense, the expenses incurred in connection with the operating partnership's formation or continuation, the incentive distribution, real estate depreciation and amortization (to the extent that the Company forecloses on any properties underlying its assets) and any unrealized gains, losses, or other non-cash items recorded in the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the independent directors.

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

Cash flow

Three Months Ended March 31, 2024. Cash and cash equivalents as of March 31, 2024, decreased by $27.0 million to $235.5 million from December 31, 2023, primarily due to cash used for financing activities, partially offset by cash provided by investing and operating activities. The net cash used for financing activities primarily reflected repayments of securitized debt obligations of consolidated VIEs. The net cash provided by investing activities primarily reflected proceeds on disposition and principal payments of loans, partially offset by net cash used for loan originations. The net cash provided by operating activities reflected a valuation allowance related to the transfer of Loans, net to Loans, held for sale, partially offset by an increase in operating assets.

Three Months Ended March 31, 2023. Cash and cash equivalents as of March 31, 2023, decreased by $84.1 million to $189.5 million from December 31, 2022, primarily due to cash used for financing and operating activities, partially offset by cash provided by investing activities. The net cash used for financing activities primarily reflected net payments on secured borrowings, partially offset by net proceeds from issuances of securitized debt. The net cash used for operating activities primarily reflected a decrease in operating liabilities and increase in operating assets, partially offset by net proceeds on disposition and principal payments of loans, held for sale. The net cash provided by investing activities primarily reflected proceeds from disposition and principal payments of loans and proceeds from the sale of real estate held for sale, partially offset by net cash used for loan originations.

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

As of March 31, 2024, we had a total leverage ratio of 3.4x and recourse leverage ratio of 0.9x. Our operating segments have different levels of recourse debt according to the differentiated nature of each segment. Our LMM Commercial Real

Estate and Small Business Lending segments have recourse leverage ratios of 0.3x and 1.1x, respectively. The remaining recourse leverage ratio is from our corporate debt offerings.

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

The table below presents certain characteristics of our credit facilities and other financing arrangements.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	March 31, 2024	December 31, 2023
3	SBA loans	October 2024 - March 2025	SOFR + 2.82% Prime - 0.82%	$250,000	$201,894	$152,988	$117,115
1	LMM loans - USD	February 2025	SOFR + 1.35%	80,000	5,770	5,686	20,729
1	LMM loans - Non-USD (4)	January 2025	EURIBOR + 3.00%	215,926	45,501	41,466	12,079
Total borrowings under credit facilities and other financing agreements				$545,926	$253,165	$200,140	$149,923
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

The table below presents certain characteristics of our repurchase agreements.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	March 31, 2024	December 31, 2023
9	LMM loans	July 2024 - November 2026	SOFR + 3.20%	$4,295,500	$2,688,517	$1,764,584	$1,677,885
1	LMM loans - Non-USD (4)	Matured	EURIBOR + 3.00%	—	—	—	45,031
6	MBS	April 2024 - August 2024	6.95%	233,548	375,953	233,548	229,236
Total borrowings under repurchase agreements				$4,529,048	$3,064,470	$1,998,132	$1,952,152

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

(in thousands)	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q2 2022	2,701,180	2,805,935	3,009,961
Q3 2022	2,870,807	2,887,318	2,940,474
Q4 2022	2,329,270	2,295,348	2,329,270
Q1 2023	1,959,888	2,094,621	2,371,413
Q2 2023	1,792,366	1,945,290	2,022,433
Q3 2023	1,915,878	1,876,204	1,915,879
Q4 2023	1,952,152	1,889,494	1,952,152
Q1 2024	1,998,132	1,956,153	1,998,132

The net increase in the outstanding balances during the first quarter of 2024 was primarily due to increased borrowings to fund origination volumes.

Paycheck Protection Program Liquidity Facility borrowings. The Company uses the Paycheck Protection Program Liquidity Facility (“PPPLF”) from the Federal Reserve to finance PPP loans. The program charges an interest rate of 0.35%. As of March 31, 2024, we had approximately $28.3 million outstanding under this credit facility.

Senior Secured Notes and Corporate Debt, Net

The table below presents information about senior secured notes and corporate debt issued through public and private transactions.

(in thousands)	Coupon Rate	Maturity Date	March 31, 2024
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Unamortized deferred financing costs - Senior secured notes			(4,430)
Total Senior secured notes, net			$345,570
Corporate debt principal amount(2)	5.50%	12/30/2028	110,000
Corporate debt principal amount(3)	6.20%	7/30/2026	104,614
Corporate debt principal amount(3)	5.75%	2/15/2026	206,270
Corporate debt principal amount(4)	6.125%	4/30/2025	120,000
Corporate debt principal amount(5)	7.375%	7/31/2027	100,000
Corporate debt principal amount(6)	5.00%	11/15/2026	100,000
Unamortized discount - corporate debt			(6,432)
Unamortized deferred financing costs - corporate debt			(4,618)
Junior subordinated notes principal amount(7)	SOFR + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(8)	SOFR + 3.10%	4/30/2035	21,250
Total corporate debt, net			$766,084
Total carrying amount of debt			$1,111,654
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
(7) Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(8) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.

The table below presents the contractual maturities for senior secured notes and corporate debt.

(in thousands)	March 31, 2024
2024	$—
2025	120,000
2026	760,884
2027	100,000
2028	110,000
Thereafter	36,250
Total contractual amounts	$1,127,134
Unamortized deferred financing costs, discounts, and premiums, net	(15,480)
Total carrying amount of debt	$1,111,654

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

The Debt ATM Agreement

On May 20, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”), pursuant to which it may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and the Company. No such sales through the Debt ATM Program were made during the three months ended March 31, 2024 or March 31, 2023.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Other than the items referenced above, there have been no material changes to our contractual obligations for the three months ended March 31, 2024. Refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations," in the Company's Form 10-K for further details. As of the date of this Form 10-Q, we had no off-balance sheet arrangements, other than as disclosed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we enter into transactions in various financial instruments that expose us to various types of risk, both on and off-balance sheet, which are associated with such financial instruments and markets for which we invest. These financial instruments expose us to varying degrees of market risk, credit risk, interest rate risk, liquidity risk, off-balance sheet risk and prepayment risk. Many of these risks have been augmented due to the continuing economic disruptions caused by inflationary pressures, rising energy costs, heightened geopolitical tensions, and the impact of pandemics and epidemics which remain uncertain and difficult to predict. We continue to monitor the impact and effect of these risks in our operations.

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

The table below projects the impact on our interest income and expense for the twelve-month period following March 31, 2024, assuming an immediate increase or decrease of 25, 50, 75, and 100 basis points in interest rates.

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans	$18,232	$36,468	$54,706	$72,944	$(18,170)	$(36,298)	$(54,381)	$(72,331)
Interest rate swap hedges	1,513	3,026	4,538	6,051	(1,513)	(3,026)	(4,538)	(6,051)
Total	$19,745	$39,494	$59,244	$78,995	$(19,683)	$(39,324)	$(58,919)	$(78,382)
Liabilities:
Secured borrowings	(4,898)	(9,795)	(14,693)	(19,590)	4,898	9,795	14,693	19,590
Securitized debt obligations	(10,233)	(20,467)	(30,700)	(40,934)	10,233	20,467	30,700	40,934
Total	$(15,131)	$(30,262)	$(45,393)	$(60,524)	$15,131	$30,262	$45,393	$60,524
Total Net Impact to Net Interest Income (Expense)	$4,614	$9,232	$13,851	$18,471	$(4,552)	$(9,062)	$(13,526)	$(17,858)

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

	March 31, 2024
(in thousands)	Counterparty Rating	Amount of Risk	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
JPMorgan Chase Bank, N.A.	A+/Aa2	$ 583,305	27	23.3%

In the table above,

●	The counterparty ratings presented are the long-term issuer credit rating as rated by S&P and Moody’s, respectively.

●	The amount at risk reflects the difference between the amount loaned through repurchase agreements, including interest payable, and the cash and fair value of the assets pledged as collateral, including accrued interest receivable.

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

Inflation risk. Most of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. Changes in interest rates may, but do not necessarily, correlate with inflation rates and/or changes in inflation rates. Refer to “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in this Form 10-Q for a discussion on interest rate sensitivity.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act, reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2024. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. Currently, no material legal proceedings are pending or, to our knowledge, threatened against us.

Item 1A. Risk Factors

There have been no material changes from risk factors previously disclosed in the Company’s Form 10-K under Part I, Item 1A. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

The table below presents purchases of our common stock during the quarter.

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program
January	13,848		$10.02		—	$81,953,841
February	205,806		8.97		113,895	80,954,310
March	2,025,055		8.88		2,025,055	62,967,390
Total	2,244,709	(1)	$8.90	(2)	2,138,950	$62,967,390

(1) Total shares purchased includes shares of common stock owned by certain of our employees which have been surrendered by them to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock units and other equity awards.

(2) The price paid per share is based on the price of our common stock as of the date of the withholding.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our officers and directors entered into, modified or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2024.

Item 6. Exhibits

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

Ready Capital Corporation

Date: May 10, 2024	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board, Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

Date: May 10, 2024	By:	/s/ Andrew Ahlborn
Andrew Ahlborn
Chief Financial Officer
(Principal Accounting and Financial Officer)