Form 10-Q
period 2024-06-30
Ready Capital Corp
filed 2024-08-09
CIK 1527590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

The Company has 168,214,839 shares of common stock, par value $0.0001 per share, outstanding as of August 7, 2024.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$226,286	$138,532
Restricted cash	29,971	30,063
Loans, net (including $0 and $9,348 held at fair value)	3,444,879	4,020,160
Loans, held for sale (including $89,380 and $81,599 held at fair value and net of valuation allowance of $217,719 and $0)	532,511	81,599
Mortgage-backed securities	30,174	27,436
Investment in unconsolidated joint ventures (including $6,974 and $7,360 held at fair value)	134,602	133,321
Derivative instruments	14,382	2,404
Servicing rights	119,768	102,837
Real estate owned, held for sale	187,883	252,949
Other assets	379,413	300,175
Assets of consolidated VIEs (net of valuation allowance of $9,448 and $0)	6,250,570	6,897,145
Assets held for sale (refer to Note 9)	423,894	454,596
Total Assets	$11,774,333	$12,441,217
Liabilities
Secured borrowings	2,311,969	2,102,075
Securitized debt obligations of consolidated VIEs, net	4,407,241	5,068,453
Senior secured notes, net	417,040	345,127
Corporate debt, net	767,271	764,908
Guaranteed loan financing	782,345	844,540
Contingent consideration	3,926	7,628
Derivative instruments	2,638	212
Dividends payable	53,119	54,289
Loan participations sold	89,532	62,944
Due to third parties	1,995	3,641
Accounts payable and other accrued liabilities	204,766	207,481
Liabilities held for sale (refer to Note 9)	332,265	333,157
Total Liabilities	$9,374,107	$9,794,455
Preferred stock Series C, liquidation preference $25.00 per share (refer to Note 20)	8,361	8,361

Commitments & contingencies (refer to Note 24)

Stockholders’ Equity
Preferred stock Series E, liquidation preference $25.00 per share (refer to Note 20)	111,378	111,378
Common stock, $0.0001 par value, 500,000,000 shares authorized, 168,167,272 and 172,276,105 shares issued and outstanding, respectively	17	17
Additional paid-in capital	2,287,684	2,321,989
Retained earnings (deficit)	(92,319)	124,413
Accumulated other comprehensive loss	(13,880)	(17,860)
Total Ready Capital Corporation equity	2,292,880	2,539,937
Non-controlling interests	98,985	98,464
Total Stockholders’ Equity	$2,391,865	$2,638,401
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$11,774,333	$12,441,217

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2024	2023	2024	2023
Interest income	$234,119	$231,004	$466,473	$446,972
Interest expense	(183,167)	(170,221)	(366,972)	(329,089)
Net interest income before recovery of (provision for) loan losses	$50,952	$60,783	$99,501	$117,883
Recovery of (provision for) loan losses	18,871	(19,427)	45,415	(12,693)
Net interest income after recovery of (provision for) loan losses	$69,823	$41,356	$144,916	$105,190
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	7,250	23,878	26,118	35,453
Net unrealized gain (loss) on financial instruments	(1,357)	(1,411)	3,275	(7,046)
Valuation allowance, loans held for sale	(80,987)	—	(227,167)	—
Servicing income, net of amortization and impairment of $4,678 and $8,375 for the three and six months ended June 30, 2024, and $2,412 and $4,171 for the three and six months ended June 30, 2023, respectively	3,271	5,039	7,029	9,681
Gain (loss) on bargain purchase	(18,306)	229,894	(18,306)	229,894
Income on unconsolidated joint ventures	1,139	33	1,607	689
Other income	6,597	18,632	22,423	39,024
Total non-interest income (expense)	$(82,393)	$276,065	$(185,021)	$307,695
Non-interest expense
Employee compensation and benefits	(17,799)	(22,414)	(36,213)	(42,141)
Allocated employee compensation and benefits from related party	(3,000)	(2,500)	(5,500)	(4,826)
Professional fees	(6,033)	(5,533)	(13,098)	(11,076)
Management fees – related party	(6,198)	(5,760)	(12,846)	(10,841)
Incentive fees – related party	—	(71)	—	(1,791)
Loan servicing expense	(11,012)	(10,894)	(23,806)	(19,049)
Transaction related expenses	(1,592)	(13,966)	(2,242)	(14,859)
Other operating expenses	(21,802)	(9,557)	(51,989)	(22,166)
Total non-interest expense	$(67,436)	$(70,695)	$(145,694)	$(126,749)
Income (loss) from continuing operations before benefit (provision) for income taxes	(80,006)	246,726	(185,799)	286,136
Income tax benefit (provision)	48,579	(2,194)	78,790	(3,095)
Net income (loss) from continuing operations	$(31,427)	$244,532	$(107,009)	$283,041
Discontinued operations (refer to Note 9)
Income (loss) from discontinued operations before benefit (provision) for income taxes	(3,699)	11,788	(1,812)	9,747
Income tax benefit (provision)	925	(2,947)	453	(2,437)
Net income (loss) from discontinued operations	(2,774)	8,841	(1,359)	7,310
Net income (loss)	(34,201)	253,373	(108,368)	290,351
Less: Dividends on preferred stock	1,999	2,000	3,998	3,999
Less: Net income attributable to non-controlling interest	1,820	4,490	1,937	6,325
Net income (loss) attributable to Ready Capital Corporation	$(38,020)	$246,883	$(114,303)	$280,027

Earnings per common share from continuing operations - basic	$(0.21)	$1.80	$(0.67)	$2.24
Earnings per common share from discontinued operations - basic	$(0.02)	$0.07	$(0.01)	$0.06
Total earnings per common share - basic	$(0.23)	$1.87	$(0.68)	$2.30

Earnings per common share from continuing operations - diluted	$(0.21)	$1.70	$(0.67)	$2.11
Earnings per common share from discontinued operations - diluted	$(0.02)	$0.06	$(0.01)	$0.06
Total earnings per common share - diluted	$(0.23)	$1.76	$(0.68)	$2.17

Weighted-average shares outstanding
Basic	168,653,741	131,651,125	170,343,303	121,219,982
Diluted	169,863,975	141,583,837	171,513,556	131,096,368

Dividends declared per share of common stock	$0.30	$0.40	$0.60	$0.80

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$(34,201)	$253,373	$(108,368)	$290,351
Other comprehensive income (loss) - net change by component:
Derivative financial instruments (cash flow hedges)	(1,440)	2,493	4,805	(1,312)
Foreign currency translation	(116)	674	(723)	1,452
Other comprehensive income (loss)	$(1,556)	$3,167	$4,082	$140
Comprehensive income (loss)	$(35,757)	$256,540	$(104,286)	$290,491
Less: Comprehensive income attributable to non-controlling interests	1,806	4,528	1,964	6,322
Comprehensive income (loss) attributable to Ready Capital Corporation	$(37,563)	$252,012	$(106,250)	$284,169

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three Months Ended June 30, 2024
	Preferred Series E		Common Stock		Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at March 31, 2024	4,600,000	$111,378	170,445,333	$17	$2,307,303	$(3,546)	$(12,335)	$2,402,817	$97,065	$2,499,882
Dividend declared:
Common stock ($0.30 per share)	—	—	—	—	—	(50,753)	—	(50,753)	—	(50,753)
OP units	—	—	—	—	—	—	—	—	(368)	(368)
$0.390625 per Series C preferred share	—	—	—	—	—	(131)	—	(131)	—	(131)
$0.406250 per Series E preferred share	—	—	—	—	—	(1,868)	—	(1,868)	—	(1,868)
Contributions, net	—	—	—	—	—	—	—	—	600	600
Stock-based compensation	—	—	60,154	—	496	—	—	496	—	496
Conversion of OP units into common stock	—	—	15,000	—	126	—	—	126	(126)	—
Share repurchases	—	—	(2,353,215)	—	(20,236)	—	—	(20,236)	—	(20,236)
Reallocation of non-controlling interest	—	—	—	—	(5)	—	(3)	(8)	8	—
Net income (loss)	—	—	—	—	—	(36,021)	—	(36,021)	1,820	(34,201)
Other comprehensive loss	—	—	—	—	—	—	(1,542)	(1,542)	(14)	(1,556)
Balance at June 30, 2024	4,600,000	$111,378	168,167,272	$17	$2,287,684	$(92,319)	$(13,880)	$2,292,880	$98,985	$2,391,865

	Three Months Ended June 30, 2023
	Preferred Series E		Common Stock		Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at March 31, 2023	4,600,000	$111,378	110,745,658	$11	$1,687,631	$(6,532)	$(12,353)	$1,780,135	$100,197	$1,880,332
Dividend declared:
Common stock ($0.40 per share)	—	—	—	—	—	(53,212)	—	(53,212)	—	(53,212)
OP units	—	—	—	—	—	—	—	—	(617)	(617)
$0.390625 per Series C preferred share	—	—	—	—	—	(131)	—	(131)	—	(131)
$0.406250 per Series E preferred share	—	—	—	—	—	(1,869)	—	(1,869)	—	(1,869)
Shares issued pursuant to merger transaction	—	—	62,229,429	6	637,223	—	—	637,229	—	637,229
Offering costs	—	—	—	—	(108)	—	—	(108)	(2)	(110)
Equity component of 2017 convertible note issuance	—	—	—	—	(76)	—	—	(76)	(1)	(77)
Stock-based compensation	—	—	356,317	—	3,689	—	—	3,689	—	3,689
Conversion of OP units into common stock	—	—	52,742	—	567	—	—	567	(567)	—
Share repurchases	—	—	(1,732,222)	—	(18,712)	—	—	(18,712)	—	(18,712)
Reallocation of non-controlling interest	—	—	—	—	3,635	—	(57)	3,578	(3,578)	—
Net income	—	—	—	—	—	248,883	—	248,883	4,490	253,373
Other comprehensive income	—	—	—	—	—	—	3,129	3,129	38	3,167
Balance at June 30, 2023	4,600,000	$111,378	171,651,924	$17	$2,313,849	$187,139	$(9,281)	$2,603,102	$99,960	$2,703,062

See Notes To Unaudited Consolidated Financial Statements

	Six Months Ended June 30, 2024
	Preferred Series E		Common Stock		Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at December 31, 2023	4,600,000	$111,378	172,276,105	$17	$2,321,989	$124,413	$(17,860)	$2,539,937	$98,464	$2,638,401
Dividend declared:
Common stock ($0.60 per share)	—	—	—	—	—	(102,429)	—	(102,429)	—	(102,429)
OP units	—	—	—	—	—	—	—	—	(740)	(740)
$0.78125 per Series C preferred share	—	—	—	—	—	(262)	—	(262)	—	(262)
$0.81250 per Series E preferred share	—	—	—	—	—	(3,736)	—	(3,736)	—	(3,736)
Contributions, net	—	—	(1,981)	—	(18)	—	—	(18)	600	582
Stock-based compensation	—	—	386,072	—	4,606	—	—	4,606	—	4,606
Conversion of OP units into common stock	—	—	105,000	—	983	—	—	983	(983)	—
Share repurchases	—	—	(4,597,924)	—	(40,271)	—	—	(40,271)	—	(40,271)
Reallocation of non-controlling interest	—	—	—	—	395	—	(75)	320	(320)	—
Net income (loss)	—	—	—	—	—	(110,305)	—	(110,305)	1,937	(108,368)
Other comprehensive income	—	—	—	—	—		4,055	4,055	27	4,082
Balance at June 30, 2024	4,600,000	$111,378	168,167,272	$17	$2,287,684	$(92,319)	$(13,880)	$2,292,880	$98,985	$2,391,865

	Six Months Ended June 30, 2023
	Preferred Series E		Common Stock		Additional Paid-	Retained Earnings	Accumulated Other	Total Ready Capital	Non-controlling	Total Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	In Capital	(Deficit)	Comprehensive Loss	Corporation Equity	Interests	Equity
Balance at December 31, 2022	4,600,000	$111,378	110,523,641	$11	$1,684,074	$4,994	$(9,369)	$1,791,088	$99,146	$1,890,234
Dividend declared:
Common stock ($0.80 per share)	—	—	—	—	—	(97,882)	—	(97,882)	—	(97,882)
OP units	—	—	—	—	—	—	—	—	(1,255)	(1,255)
$0.78125 per Series C preferred share	—	—	—	—	—	(262)	—	(262)	—	(262)
$0.81250 per Series E preferred share	—	—	—	—	—	(3,737)	—	(3,737)	—	(3,737)
Distributions, net	—	—	—	—	—	—	—	—	(100)	(100)
Shares issued pursuant to merger transaction	—	—	62,229,429	6	637,223	—	—	637,229	—	637,229
Equity issuances	—	—	—	—	125	—	—	125	—	125
Offering costs	—	—	—	—	(127)	—	—	(127)	(2)	(129)
Equity component of 2017 convertible note issuance	—	—	—	—	(191)	—	—	(191)	(3)	(194)
Stock-based compensation	—	—	689,787	—	8,636	—	—	8,636	—	8,636
Conversion of OP units into common stock	—	—	52,742	—	567	—	—	567	(567)	—
Share repurchases	—	—	(1,843,675)	—	(20,094)	—	—	(20,094)	—	(20,094)
Reallocation of non-controlling interest	—	—	—	—	3,636	—	(55)	3,581	(3,581)	—
Net income	—	—	—	—	—	284,026	—	284,026	6,325	290,351
Other comprehensive income	—	—	—	—	—	—	143	143	(3)	140
Balance at June 30, 2023	4,600,000	$111,378	171,651,924	$17	$2,313,849	$187,139	$(9,281)	$2,603,102	$99,960	$2,703,062

See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$(108,368)	$290,351
Net income (loss) from discontinued operations, net of tax	(1,359)	7,310
Net income (loss) from continuing operations	(107,009)	283,041
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	23,548	17,982
Stock-based compensation	3,768	3,915
Provision for (recovery of) loan losses	(45,415)	12,693
Impairment loss on real estate owned, held for sale	26,102	3,418
Repair and denial reserve (recovery)	606	(944)
Paid-in-kind accrued interest	(28,547)	—
Provision for loan losses on purchased future receivables	2,118	4,232
Loans, held for sale, net	48,911	32,585
Valuation allowance, loans held for sale	227,167	—
Net income (loss) of unconsolidated joint ventures, net of distributions	(808)	472
Realized (gains) losses, net	(25,491)	(35,928)
Unrealized (gains) losses, net	(3,318)	5,599
Bargain purchase gain (loss)	18,306	(229,894)
Changes in operating assets and liabilities:
Derivative instruments	4,399	13,665
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	(23,249)	(13,142)
Receivable from third parties	3,624	(7,878)
Other assets	(70,970)	(15,601)
Accounts payable and other accrued liabilities	(3,681)	(25,339)
Net cash provided by operating activities from continuing operations	$50,061	$48,876
Net cash used for operating activities from discontinued operations	(25,554)	(11,637)
Net cash provided by operating activities	$24,507	$37,239
Cash Flows From Investing Activities:
Origination of loans	(505,224)	(518,209)
Proceeds from disposition and principal payment of loans	1,044,121	793,937
Funding of real estate, held for sale	(981)	(3,968)
Proceeds from sale of real estate, held for sale	34,684	34,782
Investment in unconsolidated joint ventures	(2,245)	(9,387)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,772	5,052
Proceeds from liabilities under participation agreements	25,697	—
Payment of liabilities under participation agreements	(1,474)	(6,242)
Net cash provided by (used for) business acquisitions	(32,063)	38,710
Net cash provided by investing activities from continuing operations	$564,287	$334,675
Net cash provided by (used for) investing activities from discontinued operations	60,709	(1,056)
Net cash provided by investing activities	$624,996	$333,619
Cash Flows From Financing Activities:
Proceeds from secured borrowings	1,620,500	3,360,360
Repayment of secured borrowings	(1,409,193)	(3,860,660)
Repayment of the Paycheck Protection Program Liquidity Facility borrowings	(11,206)	(90,173)
Proceeds from issuance of securitized debt obligations of consolidated VIEs	—	988,837
Repayment of securitized debt obligations of consolidated VIEs	(681,336)	(500,261)
Proceeds from senior secured note	72,118	—
Repayment of guaranteed loan financing	(62,195)	(49,120)
Payment of deferred financing costs	(7,047)	(21,127)
Payment of contingent consideration	—	(9,000)
Proceeds from issuance of equity, net of issuance costs	—	108
Common stock repurchased	(39,190)	(18,102)
Settlement of share-based awards in satisfaction of withholding tax requirements	(1,081)	(2,104)
Dividend payments	(107,167)	(123,932)
Distributions, net	(18)	(100)
Net cash used for financing activities from continuing operations	$(625,815)	$(325,274)
Net cash provided by (used for) financing activities from discontinued operations	(1,059)	46,338
Net cash used for financing activities	$(626,874)	$(278,936)
Net increase in cash, cash equivalents, and restricted cash including cash classified within assets held for sale	22,629	91,922
Less: Net increase in cash and cash equivalents within assets held for sale	6,096	11,785
Net increase in cash, cash equivalents, and restricted cash	16,533	80,137
Cash, cash equivalents, and restricted cash beginning balance	262,506	273,604
Cash, cash equivalents, and restricted cash ending balance	$279,039	$353,741
Supplemental disclosures:
Cash paid for interest	$355,012	$311,667
Cash paid (received) for income taxes	$(11,940)	$648
Non-cash investing activities
Loans transferred from loans, net to loans, held for sale	$719,623	$1,635
Loans transferred to real estate owned, held for sale	$18,711	$24,388
Contingent consideration in connection with acquisitions	$3,926	$—
Non-cash financing activities
Shares and OP units issued in connection with merger transactions	$—	$637,229
Conversion of OP units to common stock	$983	$567
Cash, cash equivalents, and restricted cash reconciliation
Cash and cash equivalents	$226,286	$197,651
Restricted cash	29,971	29,179
Cash, cash equivalents, and restricted cash in assets of consolidated VIEs	22,782	126,911
Cash, cash equivalents, and restricted cash ending balance	$279,039	$353,741

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

Sutherland Partners, L.P. (the “operating partnership”) holds substantially all of the Company’s assets and conducts substantially all of the Company’s business. As of June 30, 2024 and December 31, 2023, the Company owned approximately 99.3% and 99.2% of the operating partnership, respectively. The Company, as sole general partner of the operating partnership, has responsibility and discretion in the management and control of the operating partnership, and the limited partners of the operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the operating partnership. Therefore, the Company consolidates the operating partnership.

Acquisitions

Madison One. On June 5, 2024, the Company acquired Madison One Capital, M1 CUSO and Madison One Lender Services (together, “Madison One”), a leading originator and servicer of United States Department of Agriculture (“USDA”) and SBA guaranteed loan products, for an initial purchase price of approximately $32.9 million paid in cash (the “Madison One Acquisition”). Approximately $3.6 million of the initial purchase price was paid as bonuses to certain key Madison One personnel in cash. Additional purchase price payments, including cash payments and the issuance of shares of common stock of the Company, may be made over the four years following the acquisition date contingent upon the Madison One business achieving certain performance metrics. Part of the Company’s strategy in acquiring Madison One included the value of the anticipated synergies arising from the acquisition and the value of the acquired assembled workforce, neither of which qualify for recognition as an intangible asset. Refer to Note 5 for assets acquired and liabilities assumed in the merger.

Broadmark. On May 31, 2023, the Company, Broadmark Realty Capital Inc., a Maryland corporation (“Broadmark”), and RCC Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of the operating partnership (“RCC Merger Sub”), completed a merger (such transaction, the “Broadmark Merger”) in which Broadmark merged with and into RCC Merger Sub, with RCC Merger Sub remaining as a wholly owned subsidiary of the operating partnership.

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

Note 2. Basis of Presentation

The unaudited interim consolidated financial statements herein, referred to as the “consolidated financial statements”, as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)—as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.

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

Loans, held at fair value. Loans, held at fair value represent certain loans originated by the Company for which the fair value option has been elected. Interest is recognized as interest income in the consolidated statements of operations when earned and deemed collectible. Changes in fair value are recurring and are reported as net unrealized gain (loss) on financial instruments in the consolidated statements of operations.

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

In certain instances, the Company considers relevant loan-specific qualitative factors to certain loans to estimate its CECL expected credit losses. The Company considers loan investments to be “collateral-dependent” loans if they are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral and (ii) for which the borrower is experiencing financial difficulty. For such loans that the Company determines that foreclosure of the collateral is probable, the Company measures the expected losses based on the difference between the fair value of the collateral (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan as of the measurement date. For collateral-dependent loans that the Company determines foreclosure is not probable, the Company applies a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan.

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

Loans, held for sale

Loans are classified as held for sale if there is an intent to sell in the near-term. These loans are recorded at the lower of amortized cost or fair value, unless the fair value option has been elected at the time of origination or acquisition. If the loan’s fair value is determined to be less than its amortized cost, a non-recurring fair value adjustment may be recorded through a valuation allowance. For loans originated through the LMM Commercial Real Estate and Small Business Lending segments, for which the fair value option has been elected, changes in fair value are recurring and are reported as net unrealized gain (loss) on financial instruments in the consolidated statements of operations. Loans, held for sale for which the fair value option has been elected are predominantly classified as level 2 in the fair value hierarchy. For originated SBA loans, the guaranteed portion is held at fair value. Interest is recognized as interest income in the consolidated statements of operations when earned and deemed collectible.

Paycheck Protection Program loans

Paycheck Protection Program (“PPP”) loans were originated in response to the COVID-19 pandemic. The Company has elected the fair value option for the loans originated by the Company for the first round of the program. Interest is recognized in the consolidated statements of operations as interest income when earned and deemed collectible. Although PPP includes a 100% guarantee from the federal government and principal forgiveness for borrowers if the funds were used for defined purposes, changes in fair value are recurring and are reported as net unrealized gains (losses) on financial instruments in the consolidated statements of operations.

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

MBS are recorded at fair value as determined by market prices provided by independent broker dealers or other independent valuation service providers. The fair values assigned to these investments are based upon available information and may not reflect amounts that may be realized. The fair value adjustments on MBS are reported within net unrealized gain (loss) on financial instruments in the consolidated statements of operations. Mortgage-backed securities are classified as level 2 in the fair value hierarchy.

Derivative instruments

Subject to maintaining qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, comprised of interest rate swaps and FX forwards as part of its risk management strategy. The Company accounts for derivative instruments under ASC 815, Derivatives and Hedging (“ASC 815”). All derivatives are reported as either assets or liabilities in the consolidated balance sheets at the estimated fair value with the changes in the fair value recorded in earnings unless hedge accounting is elected. As of June 30, 2024 and December 31, 2023, the Company had offset $41.7 million and $34.4 million of cash collateral payable against gross derivative asset positions, respectively.

Interest rate swap agreements. An interest rate swap is an agreement between two counterparties to exchange periodic interest payments where one party to the contract makes a fixed-rate payment in exchange for a floating-rate payment from the other party. The dollar amount each party pays is an agreed-upon periodic interest rate multiplied by a pre-determined dollar principal (notional amount). No principal (notional amount) is exchanged between the two parties at the trade initiation date and only interest payments are exchanged over the life of the contract. The fair value adjustments are reported within net unrealized gain (loss) on financial instruments, while the related interest income or interest expense are reported within net realized gain (loss) on financial instruments in the consolidated statements of operations. Interest rate swaps are classified as Level 2 in the fair value hierarchy.

FX forwards. FX forwards are agreements between two counterparties to exchange a pair of currencies at a set rate on a future date. Such contracts are used to convert the foreign currency risk to U.S. dollars to mitigate exposure to fluctuations in FX rates. The fair value adjustments are reported within net unrealized gain (loss) on financial instruments in the consolidated statements of operations. FX forwards are classified as Level 2 in the fair value hierarchy.

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

For qualifying cash flow hedges, the change in the fair value of the derivative (the hedging instrument) is recorded in other comprehensive income (loss) (“OCI”) and is reclassified out of OCI and into the consolidated statements of operations when the hedged cash flows affect earnings. These amounts are recognized consistent with the classification of the hedged item, primarily interest expense (for hedges of interest rate risk). If the hedge relationship is terminated, then the value of the derivative recorded in accumulated other comprehensive income (loss) (“AOCI”) is recognized in earnings when the cash flows that were hedged affect earnings, so long as the forecasted transaction remains probable of occurring.

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

Servicing rights are recognized upon sale of loans, including a securitization of loans accounted for as a sale in accordance with U.S. GAAP, if servicing is retained. For servicing rights, gains (losses) related to servicing rights retained is included in net realized gain (loss) in the consolidated statements of operations.

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

For purposes of testing servicing rights for impairment, the Company first determines whether facts and circumstances exist that would suggest the carrying value of the servicing asset is not recoverable. If so, the Company then compares the net present value of servicing cash flow to its carrying value. The estimated net present value of servicing cash flows is determined using discounted cash flow modeling techniques, which require management to make estimates regarding future net servicing cash flows, taking into consideration historical and forecasted loan prepayment rates, delinquency rates and anticipated maturity defaults. If the carrying value of the servicing rights exceeds the net present value of servicing cash flows, the servicing rights are considered impaired, and an impairment loss is recognized in the consolidated statements of operations for the amount by which carrying value exceeds the net present value of servicing cash flows.

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

Investments held to maturity

The Company accounts for held to maturity investments under ASC 320. Such securities are accounted for at amortized cost and reviewed on a quarterly basis to determine if an allowance for credit losses should be recorded in the consolidated statements of operations.

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

The CECL method the Company utilizes is an aging schedule where estimating expected life-time credit losses is determined on the basis of how long a receivable has been outstanding. Where there is doubt regarding the ultimate collectability, the allowance for credit losses increases through provisions recorded in the consolidated statements of operations and reduced by charge-offs, net of recoveries. Purchased future receivables that have been delinquent for 90 days or more are considered uncollectible and subsequently charged off. While the Company has a formal methodology to determine the adequate and appropriate level of the allowance for credit losses, estimates involve judgment and assumptions as to various factors, including current economic conditions and inherent risk in the portfolio. The Company’s determination of adequacy of the allowance for credit losses is based on quarterly evaluations of the above factors. Accordingly, the provision for credit losses will vary from period to period based on management’s ongoing assessment of the adequacy of the allowance for credit losses.

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

The qualitative assessment requires judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, macroeconomic conditions, industry and market conditions and relevant entity specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. In the second quarter of 2024, as a result of the qualitative assessment, the Company determined that it was more likely than not that the estimated fair value of each of the reporting units exceeded its respective estimated carrying value. Therefore, goodwill for each reporting unit was not impaired and a quantitative test was not required.

Deferred financing costs

Costs incurred in connection with secured borrowings are accounted for under ASC 340, Other Assets and Deferred Costs. Deferred costs are capitalized and amortized using the effective interest method over the respective financing term with such amortization reflected on the Company’s consolidated statements of operations as a component of interest expense. Secured Borrowings may include legal, accounting and other related fees. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Unamortized deferred financing costs related to securitizations and note issuances are presented in the consolidated balance sheets as a direct deduction from the associated liability.

Due from servicers

The loan-servicing activities of the Company’s LMM Commercial Real Estate segment are performed primarily by third-party servicers. SBA loans originated and held by the Company are internally serviced. The Company’s servicers hold substantially all of the cash owned by the Company related to loan servicing activities. These amounts include principal and interest payments made by borrowers, net of advances and servicing fees. Cash is generally received within 30 days of recording the receivable.

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

Borrowings under credit facilities and other financing agreements. Borrowings under credit facilities and other financing agreements are accounted for under ASC 470, Debt (“ASC 470”). The Company partially finances its loans, net through credit agreements and other financing agreements with various counterparties. These borrowings are collateralized by loans, held-for-investment and loans, held for sale and have maturity dates within two years from the consolidated balance sheet date. If the fair value (as determined by the applicable counterparty) of the collateral securing these borrowings decreases, the Company may be subject to margin calls during the period the borrowings are outstanding. In instances where margin calls are not satisfied within the required time frame the counterparty may retain the collateral and pursue collection of any outstanding debt. Interest accrued in connection with credit facilities is recorded as interest expense in the consolidated statements of operations.

Borrowings under repurchase agreements. Borrowings under repurchase agreements are accounted for under ASC 860. Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. As of the current period ended, the Company had no such repurchase agreements that have been accounted for as components of linked transactions. All securities financed through a repurchase agreement have remained on the Company’s consolidated balance sheets as an asset and cash received from the lender has been recorded on the Company’s consolidated balance sheets as a liability. Interest accrued in connection with repurchase agreements is recorded as interest expense in the consolidated statements of operations.

Paycheck Protection Program Liquidity Facility borrowings

The Paycheck Protection Program Liquidity Facility (“PPPLF”) is a government loan facility created to enable the distribution of funds for PPP whereby the Company received advances from the Federal Reserve through the PPPLF. The Company accounts for borrowings under the PPPLF under ASC 470. Interest accrued in connection with PPPLF is recorded as interest expense in the consolidated statements of operations.

Securitized debt obligations of consolidated VIEs, net

The Company has engaged in several securitization transactions accounted for under ASC 810. Securitization involves transferring assets to a special purpose entity or securitization trust, which typically qualifies as a VIE. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE. The consolidation of the VIE includes the VIE’s issuance of senior securities to third parties, which are shown as securitized debt obligations of consolidated VIEs in the consolidated balance sheets.

Debt issuance costs related to securitizations are presented as a direct deduction from the carrying value of the related debt liability. Debt issuance costs are amortized using the effective interest method and are included in interest expense in the consolidated statements of operations.

Senior secured notes, net

The Company accounts for secured debt offerings, net of issuance costs, under ASC 470. These senior secured notes are collateralized by loans, MBS, and retained interests of consolidated VIE’s. Interest accrued in connection with senior secured notes is recorded as interest expense in the consolidated statements of operations.

Corporate debt, net

The Company accounts for corporate debt offerings, net of issuance costs, under ASC 470. Interest accrued in connection with corporate debt is recorded as interest expense in the consolidated statements of operations.

Guaranteed loan financing

Certain partial loan sales do not meet the definition of a “participating interest” under ASC 860 and therefore, do not qualify as a sale. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment in the consolidated balance sheets and the proceeds from the portion sold is recorded as guaranteed loan financing in the liabilities section of the consolidated balance sheets. For these partial loan sales, the interest earned on the entire loan balance is recorded as interest income and the interest earned by the buyer in the partial loan sale is recorded within interest expense in the accompanying consolidated statements of operations.

Contingent consideration

The Company accounts for certain liabilities recognized in relation to mergers and acquisitions as contingent consideration whereby the fair value of this liability is dependent on certain criteria. Contingent consideration is classified as Level 3 in the fair value hierarchy with fair value adjustments reported within other income (loss) in the consolidated statements of operations.

Loan participations sold

The Company accounts for loan participations sold, which represents an interest in a loan receivable sold, as a liability on the consolidated balance sheets as these arrangements do not qualify as a sale under U.S. GAAP. Such liabilities are non-recourse and remain on the consolidated balance sheets until the loan is repaid.

Due to third parties

Due to third parties primarily relates to funds held by the Company to advance certain expenditures necessary to fulfill the Company’s obligations under its existing indebtedness or to be released at the Company’s discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans. While retained, these balances earn interest in accordance with the specific loan terms with which they are associated.

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

Non-controlling interests

Non-controlling interests are presented on the consolidated balance sheets and the consolidated statements of operations and represent direct investment in the operating partnership by third parties, including operating partnership units issued to satisfy a portion of the purchase price in connection with a series of mergers (collectively, the “Mosaic Mergers”), pursuant to which the company acquired a group of privately held, real estate structured finance opportunities funds, with a focus on construction lending (collectively, the “Mosaic Funds”), managed by MREC Management, LLC. In addition, the Company has non-controlling interests from investments in consolidated joint ventures whereby, net income or loss is generally based upon relative ownership interests or contractual arrangements.

Fair value option

ASC 825, Financial Instruments (“ASC 825”) provides a fair value option election that allows entities to make an election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately in the consolidated balance sheets from those instruments using another accounting method.

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

Earnings per share

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from the Company’s share-based compensation, consisting of unvested restricted stock units (“RSUs”), unvested restricted stock awards (“RSAs”), performance-based equity awards, as well as the dilutive impact of convertible preferred stock and contingent equity rights (“CERs”) under the if-converted method and warrants under the treasury stock method. Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

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

The Company provides for exposure in connection with uncertain tax positions, which requires significant judgment by management including determination, based on the weight of the tax law and available evidence, that it is more-likely-than-not that a tax result will be realized. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense on the consolidated statements of operations. As of the date of the consolidated balance sheets, the Company has accrued no taxes, interest or penalties related to uncertain tax positions. In addition, changes in this position in the next 12 months are not anticipated.

Revenue recognition

Under ASC 606 Revenue Recognition (“ASC 606”), revenue is recognized upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized through the following five-step process:

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

Employee retention credit consulting income. In connection with the Coronavirus Aid, Relief and Economic Security Act, which provided numerous stimulus measures including the employee retention credit (“ERC”), the Company provided consulting services whereby ERC requests received were processed on the client’s behalf. Income related to ERC consulting are recorded in accordance with ASC 606 and recognized when the performance obligation has been satisfied. In addition, the Company estimates an allowance for doubtful accounts in accordance with ASC 310 using historical data and other relevant factors, such as collection rate, to determine the uncollectible reserve rate. While the Company has a formal methodology to determine the adequate and appropriate level of the allowance for doubtful accounts, estimates of losses involve judgment and assumptions as to various factors, including current economic conditions. Accordingly, the provision for losses will vary from period to period based on management's ongoing assessment of the adequacy of the allowance for doubtful accounts. Employee retention credit consulting income is reported as other income and the provision for losses is reported as other expense in the consolidated statements of operations.

Realized gains (losses). Upon the sale or disposition (not including the prepayment of outstanding principal balance) of loans or securities, the excess (or deficiency) of net proceeds over the net carrying value or cost basis of such loans or securities is recognized as a realized gain (loss).

Origination income and expense. Origination income represents fees received for origination of either loans, held at fair value, loans, held for sale, or loans, held-for-investment. For loans held, at fair value, and loans, held for sale, pursuant to ASC 825 the Company reports origination fee income as revenue and fees charged and costs incurred as expenses. These fees and costs are excluded from the fair value. For originated loans, held-for-investment, under ASC 310 the Company defers these origination fees and costs at origination and amortizes them under the effective interest method over the life of the loan. Origination fees and expenses for loans, held at fair value and loans, held for sale, are presented in the consolidated statements of operations as components of other income and operating expenses. The amortization of net origination fees and expenses for loans, held-for-investment are presented in the consolidated statements of operations as a component of interest income.

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

Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group, if material, in the line items assets or liabilities held for sale, respectively, on the consolidated balance sheets. A long-lived asset or disposal group that is classified as held for sale is measured at the lower of its cost or estimated fair value less any costs to sell. The fair values of assets held for sale are assessed each reporting period and changes in such fair values are reported as an adjustment to the carrying value of the asset or disposal group with an offset on the consolidated statements of operations, to the extent that any subsequent changes in fair value do not exceed the cost basis of the asset or disposal group. Any loss resulting from the transfer of long-lived assets or disposal groups to assets held for sale is recognized in the period in which the held for sale criteria are met.

Discontinued operations

The results of operations of long-lived assets or a disposal group that the Company has either disposed of or has classified as held for sale is reported as discontinued operations on the consolidated statements of operations if the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results.

Foreign currency transactions

Assets and liabilities denominated in non-U.S. currencies are translated into U.S. dollars using foreign currency exchange rates prevailing at the end of the reporting period. Revenue and expenses are translated at the average exchange rates for each reporting period. Foreign currency remeasurement gains or losses on transactions in nonfunctional currencies are recognized in earnings. Gains or losses on translation of the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are included, net of taxes, in the consolidated statements of comprehensive income (loss).

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

Note 5. Business Combinations

Madison One Acquisition

On June 5, 2024 the Company acquired Madison One, a lending originator and servicer in the government guaranteed loan industry focusing on USDA and SBA guaranteed loan products. Refer to Note 1 for more information about the Madison One Acquisition. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The methodologies used, and key assumptions made, to estimate the fair value of the assets acquired and liabilities assumed are primarily based on future cash flows and discount rates.

The table below summarizes the fair value of assets acquired and liabilities assumed from the Madison One Acquisition.

(in thousands)	June 5, 2024
Assets
Cash and cash equivalents	$83
Restricted cash	721
Servicing rights	16,304
Other assets:
Intangible assets	10,400
Other	303
Total assets acquired	$27,811
Liabilities
Accounts payable and other accrued liabilities	978
Total liabilities assumed	$978
Net assets acquired	$26,833
Non-controlling interests	(600)
Net assets acquired, net of non-controlling interests	$26,233

The table below illustrates the aggregate consideration transferred, net assets acquired, and the related goodwill.

(in thousands)	June 5, 2024
Fair value of net assets acquired	$26,233

Cash paid	32,868
Contingent consideration	3,926
Total consideration transferred	$36,794

Goodwill	$10,561

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

The table below summarizes the fair value of assets acquired and liabilities assumed from the Broadmark Merger.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Assets
Cash and cash equivalents	$38,710	$—	$38,710
Loans, net	772,954	(8,587)	764,367
Real estate owned, held for sale	158,911	(23,671)	135,240
Other assets	17,107	(7,151)	9,956
Total assets acquired	$987,682	$(39,409)	$948,273
Liabilities
Corporate debt, net	98,028	—	98,028
Accounts payable and other accrued liabilities	22,531	819	23,350
Total liabilities assumed	$120,559	$819	$121,378
Net assets acquired	$867,123	$(40,228)	$826,895

In a business combination, the initial allocation of the purchase price is considered preliminary and therefore, is subject to change until the end of the measurement period. The final determination occurred within one year of the merger date. Because the measurement period for the Broadmark Merger remained open until May 31, 2024, certain fair value estimates changed once all information necessary to make a final fair value assessment was received. The amounts presented in the table above pertained to the preliminary purchase price allocation reported at the time of the Broadmark Merger based on information that was available to management at the time the consolidated financial statements were prepared. The preliminary purchase price allocation changed as the Company completed its analysis of the fair value of the assets acquired and liabilities assumed, which impacts the consolidated financial statements. Subsequent to the determination of the preliminary purchase price allocation, the Company recorded a measurement period adjustment based on the updated valuations obtained by decreasing net assets acquired and the total bargain purchase gain related to this transaction by $40.2 million.

The table below illustrates the aggregate consideration transferred, net assets acquired, and the related bargain purchase gain.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Fair value of net assets acquired	$867,123	$(40,228)	$826,895
Consideration transferred based on the value of common stock issued	637,229	—	637,229
Bargain purchase gain	$229,894	$(40,228)	$189,666

In the table above, the bargain purchase gain represents the fair value of the assets acquired and liabilities assumed in the Broadmark Merger which exceeds the fair value of the 62.2 million shares of common stock issued at $10.24 per share at the Effective Time. Gain on bargain purchase is recognized in the consolidated statements of operations.

The following pro-forma income and earnings (unaudited) of the combined company are presented as if the Broadmark Merger had occurred on January 1, 2024 and January 1, 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Selected Financial Data
Interest income	$234,119	$246,245	$466,473	$486,050
Interest expense	(183,167)	(172,876)	(366,972)	(333,860)
Recovery of (provision for) loan losses	18,871	(22,360)	45,415	(17,327)
Non-interest income	(82,393)	276,813	(185,021)	309,307
Non-interest expense	(66,239)	(65,526)	(144,101)	(132,242)
Income (loss) before provision for income taxes	$(78,809)	$262,296	$(184,206)	$311,928
Income tax benefit (expense)	48,579	(5,141)	78,790	(5,532)
Net income (loss)	$(30,230)	$257,155	$(105,416)	$306,396

Non-recurring pro-forma transaction costs directly attributable to the Broadmark Merger were $1.2 million for both the three months ended June 30, 2024 and 2023 and $1.6 million for both the six months ended June 30, 2024 and 2023, and have been deducted from the non-interest expense amount above. These costs included legal, accounting, valuation, and other professional or consulting fees directly attributable to the Broadmark Merger.

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

	June 30, 2024		December 31, 2023
(in thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Bridge	$1,267,122	$1,270,125	$1,444,770	$1,448,281
Fixed rate	186,857	184,707	247,476	241,674
Construction	841,695	842,854	1,207,783	1,212,526
Freddie Mac	—	—	9,500	9,719
SBA - 7(a)	1,020,826	1,028,043	995,974	1,003,323
Other	162,155	164,043	196,087	198,499
Total Loans, before allowance for loan losses	$3,478,655	$3,489,772	$4,101,590	$4,114,022
Allowance for loan losses	$(33,776)	$—	$(81,430)	$—
Total Loans, net	$3,444,879	$3,489,772	$4,020,160	$4,114,022
Loans in consolidated VIEs
Bridge	4,804,452	4,816,128	5,370,251	5,389,535
Fixed rate	773,230	772,576	790,068	790,967
SBA - 7(a)	201,343	214,415	213,892	227,636
Other	233,440	234,224	257,289	258,029
Total Loans, in consolidated VIEs, before allowance for loan losses	$6,012,465	$6,037,343	$6,631,500	$6,666,167
Allowance for loan losses on loans in consolidated VIEs	$(11,056)	$—	$(20,175)	$—
Total Loans, net, in consolidated VIEs	$6,001,409	$6,037,343	$6,611,325	$6,666,167
Loans, held for sale
Bridge	251,836	251,375	—	—
Fixed rate	38,051	39,826	—	—
Construction	356,753	359,208	—	—
Freddie Mac	12,046	12,266	20,955	20,729
SBA - 7(a)	71,281	65,842	59,421	55,769
Other	20,263	20,021	1,223	1,297
Total Loans, held for sale, before valuation allowance	$750,230	$748,538	$81,599	$77,795
Valuation allowance	$(217,719)	$—	$—	$—
Total Loans, held for sale	$532,511	$748,538	$81,599	$77,795
Loans, held for sale in consolidated VIEs
Bridge	$19,173	$19,173	$—	$—
Valuation allowance on loans, held for sale in consolidated VIEs	$(9,448)	$—	$—	$—
Total Loans, held for sale in consolidated VIEs	$9,725	$19,173	$—	$—
Total	$9,988,524	$10,294,826	$10,713,084	$10,857,984

In the table above, loans with the “Other” classification are generally LMM acquired loans that have nonconforming characteristics for the Fixed rate, Bridge, Construction, or Freddie Mac classifications due to loan size, rate type, collateral, or borrower criteria.

Loan vintage and credit quality indicators

The Company monitors the credit quality of its loan portfolio based on primary credit quality indicators, such as delinquency rates. Loans that are 30 days or more past due, provide an indication of the borrower’s capacity and willingness to meet its financial obligations. Total Loans, net includes Loans, net in consolidated VIEs and a specific allowance for loan losses of $8.2 million, including $1.9 million of PCD loan reserves as of June 30, 2024, and a specific allowance for loan losses of $57.1 million, including $21.4 million of PCD loan reserves, as of December 31, 2023.

The tables below summarize the classification, UPB, carrying value and gross write-offs of loans by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2024	2023	2022	2021	2020	Pre 2020	Total
June 30, 2024
Bridge	$6,086,253	$231,149	$255,672	$2,669,676	$2,643,443	$176,563	$93,405	$6,069,908
Fixed rate	957,283	—	—	110,625	181,427	90,094	576,876	959,022
Construction	842,854	—	107,206	156,856	103,290	12,866	459,407	839,625
SBA - 7(a)	1,242,458	94,112	148,941	344,158	283,853	109,300	238,443	1,218,807
Other	398,267	6,330	2,801	4,614	7,375	8,600	365,824	395,544
Total Loans, before general allowance for loan losses	$9,527,115	$331,591	$514,620	$3,285,929	$3,219,388	$397,423	$1,733,955	$9,482,906
General allowance for loan losses								$(36,618)
Total Loans, net								$9,446,288
Gross write-offs		$—	$1,273	$1,492	$2,890	$533	$5,511	$11,699
	UPB	2023	2022	2021	2020	2019	Pre 2019	Total
December 31, 2023
Bridge	$6,837,816	$323,648	$2,956,697	$2,949,521	$288,647	$166,266	$111,303	$6,796,082
Fixed rate	1,032,641	4,007	110,800	207,510	90,794	318,077	300,642	1,031,830
Construction	1,212,526	108,218	253,100	182,920	73,370	434,151	128,876	1,180,635
Freddie Mac	9,719	—	—	3,810	5,690	—	—	9,500
SBA - 7(a)	1,230,959	151,878	353,871	318,208	115,019	76,080	189,622	1,204,678
Other	456,528	2,599	4,877	18,549	8,708	43,724	374,776	453,233
Total Loans, before general allowance for loan losses	$10,780,189	$590,350	$3,679,345	$3,680,518	$582,228	$1,038,298	$1,105,219	$10,675,958
General allowance for loan losses								$(44,473)
Total Loans, net								$10,631,485
Gross write-offs		$100	$950	$3,236	$258	$360	$25,731	$30,635

The tables below present delinquency information on loans, net by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2024	2023	2022	2021	2020	Pre 2020	Total
June 30, 2024
Current	$9,103,724	$330,985	$497,155	$3,168,095	$3,029,683	$380,511	$1,664,385	$9,070,814
30 - 59 days past due	45,971	505	124	16,759	13,408	—	15,112	45,908
60+ days past due	377,420	101	17,341	101,075	176,297	16,912	54,458	366,184
Total Loans, before general allowance for loan losses	$9,527,115	$331,591	$514,620	$3,285,929	$3,219,388	$397,423	$1,733,955	$9,482,906
General allowance for loan losses								$(36,618)
Total Loans, net								$9,446,288
	UPB	2023	2022	2021	2020	2019	Pre 2019	Total
December 31, 2023
Current	$9,632,399	$574,507	$3,351,046	$3,409,643	$495,433	$881,868	$875,348	$9,587,845
30 - 59 days past due	172,355	582	59,988	80,684	510	22,586	7,148	171,498
60+ days past due	975,435	15,261	268,311	190,191	86,285	133,844	222,723	916,615
Total Loans, before general allowance for loan losses	$10,780,189	$590,350	$3,679,345	$3,680,518	$582,228	$1,038,298	$1,105,219	$10,675,958
General allowance for loan losses								$(44,473)
Total Loans, net								$10,631,485

The table below presents delinquency information on loans, net by portfolio.

(in thousands)	Current	30-59 days past due	60+ days past due	Total	Non-Accrual Loans	90+ days past due and Accruing
June 30, 2024
Bridge	$5,752,441	$25,074	$292,393	$6,069,908	$103,996	$119,009
Fixed rate	933,012	3,500	22,510	959,022	22,511	—
Construction	803,198	15,182	21,245	839,625	19,578	1,667
SBA - 7(a)	1,192,886	262	25,659	1,218,807	43,484	—
Other	389,277	1,890	4,377	395,544	2,822	—
Total Loans, before general allowance for loan losses	$9,070,814	$45,908	$366,184	$9,482,906	$192,391	$120,676
General allowance for loan losses				$(36,618)
Total Loans, net				$9,446,288
Percentage of loans outstanding	95.6%	0.5%	3.9%	100%	2.0%	1.3%
December 31, 2023
Bridge	$6,186,367	$87,163	$522,552	$6,796,082	$339,073	$—
Fixed rate	986,755	21,798	23,277	1,031,830	13,928	—
Construction	782,123	49,694	348,818	1,180,635	241,751	82,781
Freddie Mac	9,500	—	—	9,500	2,695	—
SBA - 7(a)	1,179,231	8,619	16,828	1,204,678	30,549	40
Other	443,869	4,224	5,140	453,233	6,005	—
Total Loans, before general allowance for loan losses	$9,587,845	$171,498	$916,615	$10,675,958	$634,001	$82,821
General allowance for loan losses				$(44,473)
Total Loans, net				$10,631,485
Percentage of loans outstanding	89.8%	1.6%	8.6%	100%	5.9%	0.8%

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

The table below presents quantitative information on the credit quality of loans, net.

	LTV(1)
(in thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
June 30, 2024
Bridge	$2,243	$85,672	$721,964	$4,974,660	$179,286	$106,083	$6,069,908
Fixed rate	3,227	30,987	437,170	466,402	19,940	1,296	959,022
Construction	21,019	4,521	147,031	569,839	91,895	5,320	839,625
SBA - 7(a)	13,798	69,428	218,269	353,621	228,658	335,033	1,218,807
Other	108,028	135,847	67,757	67,845	14,729	1,338	395,544
Total Loans, before general allowance for loan losses	$148,315	$326,455	$1,592,191	$6,432,367	$534,508	$449,070	$9,482,906
General allowance for loan losses							$(36,618)
Total Loans, net							$9,446,288
Percentage of loans outstanding	1.6%	3.4%	16.8%	67.8%	5.6%	4.8%
December 31, 2023
Bridge	$2,308	$97,309	$756,353	$5,781,651	$82,517	$75,944	$6,796,082
Fixed rate	5,222	36,021	449,804	517,628	19,965	3,190	1,031,830
Construction	25,173	94,856	532,730	355,631	119,191	53,054	1,180,635
Freddie Mac	—	—	2,995	6,505	—	—	9,500
SBA - 7(a)	10,627	56,061	172,743	404,102	226,327	334,818	1,204,678
Other	127,310	159,386	81,291	68,451	14,124	2,671	453,233
Total Loans, before general allowance for loan losses	$170,640	$443,633	$1,995,916	$7,133,968	$462,124	$469,677	$10,675,958
General allowance for loan losses							$(44,473)
Total Loans, net							$10,631,485
Percentage of loans outstanding	1.6%	4.2%	18.7%	66.8%	4.3%	4.4%

(1) LTV is calculated by dividing the current carrying amount by the most recent collateral value received. The most recent value for performing loans is often the third-party as-is valuation utilized during the original underwriting process.

The table below presents the geographic concentration of loans, net, secured by real estate.

Geographic Concentration (% of UPB)	June 30, 2024	December 31, 2023
Texas	18.8%	18.6%
California	11.8	11.4
Arizona	7.5	6.1
Florida	7.3	6.4
Georgia	6.8	7.1
Oregon	6.7	5.9
New York	4.6	4.8
North Carolina	4.3	4.1
Ohio	3.4	3.2
Washington	2.8	3.4
Other	26.0	29.0
Total	100.0%	100.0%

The table below presents the collateral type concentration of loans, net.

Collateral Concentration (% of UPB)	June 30, 2024	December 31, 2023
Multi-family	62.3%	60.9%
SBA	13.0	11.4
Mixed Use	8.5	8.4
Industrial	5.3	4.3
Retail	4.1	4.3
Office	3.5	4.4
Lodging	1.6	1.6
Other	1.7	4.7
Total	100.0%	100.0%

The table below presents the collateral type concentration of SBA loans within loans, net.

Collateral Concentration (% of UPB)	June 30, 2024	December 31, 2023
Lodging	22.0%	23.4%
Gasoline Service Stations	12.7	12.8
Eating Places	6.6	6.2
Child Day Care Services	5.6	5.6
Offices of Physicians	3.7	4.1
General Freight Trucking, Local	3.2	3.5
Grocery Stores	2.3	2.3
Coin-Operated Laundries and Drycleaners	1.7	1.9
Beer, Wine, and Liquor Stores	1.3	1.3
Funeral Service & Crematories	1.1	1.4
Other	39.8	37.5
Total	100.0%	100.0%

Allowance for credit losses

The allowance for credit losses consists of the allowance for losses on loans and lending commitments accounted for at amortized cost. Such loans and lending commitments are reviewed quarterly considering credit quality indicators, including probable and historical losses, collateral values, LTV ratios, and economic conditions.

The table below presents the allowance for loan losses by loan product and impairment methodology.

(in thousands)	Bridge	Fixed Rate	Construction	SBA - 7(a)	Other	Total
June 30, 2024
General	$12,732	$5,415	$5,840	$10,204	$2,427	$36,618
Specific	1,666	1,065	181	3,362	51	6,325
PCD	—	—	1,889	—	—	1,889
Ending balance	$14,398	$6,480	$7,910	$13,566	$2,478	$44,832
December 31, 2023
General	$17,302	$7,884	$3,722	$12,679	$2,886	$44,473
Specific	18,939	5,714	5,726	5,188	143	35,710
PCD	—	—	21,422	—	—	21,422
Ending balance	$36,241	$13,598	$30,870	$17,867	$3,029	$101,605

The table below presents a summary of the changes in the allowance for loan losses.

(in thousands)	Bridge	Fixed Rate	Construction	SBA - 7(a)	Other	Total
Three Months Ended June 30, 2024
Beginning balance	$13,181	$7,264	$23,755	$20,579	$2,644	$67,423
Provision for (recoveries of) loan losses	1,217	(784)	(12,579)	(4,409)	(166)	(16,721)
Charge-offs and sales	—	—	(3,266)	(2,680)	—	(5,946)
Recoveries	—	—	—	76	—	76
Ending balance	$14,398	$6,480	$7,910	$13,566	$2,478	$44,832
Three Months Ended June 30, 2023
Beginning balance	$40,319	$9,085	$373	$15,110	$2,893	$67,780
Provision for loan losses	3,538	4,523	7,935	2,012	466	18,474
PCD(1)	—	—	27,617	—	—	27,617
Charge-offs and sales	—	(1,404)	—	(402)	—	(1,806)
Recoveries	—	—	—	89	—	89
Ending balance	$43,857	$12,204	$35,925	$16,809	$3,359	$112,154
Six Months Ended June 30, 2024
Beginning balance	$36,241	$13,598	$30,870	$17,867	$3,029	$101,605
Recoveries of loan losses	(21,843)	(4,489)	(18,215)	(246)	(485)	(45,278)
Charge-offs and sales	—	(2,629)	(4,745)	(4,259)	(66)	(11,699)
Recoveries	—	—	—	204	—	204
Ending balance	$14,398	$6,480	$7,910	$13,566	$2,478	$44,832
Six Months Ended June 30, 2023
Beginning balance	$49,905	$6,531	$17,334	$14,299	$2,450	$90,519
Provision for (recoveries of) loan losses	(5,437)	7,177	7,872	3,407	909	13,928
PCD (1)	—	—	27,617	—	—	27,617
Charge-offs and sales	(611)	(1,504)	(16,898)	(1,015)	—	(20,028)
Recoveries	—	—	—	118	—	118
Ending balance	$43,857	$12,204	$35,925	$16,809	$3,359	$112,154
(1) Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Broadmark Merger.

The table above excludes $0.6 million and $3.6 million of allowance for loan losses on unfunded lending commitments as of June 30, 2024 and June 30, 2023, respectively. Refer to Note 3 – Summary of Significant Accounting Policies for more information on accounting policies, methodologies and judgment applied to determine the allowance for loan losses and lending commitments.

Non-accrual loans

A loan is placed on nonaccrual status when it is probable that principal and interest will not be collected under the original contractual terms. At that time, interest income is no longer accrued.

The table below presents information on non-accrual loans.

(in thousands)	June 30, 2024	December 31, 2023
Non-accrual loans
With an allowance	$178,046	$607,292
Without an allowance	14,345	26,709
Total recorded carrying value of non-accrual loans	$192,391	$634,001
Allowance for loan losses related to non-accrual loans	$(9,499)	$(50,796)
UPB of non-accrual loans	$203,666	$688,282

	June 30, 2024	June 30, 2023
Interest income on non-accrual loans for the three months ended	$52	$6,841
Interest income on non-accrual loans for the six months ended	$1,338	$14,690

Loan modifications made to borrowers experiencing financial difficulty

In certain situations, the Company may provide loan modifications to borrowers experiencing financial difficulty. These modifications may include interest rate reductions, principal forgiveness, term extensions, and other-than-insignificant payment delays intended to minimize the Company’s economic loss and to avoid foreclosure or repossession of collateral.

Three months ended June 30, 2024. During the three months ended June 30, 2024, the Company entered into 20 loan modifications with an aggregate carrying value of $519.0 million, or 5.5% of total loans, net. These modified loans include a combination of changes to the contractual terms which were in the form of term extensions, other-than-insignificant payment delays, and interest reductions.

There were 12 loans with an aggregate carrying value of $334.7 million, or 3.6% of loans, net, that were modified to include both term extensions and interest payment deferrals. The term extensions ranged between 3 and 27 months with a weighted average of 13 months added to the original loan term. Payment modifications include the reduction of interest payments to equal excess net operating income with the difference between the original rate and the interest collected due at maturity. In most cases, cash management accounts are set up for the loans and default interest is waived. There was 1 loan with a carrying value of $75.0 million, or 0.8% of loans, net that was modified to include both a term extension and interest rate reduction. The term extension was for 18 months added to the original loan term and the interest rate decreased from SOFR + 3.25% to a fixed rate of 6.0% from June 2024 to December 2024 and 6.5% from January 2025 to July 2025. There were 3 loans with an aggregate carrying value of $58.3 million, or 0.6% of loans, net that were modified by interest payment deferrals. The number of interest payments deferred ranged between 10 and 28 months with a weighted average of 17 months and include periods before the modification date. Payment modifications include the reduction of interest payments to equal excess net operating income with the difference between the original rate and the interest collected due at maturity. In most cases, cash management accounts are set up for the loans and default interest is waived. There were 4 loans with an aggregate carrying value of $51.0 million, or 0.5% of loans, net that were modified by a term extension. The term extensions ranged between 10 and 24 months with a weighted average of 18 months added to the original loan term.

Of the loans that were modified during the three months ended June 30, 2024, substantially all were on accrual status. During the three months ended June 30, 2024, $7.2 million of total capital was invested by the borrowers, substantially all in the form of payment towards past due interest or contribution to various reserve accounts.

Six months ended June 30, 2024. During the six months ended June 30, 2024, the Company entered into 24 loan modifications with an aggregate carrying value of $555.6 million, or 5.9% of total loans, net. These modified loans include a combination of changes to the contractual terms which were in the form of term extensions, other-than-insignificant payment delays, and interest reductions.

There were 13 loans with an aggregate carrying value of $360.0 million, or 3.8% of loans, net, that were modified to include both term extensions and interest payment deferrals. The term extensions ranged between 3 and 27 months with a weighted average of 12 months added to the original loan term. Payment modifications include the reduction of interest payments to equal excess net operating income with the difference between the original rate and the interest collected due at maturity. In most cases, cash management accounts are set up for the loans and default interest is waived. There was 1 loan with a carrying value of $75.0 million, or 0.8% of loans, net that was modified to include both a term extension and interest rate reduction. The term extension was for 18 months added to the original loan term and the interest rate decreased from SOFR + 3.25% to a fixed rate of 6.0% from June 2024 to December 2024 and 6.5% from January 2025 to July 2025. There were 7 loans with an aggregate carrying value of $62.3 million, or 0.7% of loans, net that were modified to include term extensions. The term extensions ranged between 6 and 24 months with a weighted average of 17 months added to the original loan term. There were 3 loans with an aggregate carrying value of $58.3 million, or 0.6% of loans, net that were modified by interest payment deferrals. The number of interest payments deferred ranged between 10 and 28 months with a weighted average of 17 months and include payments for periods before the modification date. Payment modifications include the reduction of interest payments to equal excess net operating income with the difference between the original rate and the interest collected due at maturity. In most cases, cash management accounts are set up for the loans and default interest is waived.

Of the loans that were modified during the six months ended June 30, 2024, substantially all were on accrual status. During the six months ended June 30, 2024, $7.2 million of total capital was invested by the borrowers, substantially all in the form of payment towards past due interest or contribution to various reserve accounts.

Three months ended June 30, 2023. During the three months ended June 30, 2023, the Company entered into 5 loan modifications with an aggregate carrying value of $382.0 million, or 3.7% of total loans, net. These modified loans include a combination of changes to the contractual terms which were in the form of term extensions and other-than-insignificant payment delays.

There were 4 loans with an aggregate carrying value of $381.9 million, or 3.7% of loans, net that were modified by a term extension. The term extensions ranged between 12 and 36 months with a weighted average of 18 months added to the original loan term. The largest loan with a carrying value of $357.4 million was modified in May 2023 to extend the maturity date of the loan from June 2023 to December 2024, or 18 months. The borrower was required to contribute $17.0 million, or 3.9% of the total carrying value of the loan, towards various reserve accounts. There was 1 loan with a carrying value of $0.1 million, or less than 0.1% of loans, net that was modified by interest payment deferrals of 9 months.

Of the loans that were modified during the three months ended June 30, 2023, substantially all were on accrual status as of June 30, 2024.

Six months ended June 30, 2023. During the six months ended June 30, 2023, the Company entered into 12 loan modifications with an aggregate carrying value of $434.4 million, or 4.2% of total loans, net. These modified loans include a combination of changes to the contractual terms which were in the form of term extensions and other-than-insignificant payment delays.

There were 9 loans with an aggregate carrying value of $405.2 million, or 3.9% of loans, net that were modified by term extensions. The term extensions ranged between 12 and 120 months with a weighted average of 18 months added to the original loan term. The largest loan with a carrying value of $357.4 million was modified in May 2023 to extend the maturity date of the loan from June 2023 to December 2024, or 18 months. The borrower was required to contribute $17.0 million, or 3.9% of the total carrying value of the loan, towards various reserve accounts. There was 1 SBA loan with a carrying value of less than $0.1 million with a 10 year term extension, which is included in the range. There was 1 loan with a carrying value of $28.4 million, or 0.3% of loans, net, that was modified to include both a term extension and an interest payment deferral. The loan was modified by a term extension for 18 months added to the original loan term and an interest payment deferral of 12 months. There were 2 loans with an aggregate carrying value of $0.8 million, or less than 0.1% of loans, net that were modified by interest payment deferrals. The payment deferrals ranged between 6 and 9 months with a weighted average of 6 months.

Of the loans that were modified during the six months ended June 30, 2023, substantially all were on accrual status as of June 30, 2024.

The remaining elements of the Company’s modification programs are generally considered insignificant and do not have a material impact on financial results.

Allowance for loan losses. The Company’s allowance for loan losses reflects estimates of expected life-time loan losses, which considers historical loan losses including losses from modified loans to borrowers experiencing financial difficulty. The Company continues to estimate the allowance for loan losses after modification using loan-specific inputs. As of June 30, 2024 and June 30, 2023, substantially all of the modified loans were performing in accordance with the modified contractual terms.

All loans with modifications disclosed in the previous twelve months are performing in accordance with their modified terms as of June 30, 2024.

On loans for which the Company determines foreclosure of the collateral is probable, expected losses are measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. As of June 30, 2024 and December 31, 2023, the Company’s total carrying amount of loans in the foreclosure process was $65.8 million and $95.0 million, respectively.

Lending commitments. For the three and six months ended June 30, 2024, lending commitments to borrowers experiencing financial difficulty for which the Company has modified the loan terms were $22.8 million and $23.3 million, respectively. For the three and six months ended June 30, 2023, lending commitments to borrowers experiencing financial difficulty for which the Company has modified the loan terms were not material.

PCD loans

During the three months ended June 30, 2023, the Company acquired PCD loans in connection with the Broadmark merger. Subsequent to the determination of the preliminary purchase price allocation, based on updated valuations obtained, the Company recorded a measurement period adjustment of $5.2 million to increase the PCD allowance. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Broadmark Merger.

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

The Company did not acquire any PCD loans during the three months ended June 30, 2024.

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

The final purchase price allocation associated with the closing of the Mosaic Mergers valued the CERs at approximately $25.0 million or $0.83 per CER. As of June 30, 2024, the CERs were valued at zero.

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

The table below presents financial instruments carried at fair value on a recurring basis.

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2024
Assets:
Money market funds (a)	$72,499	$—	$—	$72,499
Loans, held for sale	—	80,235	9,145	89,380
PPP loans (b)	—	230	—	230
MBS	—	30,174	—	30,174
Derivative instruments	—	14,382	—	14,382
Investment in unconsolidated joint ventures	—	—	6,974	6,974
Preferred equity investment (c)	—	—	108,423	108,423
Total assets	$72,499	$125,021	$124,542	$322,062
Liabilities:
Derivative instruments	—	2,638	—	2,638
Contingent consideration	—	—	3,926	3,926
Total liabilities	$—	$2,638	$3,926	$6,564
December 31, 2023
Assets:
Money market funds (a)	$100,238	$—	$—	$100,238
Loans, held for sale	—	81,599	—	81,599
Loans, net	—	—	9,348	9,348
PPP loans (b)	—	165	—	165
MBS	—	27,436	—	27,436
Derivative instruments	—	2,404	—	2,404
Investment in unconsolidated joint ventures	—	—	7,360	7,360
Preferred equity investment (c)	—	—	108,423	108,423
Total assets	$100,238	$111,604	$125,131	$336,973
Liabilities:
Derivative instruments	—	212	—	212
Contingent consideration	—	—	7,628	7,628
Total liabilities	$—	$212	$7,628	$7,840
(a) Money market funds are included in cash and cash equivalents on the consolidated balance sheets
(b) PPP loans are included in other assets on the consolidated balance sheets
(c) Preferred equity investment held through consolidated joint ventures are included in assets of consolidated VIEs on the consolidated balance sheets

The table below presents the valuation techniques and significant unobservable inputs used to value Level 3 financial instruments, using third party information without adjustment.

(in thousands)	Fair Value	Predominant Valuation Technique (a)	Type	Range	Weighted Average
June 30, 2024
Assets:
Investment in unconsolidated joint ventures	$6,974	Income Approach	Discount rate	9.0%	9.0%
Preferred equity investment	108,423	Income Approach	Discount rate	11.0%	11.0%
Total assets	$115,397
Liabilities:
Contingent consideration - Madison One	526	Monte Carlo Simulation Model	Net income volatility | Risk-adjusted discount rate	66.0% | 47.5%	66.0% | 47.5%
Total liabilities	$526
December 31, 2023
Assets:
Investment in unconsolidated joint ventures	$7,360	Income Approach	Discount rate	9.0%	9.0%
Preferred equity investment	108,423	Income Approach	Discount rate	10.0%	10.0%
Total assets	$115,783
Liabilities:
Contingent consideration- Mosaic CER dividends	1,591	Monte Carlo Simulation Model	Equity volatility | Risk-free rate of return | Discount rate	30.0% | 4.7% | 11.5%	30% | 4.7% | 11.5%
Contingent consideration- Mosaic CER units	6,037	Income approach and PWERM Model	Revaluation discount rate | Discount rate	12.0% | 11.5%	12.0% | 11.5%
Total liabilities	$7,628
(a) Prices are weighted based on the UPB of the loans and securities included in the range for each class.

Included within Level 3 assets of $124.5 million as of June 30, 2024 and $125.1 million as of December 31, 2023, is $9.1 million and $9.3 million, respectively, of quoted or transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value. Included within Level 3 liabilities of $3.9 million as of June 30, 2024 is $3.4 million of quoted or transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value.

The table below presents a summary of changes in fair value for Level 3 assets and liabilities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Assets:
Loans, net
Beginning balance	$—	$9,859	$9,348	$9,786
Unrealized gains (losses), net	—	(86)	680	(13)
Transfer to (from) Level 3	—	—	(10,028)	—
Ending balance	$—	$9,773	$—	$9,773
Loans, held for sale
Beginning balance	—	58,330	—	60,924
Sales / Principal payments	—	(11)	—	(22)
Unrealized gains (losses), net	—	(1,287)	—	(3,870)
Transfer to (from) Level 3	9,145	—	9,145	—
Ending balance	$9,145	$57,032	$9,145	$57,032
Investment in unconsolidated joint ventures
Beginning balance	7,169	7,913	7,360	8,094
Unrealized gains (losses), net	(195)	(182)	(386)	(363)
Ending balance	$6,974	$7,731	$6,974	$7,731
Preferred equity investment (1)
Beginning balance	106,548	108,423	108,423	108,423
Unrealized gains (losses), net	1,875	—	—	—
Ending balance	$108,423	$108,423	$108,423	$108,423
Total assets
Beginning balance	113,717	184,525	125,131	187,227
Sales / Principal payments	—	(11)	—	(22)
Unrealized gains (losses), net	1,680	(1,555)	294	(4,246)
Transfer to (from) Level 3	9,145	—	(883)	—
Ending balance	$124,542	$182,959	$124,542	$182,959
Liabilities:
Contingent consideration
Beginning balance	—	16,636	7,628	28,500
Sales / Principal payments	—	—	—	(9,000)
Realized losses (gains), net	—	—	(7,628)	—
Unrealized losses (gains), net	—	(1,070)	—	(3,934)
Merger (2)	3,926	—	3,926
Ending balance	$3,926	$15,566	$3,926	$15,566
(1) Preferred equity investment held through consolidated joint ventures are included in assets of consolidated VIEs on the consolidated balance sheets.

(2) Includes assets acquired and liabilities assumed as a result of the Madison One Acquisition. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Madison One Acquisition.

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

	June 30, 2024		December 31, 2023
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Loans, net	$9,446,288	$9,255,383	$10,622,137	$10,380,893
Loans, held for sale	452,856	452,856	—	—
Servicing rights	119,768	129,471	102,837	113,715
Total assets	$10,018,912	$9,837,710	$10,724,974	$10,494,608
Liabilities:
Secured borrowings	2,311,969	2,311,969	2,102,075	2,102,075
Securitized debt obligations of consolidated VIEs, net	4,407,241	4,361,392	5,068,453	5,022,057
Senior secured notes, net	417,040	395,879	345,127	317,239
Guaranteed loan financing	782,345	828,902	844,540	889,744
Corporate debt, net	767,271	717,056	764,908	731,104
Total liabilities	$8,685,866	$8,615,198	$9,125,103	$9,062,219

As of both June 30, 2024 and December 31, 2023, other assets and accounts payable and accrued liabilities are not carried at fair value but generally approximate fair value. Further details are presented in Note 18 – Other Assets and Other Liabilities.

Note 8. Servicing Rights

The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The Company’s servicing fees are specified by pooling and servicing agreements.

The table below presents information about servicing rights.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
SBA servicing rights, at amortized cost
Beginning net carrying amount	$31,343	$22,040	$29,536	$19,756
Additions	5,596	2,043	8,273	3,555
Amortization	(1,105)	(921)	(1,960)	(1,756)
Recovery (impairment)	(507)	1,166	(522)	2,773
Ending net carrying amount	$35,327	$24,328	$35,327	$24,328
Multi-family servicing rights, at amortized cost
Beginning net carrying amount	72,212	67,911	73,301	67,361
Additions	882	5,311	2,620	8,392
Amortization	(2,872)	(2,657)	(5,699)	(5,188)
Ending net carrying amount	$70,222	$70,565	$70,222	$70,565
USDA servicing rights, at amortized cost
Beginning net carrying amount	—	—	—	—
Additions	14,413	—	14,413	—
Amortization	(194)	—	(194)	—
Ending net carrying amount	$14,219	$—	$14,219	$—
Total servicing rights	$119,768	$94,893	$119,768	$94,893

The Company’s servicing rights are carried at amortized cost and evaluated quarterly for impairment. The Company estimates the fair value of these servicing rights by using a combination of internal models and data provided by third-party valuation experts. The assumptions used in the Company’s internal models include forward prepayment rates, forward default rates, discount rates, and servicing expenses.

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

The table below presents additional information about servicing rights.

	As of June 30, 2024		As of December 31, 2023
(in thousands)	UPB	Carrying Value	UPB	Carrying Value
SBA	$1,534,092	$35,327	$1,208,201	$29,536
Multi-family	5,885,203	70,222	5,689,872	73,301
USDA	506,131	14,219	—	—
Total	$7,925,426	$119,768	$6,898,073	$102,837

The table below presents significant assumptions used in the estimated valuation of servicing rights carried at amortized cost.

	June 30, 2024				December 31, 2023
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA servicing rights
Forward prepayment rate	1.5	-	21.6%	9.1%	0.0	-	4.5%	4.4%
Forward default rate	0.0	-	6.6%	6.3%	0.0	-	7.3%	7.0%
Discount rate	11.6	-	20.9%	12.2%	14.4	-	22.9%	14.6%
Servicing expense	0.4	-	0.4%	0.4%	0.4	-	0.4%	0.4%

Multi-family servicing rights
Forward prepayment rate	0.0	-	6.5%	5.6%	0.0	-	6.5%	5.4%
Forward default rate	0.0	-	0.9%	0.6%	0.0	-	0.9%	0.6%
Discount rate	6.0	-	6.0%	6.0%	6.0	-	6.0%	6.0%
Servicing expense	0.0	-	0.8%	0.1%	0.0	-	0.8%	0.1%

USDA servicing rights (1)
Forward prepayment rate	2.1	-	6.5%	5.6%	N/A		N/A	N/A
Discount rate	6.9	-	6.9%	6.9%	N/A		N/A	N/A
Servicing expense	0.3	-	0.3%	0.3%	N/A		N/A	N/A
(1) Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Madison One Acquisition

Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The table below presents the possible impact of 10% and 20% adverse changes to key assumptions on servicing rights.

(in thousands)	June 30, 2024	December 31, 2023
SBA servicing rights
Forward prepayment rate
Impact of 10% adverse change	$(1,164)	$(543)
Impact of 20% adverse change	$(2,261)	$(1,069)
Default rate
Impact of 10% adverse change	$(162)	$(165)
Impact of 20% adverse change	$(323)	$(328)
Discount rate
Impact of 10% adverse change	$(1,244)	$(1,530)
Impact of 20% adverse change	$(2,401)	$(2,922)
Servicing expense
Impact of 10% adverse change	$(2,258)	$(2,047)
Impact of 20% adverse change	$(4,515)	$(4,095)
Multi-family servicing rights
Forward prepayment rate
Impact of 10% adverse change	$(466)	$(491)
Impact of 20% adverse change	$(918)	$(965)
Default rate
Impact of 10% adverse change	$(14)	$(14)
Impact of 20% adverse change	$(27)	$(29)
Discount rate
Impact of 10% adverse change	$(2,238)	$(2,320)
Impact of 20% adverse change	$(4,365)	$(4,524)
Servicing expense
Impact of 10% adverse change	$(2,567)	$(2,587)
Impact of 20% adverse change	$(5,135)	$(5,173)
USDA servicing rights
Forward prepayment rate
Impact of 10% adverse change	$(804)	$—
Impact of 20% adverse change	$(1,543)	$—
Discount rate
Impact of 10% adverse change	$(485)	$—
Impact of 20% adverse change	$(942)	$—
Servicing expense
Impact of 10% adverse change	$(625)	$—
Impact of 20% adverse change	$(1,250)	$—

The table below presents estimated future amortization expense for servicing rights.

(in thousands)	June 30, 2024
2024	$10,183
2025	17,730
2026	15,673
2027	13,755
2028	12,074
Thereafter	50,353
Total	$119,768

Note 9. Discontinued Operations and Assets and Liabilities Held for Sale

In the fourth quarter of 2023, the Board approved a plan to strategically shift the Company’s core focus to LMM commercial real estate lending and government backed small business loans, which contemplates the disposition of assets and liabilities of the Company’s residential mortgage banking segment. Accordingly, the then Residential Mortgage Banking segment met the criteria to be classified as held for sale on the consolidated balance sheets, presented as discontinued operations on the consolidated statements of operations, and excluded from continuing operations for all periods presented. As of June 30, 2024, the Company sold $4.7 billion of residential mortgage servicing rights for net proceeds of $61.8 million as part of the Company’s disposition of its residential mortgage banking segment. The Company expects to complete the disposition of its residential mortgage banking segment in the current year.

The table below presents the assets and liabilities of the Residential Mortgage Banking segment classified as held for sale.

(in thousands)	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$20,438	$13,694
Restricted cash	5,666	6,314
Loans, net	3,860	2,778
Loans, held for sale	156,264	133,204
Loans eligible for repurchase from Ginnie Mae	89,679	86,872
Derivative instruments	—	847
Servicing rights(1)	125,795	188,855
Other assets	22,192	22,032
Total Assets	$423,894	$454,596
Liabilities
Secured borrowings	229,906	230,965
Liabilities for loans eligible for repurchase from Ginnie Mae	89,679	86,872
Derivative instruments	813	1,321
Accounts payable and other accrued liabilities	11,867	13,999
Total Liabilities	$332,265	$333,157
(1) Servicing rights are Level 3 assets that had been measured at fair value using the income approach valuation technique. Refer to Note 7- Fair Value Measurements for further details.

The table below presents the operating results of the Residential Mortgage Banking segment presented as discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Interest income	$2,121	$1,880	$3,962	$3,485
Interest expense	(2,755)	(2,313)	(5,285)	(3,839)
Net interest expense	$(634)	$(433)	$(1,323)	$(354)
Non-interest income
Residential mortgage banking activities	11,353	9,884	20,595	19,053
Net realized gain (loss) on financial instruments	2,938	—	2,938	—
Net unrealized gain (loss) on financial instruments	(7,219)	8,818	(7,219)	2,725
Servicing income, net of amortization and impairment	8,472	9,393	17,888	18,754
Other income	4	23	8	54
Total non-interest income	$15,548	$28,118	$34,210	$40,586
Non-interest expense
Employee compensation and benefits	(5,818)	(5,295)	(11,502)	(10,707)
Variable expenses on residential mortgage banking activities	(8,122)	(6,574)	(14,208)	(12,059)
Professional fees	(259)	(123)	(412)	(297)
Loan servicing expense	(2,412)	(2,221)	(4,741)	(4,029)
Other operating expenses	(2,002)	(1,684)	(3,836)	(3,393)
Total non-interest expense	$(18,613)	$(15,897)	$(34,699)	$(30,485)
Income (loss) from discontinued operations before provision for income taxes	(3,699)	11,788	(1,812)	9,747
Income tax (provision) benefit	925	(2,947)	453	(2,437)
Net income (loss) from discontinued operations	$(2,774)	$8,841	$(1,359)	$7,310

Note 10. Secured Borrowings

The table below presents certain characteristics of secured borrowings.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	June 30, 2024	December 31, 2023
3	SBA loans	October 2024 - March 2025	SOFR + 2.83% Prime - 0.82%	$250,000	$238,184	$189,015	$117,115
1	LMM loans - USD	February 2025	SOFR + 1.35%	80,000	2,652	2,645	20,729
1	LMM loans - Non-USD (4)	January 2025	EURIBOR + 3.00%	214,264	45,127	32,648	12,079
Total borrowings under credit facilities and other financing agreements				$544,264	$285,963	$224,308	$149,923
9	LMM loans	November 2024 - November 2026	SOFR + 3.18%	4,306,000	2,828,152	1,758,071	1,677,885
1	LMM loans - Non-USD (4)	Matured	EURIBOR + 3.00%	—	—	—	45,031
7	MBS	July 2024 - June 2025	7.95%	329,590	596,798	329,590	229,236
Total borrowings under repurchase agreements				$4,635,590	$3,424,950	$2,087,661	$1,952,152
Total secured borrowings				$5,179,854	$3,710,913	$2,311,969	$2,102,075
(1) Represents the total number of facility lenders.
(2) Current maturity does not reflect extension options available beyond original commitment terms.
(3) Asset class pricing is determined using an index rate plus a weighted average spread.
(4) Non-USD denominated credit facilities and repurchase agreements have been converted into USD for purposes of this disclosure.

In the table above, the agreements governing secured borrowings require maintenance of certain financial and debt covenants. As of both June 30, 2024 and December 31, 2023, certain financing counterparties covenants calculations were amended to exclude the PPPLF from certain covenant calculations. As of both June 30, 2024 and December 31, 2023 the Company was in compliance with all debt and financial covenants.

The table below presents the carrying value of collateral pledged with respect to secured borrowings outstanding.

	Pledged Assets Carrying Value
(in thousands)	June 30, 2024	December 31, 2023
Collateral pledged - borrowings under credit facilities and other financing agreements
Loans, held for sale	$24,186	$43,365
Loans, net	261,777	169,147
Total	$285,963	$212,512
Collateral pledged - borrowings under repurchase agreements
Loans, net	2,117,106	2,560,725
MBS	80,093	20,770
Retained interest in assets of consolidated VIEs	516,705	356,772
Loans, held for sale	579,866	9,349
Real estate acquired in settlement of loans	131,180	160,455
Total	$3,424,950	$3,108,071
Total collateral pledged on secured borrowings	$3,710,913	$3,320,583

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

ReadyCap Holdings’ and the SSN Guarantors’ respective obligations under the Senior Secured Notes are secured by a perfected first-priority lien on certain capital stock and assets (collectively, the “SSN Collateral”) owned by certain subsidiaries of the Company.

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

The Senior Secured Notes were issued pursuant to a note purchase agreement, which contains certain customary negative covenants and requirements relating to the collateral and our company, ReadyCap Holdings, and the SSN Guarantors, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and limitations on transactions with affiliates.

Ready Term Holdings, LLC (“Ready Term Holdings”) term loan due 2029. On April 12, 2024, Ready Term Holdings, an indirect subsidiary of the Company, entered into a credit agreement which provides for a delayed draw term loan to the Company in an aggregate principal amount not to exceed $115.25 million (the “Term Loan”). The Term Loan is fully and unconditionally guaranteed by the Company and other direct or indirect subsidiaries of the Company from time to time that pledge collateral to secure the Term Loan (collectively, the “Term Loan Guarantors”).

Ready Term Holdings’ and the Term Loan Guarantors’ respective obligations under the Term Loan are secured by a perfected first-priority lien on certain capital stock and assets (collectively, the “Term Loan Collateral”) owned by certain subsidiaries of the Company.

The Term Loan matures on April 12, 2029, and may be drawn at any time on or prior to January 12, 2025, subject to the satisfaction of customary conditions. The Company borrowed $75.0 million in connection with the initial closing of the Term Loan. The Term Loan bears interest on the outstanding principal amount thereof at a rate equal to (a) SOFR plus 5.50% per annum or (b) base rate plus 4.50% per annum; provided that if at any time the Term Loan is rated below investment grade, the interest rate shall increase to (x) SOFR plus 6.50% per annum or (y) base rate plus 5.50% per annum until the rating is no longer below investment grade. In connection with the entry into the credit agreement, the Company also agreed to pay certain upfront fees on the initial borrowing date. The Company will also pay, with respect to any unused portion of the Term Loan, a commitment fee of 1.00% per annum.

The Term Loan was issued pursuant to a credit agreement, which contains certain customary representations and warranties and affirmative and negative covenants and requirements relating to the collateral and our Company, Ready Term Holdings, and the Term Loan Guarantors, including maintenance of a minimum asset coverage ratio.

As of June 30, 2024, the Company was in compliance with all covenants with respect to the Senior Secured Notes and the Term Loan.

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

In addition, in connection with the Broadmark Merger, RCC Merger Sub, a wholly owned subsidiary of the operating partnership, assumed Broadmark’s obligations on certain senior unsecured notes. The note purchase agreement governing these notes contain financial covenants that require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as other customary affirmative and negative covenants.

As of June 30, 2024, the Company was in compliance with all covenants with respect to Corporate debt.

The Debt ATM Agreement

On May 20, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”), pursuant to which it may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and the Company. No such sales through the Debt ATM Program were made during the three or six months ended June 30, 2024 or June 30, 2023, respectively.

The table below presents information about senior secured notes and corporate debt.

(in thousands)	Coupon Rate	Maturity Date	June 30, 2024
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Term loan principal amount(2)	SOFR + 5.50%	4/12/2029	75,000
Unamortized discount - Term loan			(2,740)
Unamortized deferred financing costs - Senior secured notes			(5,220)
Total senior secured notes, net			$417,040
Corporate debt principal amount(3)	5.50%	12/30/2028	110,000
Corporate debt principal amount(4)	6.20%	7/30/2026	104,614
Corporate debt principal amount(4)	5.75%	2/15/2026	206,270
Corporate debt principal amount(5)	6.125%	4/30/2025	120,000
Corporate debt principal amount(6)	7.375%	7/31/2027	100,000
Corporate debt principal amount(7)	5.00%	11/15/2026	100,000
Unamortized discount - corporate debt			(5,730)
Unamortized deferred financing costs - corporate debt			(4,133)
Junior subordinated notes principal amount(8)	SOFR + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(9)	SOFR + 3.10%	4/30/2035	21,250
Total corporate debt, net			$767,271
Total carrying amount of debt			$1,184,311
(1) Interest on the senior secured notes is payable semiannually on April 20 and October 20 of each year.
(2) Interest on the term loan is payable quarterly on January 12, April 12, July 12, and October 12 of each year.
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
(8) Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(9) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.

The table below presents the contractual maturities for senior secured notes and corporate debt.

(in thousands)	June 30, 2024
2024	$—
2025	120,000
2026	760,884
2027	100,000
2028	110,000
Thereafter	111,250
Total contractual amounts	$1,202,134
Unamortized deferred financing costs, discounts, and premiums, net	(17,823)
Total carrying amount of debt	$1,184,311

Note 12. Guaranteed Loan Financing

Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment in the consolidated balance sheets and the portion sold is recorded as guaranteed loan financing in the liabilities section of the consolidated balance sheets. For these partial loan sales, the interest earned on the entire loan balance is recorded as interest income and the interest earned by the buyer in the partial loan sale is recorded within interest expense in the accompanying consolidated statements of operations. Guaranteed loan financings are secured by loans of $782.7 million and $845.0 million as of June 30, 2024 and December 31, 2023, respectively.

The table below presents guaranteed loan financing and the related interest rates and maturity dates.

	Weighted Average	Range of	Range of
(in thousands)	Interest Rate	Interest Rates	Maturities (Years)	Ending Balance
June 30, 2024	9.17%	1.45-10.50%	2024-2048	$782,345
December 31, 2023	9.17%	1.45-10.50%	2023-2048	$844,540

The table below presents the contractual maturities of guaranteed loan financing.

(in thousands)	June 30, 2024
2024	$182
2025	414
2026	1,914
2027	7,778
2028	8,614
Thereafter	763,443
Total	$782,345

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

Consolidated VIEs

The Company consolidates variable interests held in an acquired joint venture investment for which it is the primary beneficiary. The equity held by the remaining owners and their portions of net income (loss) are reflected in stockholders’ equity on the consolidated balance sheets as Non-controlling interests and in the consolidated statements of operations as Net income attributable to noncontrolling interests, respectively. As of June 30, 2024 and December 31, 2023, income and expenses on joint venture investments identified as consolidated VIEs were not material.

The table below presents assets and liabilities of consolidated VIEs.

(in thousands)	June 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$4	$671
Restricted cash	22,778	93,240
Loans, net	6,001,409	6,611,325
Loans, held for sale	9,725	—
Preferred equity investment (1)	108,423	108,423
Other assets	108,231	83,486
Total assets	$6,250,570	$6,897,145
Liabilities:
Securitized debt obligations of consolidated VIEs, net	4,407,241	5,068,453
Due to third parties	2,773	2,944
Accounts payable and other accrued liabilities	1	34
Total liabilities	$4,410,015	$5,071,431
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

The table below presents additional information on the Company’s securitized debt obligations.

	June 30, 2024			December 31, 2023
	Current		Weighted	Current		Weighted
	Principal	Carrying	Average	Principal	Carrying	Average
(in thousands)	Balance	value	Interest Rate	Balance	value	Interest Rate
ReadyCap Lending Small Business Trust 2019-2	$25,512	$25,512	8.0%	$32,175	$32,175	7.6%
ReadyCap Lending Small Business Trust 2023-3	114,485	112,549	8.6	121,527	119,308	8.5
Sutherland Commercial Mortgage Trust 2017-SBC6	277	277	5.0	1,550	1,532	5.0
Sutherland Commercial Mortgage Trust 2019-SBC8	97,659	96,256	2.9	105,281	103,733	2.9
Sutherland Commercial Mortgage Trust 2021-SBC10	69,979	68,902	1.6	81,214	79,952	1.6
ReadyCap Commercial Mortgage Trust 2015-2	1,758	1,688	5.1	1,902	1,753	5.1
ReadyCap Commercial Mortgage Trust 2016-3	8,901	8,670	5.3	9,038	8,723	5.2
ReadyCap Commercial Mortgage Trust 2018-4	52,078	50,569	4.6	53,052	51,309	4.5
ReadyCap Commercial Mortgage Trust 2019-5	84,579	80,128	4.9	88,520	83,529	4.7
ReadyCap Commercial Mortgage Trust 2019-6	192,110	188,680	3.4	199,379	195,496	3.4
ReadyCap Commercial Mortgage Trust 2022-7	194,429	188,188	4.2	195,866	188,995	4.2
Ready Capital Mortgage Financing 2021-FL5	113,339	113,339	7.4	273,681	273,623	6.6
Ready Capital Mortgage Financing 2021-FL6	242,920	242,920	6.9	417,782	416,467	6.4
Ready Capital Mortgage Financing 2021-FL7	552,629	552,131	7.1	586,117	583,771	6.7
Ready Capital Mortgage Financing 2022-FL8	789,968	788,547	7.5	808,671	805,220	7.0
Ready Capital Mortgage Financing 2022-FL9	453,978	451,260	8.5	511,622	505,917	8.1
Ready Capital Mortgage Financing 2022-FL10	577,204	572,469	8.2	654,116	646,141	7.8
Ready Capital Mortgage Financing 2023-FL11	429,849	427,051	8.2	473,481	468,307	8.2
Ready Capital Mortgage Financing 2023-FL12	440,609	437,381	8.1	507,646	500,882	8.0
Total	$4,442,263	$4,406,517	7.2%	$5,122,620	$5,066,833	6.9%

The table above excludes non-company sponsored securitized debt obligations of $0.7 million and $1.6 million that are included in the consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.

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

The table below reflects variable interests in identified VIEs for which the Company is not the primary beneficiary.

	Carrying Amount		Maximum Exposure to Loss (1)
(in thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
MBS (2)	$27,364	$26,301	$27,364	$26,301
Investment in unconsolidated joint ventures	134,602	133,321	134,602	133,321
Total assets in unconsolidated VIEs	$161,966	$159,622	$161,966	$159,622
(1) Maximum exposure to loss is limited to the greater of the fair value or carrying value of the assets as of the consolidated balance sheet date.
(2) Retained interest in other third party sponsored securitizations.

Note 14. Interest Income and Interest Expense

Interest income and expense are recorded in the consolidated statements of operations and classified based on the nature of the underlying asset or liability.

The table below presents the components of interest income and expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Interest income
Loans, net
Bridge	$146,418	$165,788	$294,691	$326,219
Fixed rate	11,693	12,164	23,959	25,192
Construction	25,963	22,337	56,131	34,503
SBA - 7(a)	31,945	15,335	63,235	30,256
PPP (1)	127	3,435	428	6,442
Other	8,218	7,857	16,003	16,232
Total loans, net (2)	$224,364	$226,916	$454,447	$438,844
Loans, held for sale
Bridge	124	—	124	—
Fixed rate	264	701	264	1,436
Construction	4,400	—	4,400	—
Other	538	24	756	31
Total loans, held for sale (2)	$5,326	$725	$5,544	$1,467
Investments held to maturity (1)	14	12	27	20
Preferred equity investment (2)	3,439	2,193	4,523	4,361
MBS	976	1,158	1,932	2,280
Total interest income	$234,119	$231,004	$466,473	$446,972
Interest expense
Secured borrowings	(51,500)	(47,282)	(99,138)	(92,502)
PPPLF borrowings (3)	(24)	(124)	(52)	(288)
Securitized debt obligations of consolidated VIEs	(94,476)	(99,558)	(194,728)	(190,159)
Guaranteed loan financing	(17,782)	(4,693)	(36,290)	(9,565)
Senior secured notes	(6,368)	(4,397)	(10,749)	(8,778)
Convertible note	—	(2,188)	—	(4,376)
Corporate debt	(13,017)	(11,979)	(26,015)	(23,421)
Total interest expense	$(183,167)	$(170,221)	$(366,972)	$(329,089)
Net interest income before provision for loan losses	$50,952	$60,783	$99,501	$117,883
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

For derivative instruments where the Company has not elected hedge accounting, fair value adjustments are recorded in earnings. The fair value adjustments for interest rate swaps, along with the related interest income, interest expense and gains (losses) on termination of such instruments, are reported as a net realized gain on financial instruments in the consolidated statements of operations.

As described in Note 3, for qualifying cash flow hedges, the change in the fair value of derivatives is recorded in OCI and not recognized in the consolidated statements of operations. Derivative movements impacting earnings are recognized on a consistent basis with the classification of the hedged item, primarily interest expense. The ineffective portions of the cash flow hedges are immediately recognized in earnings.

The table below presents average notional derivative amounts, as this is the most relevant measure of volume, and derivative assets and liabilities by type. Refer to Note 22 for further details on derivative assets and liabilities by product type.

		June 30, 2024			December 31, 2023
		Notional	Derivative	Derivative	Notional	Derivative	Derivative
(in thousands)	Primary Underlying Risk	Amount	Asset	Liability	Amount	Asset	Liability
Interest Rate Swaps - not designated as hedges	Interest rate risk	$26,300	$4,380	$—	$183,081	$12,349	$—
Interest Rate Swaps - designated as hedges	Interest rate risk	546,620	51,390	(2,038)	416,139	24,463	—
FX forwards	Foreign exchange rate risk	62,166	343	(600)	39,447	—	(212)
Total		$635,086	$56,113	$(2,638)	$638,667	$36,812	$(212)

The table below presents gains and losses on derivatives.

	Net Realized	Net Unrealized
(in thousands)	Gain (Loss)	Gain (Loss)
Three Months Ended June 30, 2024
Interest rate swaps	$3,566	$(1,803)
FX forwards	912	—
Total	$4,478	$(1,803)
Three Months Ended June 30, 2023
Interest rate swaps	$9,682	$3,853
FX forwards	745	(1,364)
Total	$10,427	$2,489
Six Months Ended June 30, 2024
Interest rate swaps	$7,958	$5,083
FX forwards	912	—
Total	$8,870	$5,083
Six Months Ended June 30, 2023
Interest rate swaps	$13,368	$(4,606)
FX forwards	745	(1,826)
Total	$14,113	$(6,432)

In the table above:

●	Gains (losses) on interest rate swaps and FX forwards are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of operations.
●	For qualifying hedges of interest rate risk on interest rate swaps, the effective portion relating to the unrealized gain (loss) on derivatives are recorded in AOCI.

The table below summarizes the gains and losses on derivatives which have qualified for hedge accounting.

(in thousands)	Derivatives - effective portion reclassified from AOCI to income	Derivatives - effective portion recorded in OCI	Total change in OCI for period
Interest rate swaps
Three Months Ended June 30, 2024	$(278)	$(1,718)	$(1,440)
Three Months Ended June 30, 2023	$(294)	$2,199	$2,493
Six Months Ended June 30, 2024	$(561)	$4,244	$4,805
Six Months Ended June 30, 2023	$(592)	$(1,904)	$(1,312)

In the table above:

●	Forecasted transactions on interest rates consists of benchmark interest rate hedges of SOFR and LIBOR-indexed floating-rate liabilities.
●	Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.
●	Amounts recorded in OCI for the period represents after tax amounts.

Note 16. Real Estate Owned, Held for Sale

The table below presents details on the real estate owned, held for sale portfolio.

(in thousands)	June 30, 2024	December 31, 2023
Acquired Portfolio:
Mixed use	$9,658	$8,535
Multi-family	35,589	73,745
Lodging	5,035	14,010
Residential	11,977	23,064
Office	6,630	6,901
Land	74,478	86,375
Total Acquired REO (1)	$143,367	$212,630
Other REO Held for Sale:
Office	10,683	5,983
Mixed use	4,247	4,247
Multi-family	27,892	28,139
Other	1,694	1,950
Total Other REO	$44,516	$40,319
Total real estate owned, held for sale	$187,883	$252,949
(1) Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Broadmark Merger.

In the table above, Other REO excludes $3.4 million and $1.9 million as of June 30, 2024 and December 31, 2023, respectively, of real estate owned, held for sale within consolidated VIEs.

Subsequent to the determination of the preliminary purchase price allocation, based on updated valuations obtained, the Company recorded a measurement period adjustment of $23.7 million to decrease the value of real estate owned, held for sale in connection with the Broadmark Merger. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Broadmark Merger.

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

The table below presents the management fee payable to the Manager.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Management fee - total	$6.2 million	$5.8 million	$12.8 million	$10.9 million
Management fee - amount unpaid	$12.8 million	$10.9 million	$12.8 million	$10.9 million

Incentive distribution. The Manager is entitled to an incentive distribution in an amount equal to the product of (i) 15% and (ii) the excess of (a) core earnings as defined in the partnership agreement (IFCE) on a rolling four-quarter basis over (b) an amount equal to 8.00% per annum multiplied by the weighted average of the issue price per share of the common stock or OP units multiplied by the weighted average number of shares of common stock outstanding, provided that IFCE over the prior twelve calendar quarters is greater than zero. For purposes of determining the incentive distribution payable to the Manager, incentive fee core earnings (“IFCE”) is defined under the partnership agreement of the operating partnership as GAAP net income (loss) of the Operating Partnership excluding non-cash equity compensation expense, the expenses incurred in connection with the Operating Partnership's formation or continuation, the incentive distribution, real estate depreciation and amortization (to the extent that the Company forecloses on any properties underlying its assets) and any unrealized gains, losses, or other non-cash items recorded in the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the independent directors.

The table below presents the Incentive fee payable to the Manager.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Incentive fee distribution - total	$—	$0.1 million	$—	$1.8 million
Incentive fee distribution - amount unpaid	$—	$1.8 million	$—	$1.8 million

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

Expense reimbursement. In addition to the management fees and incentive distribution described above, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company and for certain services provided by the Manager to the Company. Expenses incurred by the Manager and reimbursed by the Company are typically included in salaries and benefits or general and administrative expense in the consolidated statements of operations.

The table below presents reimbursable expenses payable to the Manager.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reimbursable expenses payable to Manager - total	$3.3 million	$2.8 million	$6.1 million	$5.7 million
Reimbursable expenses payable to Manager - amount unpaid	$3.0 million	$2.8 million	$3.0 million	$2.8 million

Co-Investment with Manager

On July 15, 2022, the Company closed on a $125.0 million commitment to invest into a parallel vehicle, Waterfall Atlas Anchor Feeder, LLC (the “Fund”), a fund managed by the Manager, in exchange for interests in the Fund. In exchange for the Company’s commitment, the Company is entitled to 15% of any carried interest distributions received by the general partner of the Fund such that over the life of the Fund, the Company receives an internal rate of return of 1.5% over the internal rate of return of the Fund. The Fund focuses on commercial real estate equity through the acquisition of distressed and value-add real estate across property types with local operating partners. As of June 30, 2024, the Company has contributed $61.2 million of cash into the Fund for a remaining commitment of $63.8 million.

Note 18. Other Assets and Other Liabilities

The table below presents the composition of other assets and other liabilities.

(in thousands)	June 30, 2024	December 31, 2023
Other assets:
Goodwill	$49,091	$38,530
Deferred loan exit fees	30,175	32,271
Accrued interest	65,498	64,504
Due from servicers	35,759	20,780
Intangible assets	28,704	17,749
Receivable from third party	32,895	36,519
Deferred financing costs	9,994	9,544
Deferred tax asset	21,085	—
Tax receivable	61,526	3,069
Right-of-use lease asset	3,957	2,539
PPP receivables	23,735	34,597
Investments held to maturity	3,446	3,446
Purchased future receivables, net	2,093	9,483
Other	11,455	27,144
Other assets	$379,413	$300,175
Accounts payable and other accrued liabilities:
Accrued salaries, wages and commissions	20,028	33,961
Accrued interest payable	38,545	35,373
Servicing principal and interest payable	10,360	6,249
Deferred tax liability	32,977	32,977
Repair and denial reserve	7,580	6,974
Payable to related parties	12,854	7,038
PPP liabilities	24,830	36,182
Accrued professional fees	3,235	5,354
Lease payable	9,384	8,205
Other	44,973	35,168
Total accounts payable and other accrued liabilities	$204,766	$207,481

In the table above, investments held to maturity was $3.4 million as of both June 30, 2024 and December 31, 2023. As of both June 30, 2024 and December 31, 2023 substantially all of the investments held to maturity consisted of multi-family preferred equities with maturities of one through five years and a weighted average interest rate of 10.0%. The provision for credit losses on held to maturity securities was not material for the three and six months ended June 30, 2024 or June 30, 2023.

Goodwill

The table below presents the carrying value of goodwill by reportable segment.

(in thousands)	June 30, 2024	December 31, 2023
LMM Commercial Real Estate	$27,324	$27,324
Small Business Lending	21,767	11,206
Total	$49,091	$38,530

Intangible assets

The table below presents information on intangible assets.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2024
Amortized intangible assets:
Internally developed software	$14,107	$5,161	$8,946
Customer relationships	6,799	1,043	5,756
Broker network	9,300	1,284	8,016
Other	3,182	696	2,486
Unamortized intangible assets:
Trade name	2,500	—	2,500
SBA license	1,000	—	1,000
Total intangible assets	$36,888	$8,184	$28,704
December 31, 2023
Amortized intangible assets:
Internally developed software	$11,840	$3,884	$7,956
Customer relationships	6,800	865	5,935
Other	2,080	1,722	358
Unamortized intangible assets:
Trade name	2,500	—	2,500
SBA license	1,000	—	1,000
Total intangible assets	$24,220	$6,471	$17,749

The amortization expense related to intangible assets was $0.9 million and $1.7 million for the three and six months ended June 30, 2024 and $0.4 million and $0.8 million for the three and six months ended June 30, 2023, respectively. Such amounts are recorded as other operating expenses in the consolidated statements of operations.

The table below presents amortization expense related to finite-lived intangible assets for the subsequent five years.

(in thousands)	June 30, 2024
2024	$2,168
2025	4,204
2026	3,554
2027	3,434
2028	2,407
Thereafter	9,437
Total	$25,204

Note 19. Other Income and Operating Expenses

The table below presents the composition of other income and operating expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Other income:
Origination income	$2,473	$6,316	$5,130	$10,928
Change in repair and denial reserve	(959)	527	(2,166)	328
ERC consulting income	95	8,481	2,586	18,156
Other	4,988	3,308	16,873	9,612
Total other income	$6,597	$18,632	$22,423	$39,024
Other operating expenses:
Origination costs	1,415	1,744	3,229	3,399
Technology expense	2,232	1,578	4,825	3,090
Impairment on real estate	9,130	—	26,102	3,418
Rent and property tax expense	1,372	1,043	3,690	2,111
Recruiting, training and travel expense	525	722	1,232	1,353
Marketing expense	350	220	749	532
Bad debt expense - ERC	1,808	—	3,621	—
Other	4,970	4,250	8,541	8,263
Total other operating expenses	$21,802	$9,557	$51,989	$22,166

Note 20. Redeemable Preferred Stock and Stockholders’ Equity

Common stock dividends

The table below presents dividends declared by the Board on common stock during the last twelve months.

Declaration Date	Record Date	Payment Date	Dividend per Share
May 15, 2023	May 30, 2023	June 15, 2023	$0.26
May 15, 2023	June 30, 2023	July 31, 2023	$0.14
September 15, 2023	September 29, 2023	October 31, 2023	$0.36
December 14, 2023	December 29, 2023	January 31, 2024	$0.30
March 15, 2024	March 28, 2024	April 30, 2024	$0.30
June 14, 2024	June 28, 2024	July 31, 2024	$0.30

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

In 2024, 2023, and 2022, the Company granted 615,022, 413,852, and 327,692, respectively, of time-based RSAs under the 2013 Equity Incentive Plan and the 2023 Equity Incentive Plan to certain key employees. These awards generally vest ratably in equal annual installments over a three-year period based solely on continued employment or service. The Company further granted in these years 126,930, 75,639, and 45,162, respectively, of time-based RSAs and RSUs to directors of the Company, which vest ratably in equal installments quarterly over a one-year period. Directors may elect to receive RSAs or RSUs that have a deferred settlement date of their choosing. Dividends are paid on all above-mentioned time-based awards, vested and non-vested.

Additionally, as part of the Broadmark Merger, the Company assumed the Broadmark RSU Awards outstanding immediately prior to the Effective Time and converted them into 736,666 Company RSUs after applying the Exchange Ratio, of which 1,230 Company RSUs remain outstanding. The Broadmark RSU Awards have the same terms and conditions as were applicable to them immediately prior to the Effective Time and, accordingly, are not dividend eligible.

The table below summarizes RSU and RSA activity, excluding performance-based equity awards. See below for further details on performance-based equity awards.

	Restricted Stock Units/Awards
(in thousands, except share data)	Number of shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, December 31, 2023	747,808	$9,888	$13.22
Granted	768,407	6,993	9.10
Vested	(325,918)	(4,110)	12.61
Forfeited	(58,937)	(609)	10.33
Outstanding, March 31, 2024	1,131,360	$12,162	$10.75
Granted	2,760	25	9.06
Vested	(60,154)	(592)	9.84
Forfeited	(65,872)	(699)	10.61
Outstanding, June 30, 2024	1,008,094	$10,896	$10.81

The Company recognized $1.9 million and $3.8 million for the three and six months ended June 30, 2024, respectively, and $2.0 million and $3.9 million for the three and six months ended June 30, 2023, respectively, of non-cash compensation expense related to its stock-based incentive plan in the consolidated statements of operations. As of June 30, 2024 and December 31, 2023, approximately $10.9 million and $9.9 million, respectively, of non-cash compensation expense related to unvested awards had not yet been charged to net income. These costs are expected to be amortized into compensation expense ratably over the course of the remaining vesting periods.

Performance-based equity awards under the 2023 Equity Incentive Plan

2024 performance-based RSUs. In February 2024, the Company granted, to certain key employees, 132,450 performance-based RSUs at a grant date fair value of $9.06 per performance-based RSU. Subject to the pre-established metrics achieved during the performance period, the actual number of shares that the key employees receive at the end of the performance period remains at risk and subject to forfeiture. The fair value of the performance-based RSUs is recorded as compensation expense over the performance period and will cliff vest at the end of the performance period, with an offsetting increase in stockholders’ equity.

Performance-based equity awards under the 2013 Equity Incentive Plan

2023 performance-based RSUs. In June 2023, the Company granted, to certain key employees, 222,552 performance-based RSUs at a grant date fair value of $10.11 per performance-based RSU, which may be earned based on the achievement of performance goals by the end of 2024 in relation to the Broadmark Merger. The awards are allocated 30% to awards that may be earned based on cost savings in 2024 as a percentage of the pre-merger Broadmark expense run rate, 15% to awards that may be earned based on the volume of Broadmark product originated from the time of the merger through the end of 2024, 30% to awards that may be earned based on the generation of incremental liquidity from asset level financing, portfolio run-off, sales or corporate re-levering through the end of 2024, and 25% to awards that may be earned based on distributable return on equity (“ROE”) for 2024. Subject to the level of achievement of these goals during the performance period, the actual number of shares that the key employees receive may range from 0% to 200% of the target award. The fair value of the performance-based RSUs granted is recorded as compensation expense over the performance period and will vest 2/3rds on December 31, 2024, and 1/3rd on December 31, 2025, with an offsetting increase in stockholders’ equity. Any awards earned on December 31, 2024 based on achievement of the applicable performance metrics but vesting on December 31, 2025 will convert into RSAs that are eligible to vest on December 31, 2025 based on the key employee’s continued employment or service through that date.

In February 2023, the Company granted, to certain key employees, 92,451 performance-based RSUs at a grant date fair value of $12.98 per performance-based RSU. The performance-based RSUs are allocated 50% to awards that may be earned based on achievement of performance goals related to distributable ROE for the three-year forward-looking period ending December 31, 2025 and 50% to awards that may be earned based on achievement of performance goals related to relative TSR for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the distributable ROE metric and relative TSR achieved during the performance period, the actual number of shares that the key employees receive at the end of the performance period may range from 0% to 200% of the target award. The fair value of the performance-based RSUs is recorded as compensation expense over the performance period and will cliff vest at the end of the three-year performance period, with an offsetting increase in stockholders’ equity.

2022 performance-based RSUs. In February 2022, the Company granted, to certain key employees, 84,566 performance-based RSUs at a grant date fair value of $14.19 per performance-based RSU. During April 2024, 8,809 performance-based RSUs were forfeited. The performance-based RSUs are allocated 50% to awards that may be earned based on achievement of performance goals related to distributable ROE for the three-year forward-looking period ending December 31, 2024 and 50% to awards that may be earned based on achievement of performance goals related to relative TSR for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the distributable ROE metric and relative TSR achieved during the vesting period, the actual number of shares that the key employees receive at the end of the performance period may range from 0% to 200% of the target award. The fair value of the performance-based RSUs is recorded as compensation expense over the performance period and will cliff vest at the end of a three-year performance period, with an offsetting increase in stockholders’ equity.

2021 performance-based RSUs. In February 2021, the Company granted, to certain key employees, 61,895 performance-based RSUs at a grant date fair value of $12.82 per performance-based RSU. During October 2021, 18,568 performance-based RSUs were forfeited. The performance-based RSUs are allocated 50% to awards that may be earned based on achievement of performance goals related to absolute TSR for the three-year forward-looking period ending December 31, 2023 and 50% to awards that may be earned based on achievement of performance goals related to TSR for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the absolute and relative TSR achieved during the performance period, the actual number of shares that the key employees receive at the end of the performance period may range from 0% to 300% of the target award. Following the conclusion of the performance period on December 31, 2023, the Board determined that the relative TSR target goal was achieved and the absolute TSR goal was not achieved. As such, on January 9, 2024 the Board approved the settlement of 29,215 performance-based RSUs. The fair value of the performance-based RSUs granted was recorded as compensation expense over the performance period with an offsetting increase in stockholders’ equity.

Preferred Stock

In the event of a liquidation or dissolution of the Company, any outstanding preferred stock ranks senior to the outstanding common stock with respect to payment of dividends and the distribution of assets.

The Company classifies Series C Cumulative Convertible Preferred Stock, or Series C Preferred Stock, on the balance sheets using the guidance in ASC 480‑10‑S99. The Series C Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur, such as a change in control. As of June 30, 2024, the conversion rate was 1.5285 shares of common stock per $25 principal amount of the Series C Preferred Stock, which is equivalent to a conversion price of approximately $16.36 per share of common stock. As redemption under these circumstances is not solely within the Company’s control, the Series C Preferred Stock has been classified as temporary equity. The Company has analyzed whether the conversion features should be bifurcated under the guidance in ASC 815 and has determined that bifurcation is not necessary.

The table below presents details on preferred equity by series.

			Preferential Cash Dividends			Carrying Value (in thousands)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference	Rate per Annum	Annual Dividend (per share)	June 30, 2024
C	335	0.0001	$25.00	6.25%	$1.56	$8,361
E	4,600	0.0001	$25.00	6.50%	$1.63	$111,378

In the table above,

●	Shareholders are entitled to receive dividends, when and as authorized by the Board, out of funds legally available for the payment of dividends. Dividends for Series C Preferred Stock are payable quarterly on the 15th day of January, April, July and October of each year or if not a business day, the next succeeding business day. Dividends for Series E preferred stock are payable quarterly on or about the last day of each January, April, July and October of each year. Any dividend payable on the preferred stock for any partial dividend period will be computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends will be payable in arrears to holders of record as they appear on the Company’s records at the close of business on the last day of each of March, June, September and December, as the case may be, immediately preceding the applicable dividend payment date.

●	The Company declared dividends of $0.1 million and $1.9 million on its Series C Preferred Stock and Series E Preferred Stock, respectively, during the three months ended June 30, 2024. The dividends were paid on July 15, 2024 for Series C Preferred Stock and on July 31, 2024 for Series E Preferred Stock to the holders of record as of the close of business on June 28, 2024.

●	The Company may, at its option, redeem the Series E Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. Series E Preferred Stock is not redeemable prior to June 10, 2026, except under certain conditions.

Public and Private Warrants

As part of the Broadmark Merger, the Company assumed public and private placement warrants that represented the right to purchase shares of Broadmark Common Stock. As of June 30, 2024, there were 41.7 million public warrants outstanding, each representing the right to purchase 0.1180825 shares of our common stock, and 5.2 million private placement warrants outstanding, each representing the right to purchase 0.47233 shares of common stock. In the aggregate, the Company has outstanding warrants to purchase approximately 7.4 million shares of common stock at a price of $24.34 per whole share. Settlement of outstanding warrants will be in shares of common stock, unless the Company elects (solely in the Company’s discretion) to settle warrants the Company has called for redemption in cash, and subject to customary adjustment in the event of business combinations and certain tender offers. Unless earlier redeemed, the public warrants will expire on November 19, 2024.

The liability for the private placement warrants was less than $0.1 million as of June 30, 2024 and is included in accounts payable and other accrued liabilities in the consolidated balance sheets.

Equity ATM Program

On July 9, 2021, the Company entered into an Equity Distribution Agreement, as amended on March 8, 2022 (the “Equity Distribution Agreement”), with JMP Securities LLC (the “Sales Agent”), pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $150 million, through the Sales Agent either as agent or principal (the “Equity ATM Program”). The Company made no such sales through the Equity ATM Program during the three or six months ended June 30, 2024 or June 30, 2023. As of June 30, 2024, shares representing approximately $78.4 million remain available for sale under the Equity ATM Program.

Note 21. Earnings per Share of Common Stock

The table below provides information on the basic and diluted EPS computations, including the number of shares of common stock used for purposes of these computations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share and per share amounts)	2024	2023	2024	2023
Basic Earnings
Net income (loss) from continuing operations	$(31,427)	$244,532	$(107,009)	$283,041
Less: Income attributable to non-controlling interest	1,820	4,490	1,937	6,325
Less: Income attributable to participating shares	2,301	2,373	4,636	4,744
Basic earnings - continuing operations	$(35,548)	$237,669	$(113,582)	$271,972
Basic earnings - discontinued operations	$(2,774)	$8,841	$(1,359)	$7,310

Diluted Earnings
Net income (loss) from continuing operations	(31,427)	244,532	(107,009)	283,041
Less: Income attributable to non-controlling interest	1,820	4,490	1,937	6,325
Less: Income attributable to participating shares	2,301	2,373	4,636	4,744
Add: Expenses attributable to dilutive instruments	131	2,319	262	4,638
Diluted earnings - continuing operations	$(35,417)	$239,988	$(113,320)	$276,610
Diluted earnings - discontinued operations	$(2,774)	$8,841	$(1,359)	$7,310

Number of Shares
Basic — Average shares outstanding	168,653,741	131,651,125	170,343,303	121,219,982
Effect of dilutive securities — Unvested participating shares	1,210,234	9,932,712	1,170,253	9,876,386
Diluted — Average shares outstanding	169,863,975	141,583,837	171,513,556	131,096,368

EPS Attributable to RC Common Stockholders:
Basic - continuing operations	$(0.21)	$1.80	$(0.67)	$2.24
Basic - discontinued operations	$(0.02)	$0.07	$(0.01)	$0.06
Basic - total	$(0.23)	$1.87	$(0.68)	$2.30

Diluted - continuing operations	$(0.21)	$1.70	$(0.67)	$2.11
Diluted - discontinued operations	$(0.02)	$0.06	$(0.01)	$0.06
Diluted - total	$(0.23)	$1.76	$(0.68)	$2.17

In the table above, participating unvested RSUs were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

Certain investors own OP units in the operating partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the operating partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock or cash at the Company’s option, calculated as follows: one share of the Company’s common stock, or cash equal to the fair value of a share of the Company’s common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company’s equity is increased. As of June 30, 2024 and December 31, 2023, the non-controlling interest OP unit holders owned 1,225,582 and 1,330,582 OP units, respectively.

Note 22. Offsetting Assets and Liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default, including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of June 30, 2024 and December 31, 2023, the Company was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.

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

The Company discloses the impact of offsetting of assets and liabilities represented in the consolidated balance sheets to enable users of the consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c) the Company intends to offset, and (d) the Company’s right of offset is enforceable at law. As of June 30, 2024 and December 31, 2023, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the consolidated balances sheets.

The table below presents the gross fair value of derivative contracts by product type, Paycheck Protection Program Liquidity Facility borrowings and secured borrowings, the amount of netting reflected in the consolidated balance sheets, as well as the amount not offset in the consolidated balance sheets as they do not meet the enforceable credit support criteria for netting under U.S. GAAP.

				Gross amounts not offset in the Consolidated Balance Sheets(1)
(in thousands)	Gross amounts of Assets / Liabilities	Gross amounts offset	Balance in Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received / Paid	Net Amount
June 30, 2024
Assets
FX forwards	$343	$—	$343	$—	$—	$343
Interest rate swaps	55,770	41,731	14,039	—	—	14,039
Total	$56,113	$41,731	$14,382	$—	$—	$14,382
Liabilities
Interest rate swaps	2,038	—	2,038	—	—	2,038
FX forwards	600	—	600	—	—	600
Secured borrowings	2,311,969	—	2,311,969	2,311,969	—	—
PPPLF	24,830	—	24,830	23,735	—	1,095
Total	$2,339,437	$—	$2,339,437	$2,335,704	$—	$3,733
December 31, 2023
Assets
Interest rate swaps	36,812	34,408	2,404	—	—	2,404
Total	$36,812	$34,408	$2,404	$—	$—	$2,404
Liabilities
FX forwards	212	—	212	—	—	212
Secured borrowings	2,102,075	—	2,102,075	2,102,075	—	—
PPPLF	36,036	—	36,036	34,596	—	1,440
Total	$2,138,323	$—	$2,138,323	$2,136,671	$—	$1,652
(1)	Amounts presented in these columns are limited in total to the net amount of assets or liabilities presented in the prior column by instrument. In certain cases, there is excess cash collateral or financial assets the Company has pledged to a counterparty that exceed the financial liabilities subject to a master netting repurchase arrangement or similar agreement. Additionally, in certain cases, counterparties may have pledged excess cash collateral to the Company that exceeds the Company’s corresponding financial assets. In each case, any of these excess amounts are excluded from the table although they are separately reported in the Company’s consolidated balance sheets as assets or liabilities, respectively.

Note 23. Financial Instruments with Off-Balance Sheet Risk, Credit Risk, and Certain Other Risks

In the normal course of business, the Company enters into transactions that expose us to various types of risk, both on and off-balance sheet. Such risks are associated with financial instruments and markets in which the Company invests. These financial instruments expose us to varying degrees of market risk, credit risk, interest rate risk, liquidity risk, off-balance sheet risk and prepayment risk.

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

Credit Risk — The Company is subject to credit risk in connection with its investments in LMM loans and LMM MBS and other target assets it may acquire in the future. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. The Company believes that loan credit quality is primarily determined by the borrowers' credit profiles and loan characteristics and seeks to mitigate this risk by seeking to acquire assets at appropriate prices given anticipated and unanticipated losses and by deploying a value−driven approach to underwriting and diligence, consistent with its historical investment strategy, with a focus on projected cash flows and potential risks to cash flow. The Company further mitigates its risk of potential losses while managing and servicing loans by performing various workout and loss mitigation strategies with delinquent borrowers. Nevertheless, unanticipated credit losses could occur, which may adversely impact operating results.

The Company is also subject to credit risk with respect to the counterparties to derivative contracts. If a counterparty fails to perform its obligation under a derivative contract due to financial difficulties, the Company may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy, or other analogous proceeding. In the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair market value. If the Company is owed this fair market value in the termination of the derivative transaction and its claim is unsecured, it will be treated as a general creditor of such counterparty and will not have any claim with respect to the underlying security. The Company may obtain only a limited recovery or may obtain no recovery in such circumstances. In addition, the business failure of a counterparty with whom it enters a hedging transaction will most likely result in its default, which may result in the loss of potential future value and the loss of our hedge and force the Company to cover its commitments, if any, at the then current market price.

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

Off-Balance Sheet Risk —The Company has undrawn commitments on outstanding loans. Refer to Note 24 for further information.

Interest Rate Risk — Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control.

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

Note 24. Commitments, Contingencies and Indemnifications

Litigation

The Company may be subject to litigation and administrative proceedings arising in the ordinary course of business and as such, has entered into agreements which provide for indemnifications against losses, costs, claims, and liabilities arising from the performance of individual obligations under such agreements. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments related to these indemnification obligations have not been material to the Company. Management is not aware of any other contingencies that would require accrual or disclosure in the consolidated financial statements.

Unfunded Loan Commitments

The table below presents unfunded loan commitments.

(in thousands)	June 30, 2024	December 31, 2023
Loans, net	$520,855	$745,782
Loans, held for sale	$116,544	$19,327
Preferred equity investment	$279	$436

Note 25. Income Taxes

The Company is a REIT pursuant to Internal Revenue Code Section 856. Qualification as a REIT depends on the Company’s ability to meet various requirements imposed by the Internal Revenue Code, which relate to its organizational structure, diversity of stock ownership and certain requirements with regard to the nature of its assets and the sources of its income. As a REIT, the Company generally must distribute annually dividends equal to at least 90% of its net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to earnings that are distributed. To the extent the Company satisfies this distribution requirement but distributes less than 100% of its net taxable income, it will be subject to U.S. federal income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount paid to stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if the Company qualifies as a REIT, it may be subject to certain U.S. federal income and excise taxes and state and local taxes on its income and assets. If the Company fails to maintain its qualification as a REIT for any taxable year, it may be subject to material penalties as well as federal, state and local income tax on its taxable income at regular corporate rates and it would not be able to qualify as a REIT for the subsequent four taxable years. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all REIT requirements.

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

The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2023, the Company recorded net deferred tax assets of $21.1 million as a result of the acquisition of Broadmark taxable REIT subsidiary. A full valuation allowance was recorded against these deferred tax assets at year-end as it was more likely than not that these assets would not be realized. In the first quarter of 2024, the Company completed a reorganization which will allow the Company to recover the deferred tax assets recorded, and as such, the valuation allowance was released in the first quarter. There was no such valuation allowance activity during the three months ended June 30, 2024.

The Company’s framework for assessing the recoverability of deferred tax assets requires it to weigh all available evidence, including the sustainability of recent profitability required to realize the deferred tax assets, the cumulative net income in its consolidated statements of operations in recent years, the future reversals of existing taxable temporary differences, and the carryforward periods for any carryforwards of net operating losses.

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

LMM Commercial Real Estate

The Company originates LMM loans across the full life-cycle of an LMM property including construction, bridge, stabilized and agency channels. As part of this segment, the Company originates and services multi-family loan products under the Freddie Mac SBL program. LMM originations include construction and permanent financing activities for the preservation and construction of affordable housing, primarily utilizing tax-exempt bonds. This segment also reflects the impact of LMM securitization activities. The Company acquires performing and non-performing LMM loans and intends to continue to acquire these loans as part of the Company’s business strategy.

Small Business Lending

The Company acquires, originates and services loans guaranteed by the SBA under the SBA Section 7(a) Program and government guaranteed loans focused on the USDA. This segment also reflects the impact of SBA securitization activities.

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

	Three Months Ended June 30, 2024
		Small
	LMM Commercial	Business	Corporate-
(in thousands)	Real Estate	Lending	Other	Consolidated
Interest income	$202,047	$32,072	$—	$234,119
Interest expense	(158,344)	(24,823)	—	(183,167)
Net interest income before recovery of loan losses	$43,703	$7,249	$—	$50,952
Recovery of loan losses	14,414	4,457	—	18,871
Net interest income after recovery of loan losses	$58,117	$11,706	$—	$69,823
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	(10,089)	17,339	—	7,250
Net unrealized gain (loss) on financial instruments	(1,497)	140	—	(1,357)
Valuation allowance, loans held for sale	(80,987)	—	—	(80,987)
Servicing income, net	1,255	2,016	—	3,271
Loss on bargain purchase	—	—	(18,306)	(18,306)
Income on unconsolidated joint ventures	1,139	—	—	1,139
Other income	4,796	376	1,425	6,597
Total non-interest income (loss)	$(85,383)	$19,871	$(16,881)	$(82,393)
Non-interest expense
Employee compensation and benefits	(7,142)	(8,328)	(2,329)	(17,799)
Allocated employee compensation and benefits from related party	(300)	—	(2,700)	(3,000)
Professional fees	(874)	(2,930)	(2,229)	(6,033)
Management fees – related party	—	—	(6,198)	(6,198)
Loan servicing expense	(10,896)	(116)	—	(11,012)
Transaction related expenses	—	—	(1,592)	(1,592)
Other operating expenses	(12,054)	(5,918)	(3,830)	(21,802)
Total non-interest expense	$(31,266)	$(17,292)	$(18,878)	$(67,436)
Income (loss) before provision for income taxes	$(58,532)	$14,285	$(35,759)	$(80,006)
Total assets	$9,527,088	$1,367,463	$455,888	$11,350,439

	Six Months Ended June 30, 2024
		Small
	LMM Commercial	Business	Corporate-
(in thousands)	Real Estate	Lending	Other	Consolidated
Interest income	$402,810	$63,663	$—	$466,473
Interest expense	(317,229)	(49,743)	—	(366,972)
Net interest income before recovery of loan losses	$85,581	$13,920	$—	$99,501
Recovery of loan losses	45,169	246		45,415
Net interest income after recovery of loan losses	$130,750	$14,166	$—	$144,916
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	(4,334)	30,452	—	26,118
Net unrealized gain (loss) on financial instruments	1,489	1,786	—	3,275
Valuation allowance, loans held for sale	(227,167)	—	—	(227,167)
Servicing income, net	2,553	4,476	—	7,029
Loss on bargain purchase	—	—	(18,306)	(18,306)
Income on unconsolidated joint ventures	1,607	—	—	1,607
Other income	17,523	3,475	1,425	22,423
Total non-interest income (loss)	$(208,329)	$40,189	$(16,881)	$(185,021)
Non-interest expense
Employee compensation and benefits	(14,618)	(17,620)	(3,975)	(36,213)
Allocated employee compensation and benefits from related party	(550)	—	(4,950)	(5,500)
Professional fees	(2,515)	(6,145)	(4,438)	(13,098)
Management fees – related party	—	—	(12,846)	(12,846)
Loan servicing expense	(23,443)	(363)	—	(23,806)
Transaction related expenses	—	—	(2,242)	(2,242)
Other operating expenses	(33,588)	(11,271)	(7,130)	(51,989)
Total non-interest expense	$(74,714)	$(35,399)	$(35,581)	$(145,694)
Income (loss) before provision for income taxes	$(152,293)	$18,956	$(52,462)	$(185,799)
Total assets	$9,527,088	$1,367,463	$455,888	$11,350,439

	Three Months Ended June 30, 2023
		Small
	LMM Commercial	Business	Corporate-
(in thousands)	Real Estate	Lending	Other	Consolidated
Interest income	$212,233	$18,771	$—	$231,004
Interest expense	(160,503)	(9,718)	—	(170,221)
Net interest income before provision for loan losses	$51,730	$9,053	$—	$60,783
Provision for loan losses	(17,415)	(2,012)	—	(19,427)
Net interest income after provision for loan losses	$34,315	$7,041	$—	$41,356
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	15,356	8,522	—	23,878
Net unrealized gain (loss) on financial instruments	(677)	(734)	—	(1,411)
Servicing income, net	1,890	3,149	—	5,039
Gain on bargain purchase	—	—	229,894	229,894
Income on unconsolidated joint ventures	33	—	—	33
Other income	8,167	10,185	280	18,632
Total non-interest income	$24,769	$21,122	$230,174	$276,065
Non-interest expense
Employee compensation and benefits	(8,724)	(11,614)	(2,076)	(22,414)
Allocated employee compensation and benefits from related party	(250)	—	(2,250)	(2,500)
Professional fees	(1,135)	(2,782)	(1,616)	(5,533)
Management fees – related party	—	—	(5,760)	(5,760)
Incentive fees – related party	—	—	(71)	(71)
Loan servicing expense	(10,746)	(148)	—	(10,894)
Transaction related expenses	—	—	(13,966)	(13,966)
Other operating expenses	(3,598)	(4,687)	(1,272)	(9,557)
Total non-interest expense	$(24,453)	$(19,231)	$(27,011)	$(70,695)
Income before provision for income taxes	$34,631	$8,932	$203,163	$246,726
Total assets	$10,969,193	$739,391	$220,484	$11,929,068

	Six Months Ended June 30, 2023
		Small
	LMM Commercial	Business	Corporate-
(in thousands)	Real Estate	Lending	Other	Consolidated
Interest income	$410,272	$36,700	$—	$446,972
Interest expense	(309,997)	(19,092)	—	(329,089)
Net interest income before provision for loan losses	$100,275	$17,608	$—	$117,883
Provision for loan losses	(9,286)	(3,407)	—	(12,693)
Net interest income after provision for loan losses	$90,989	$14,201	$—	$105,190
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	20,181	15,272	—	35,453
Net unrealized gain (loss) on financial instruments	(6,788)	(258)	—	(7,046)
Servicing income, net	2,983	6,698	—	9,681
Gain on bargain purchase	—	—	229,894	229,894
Income on unconsolidated joint ventures	689	—	—	689
Other income	17,260	21,153	611	39,024
Total non-interest income	$34,325	$42,865	$230,505	$307,695
Non-interest expense
Employee compensation and benefits	(14,930)	(22,889)	(4,322)	(42,141)
Allocated employee compensation and benefits from related party	(482)	—	(4,344)	(4,826)
Professional fees	(2,116)	(4,407)	(4,553)	(11,076)
Management fees – related party	—	—	(10,841)	(10,841)
Incentive fees – related party	—	—	(1,791)	(1,791)
Loan servicing expense	(18,804)	(245)	—	(19,049)
Transaction related expenses	—	—	(14,859)	(14,859)
Other operating expenses	(10,331)	(8,781)	(3,054)	(22,166)
Total non-interest expense	$(46,663)	$(36,322)	$(43,764)	$(126,749)
Income before provision for income taxes	$78,651	$20,744	$186,741	$286,136
Total assets	$10,969,193	$739,391	$220,484	$11,929,068

Note 27. Subsequent Events

On July 1, 2024, the Company acquired Funding Circle USA, Inc., which operates an online lending platform to originate and service small business loans, for approximately $41.2 million in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except where the context suggests otherwise, the terms “Company,” “we,” “us” and “our” refer to Ready Capital Corporation and its subsidiaries. We make forward-looking statements in this Quarterly Report on Form 10-Q (the “Form 10-Q”) within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Forward-looking statements contained in this Form 10-Q reflect our current views about future events and are inherently subject to substantial risks and uncertainties, many of which are difficult to predict and beyond our control, that may cause our actual results to materially differ. These forward-looking statements include information about possible or assumed future results of our operations, financial condition, liquidity, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or other comparable terminology, we intend to identify forward-looking statements, although not all forward-looking statements may contain such words. Statements regarding the following subjects, among others, may be forward-looking, and the occurrence of events impacting these subjects, or otherwise impacting our business, may cause our financial condition, liquidity and consolidated results of operations to vary materially from those expressed in, or implied by, any such forward-looking statements:

●	our investment objectives and business strategy;

●	our ability to borrow funds or otherwise raise capital on favorable terms;

●	our expected leverage;

●	our expected investments;

●	estimates or statements relating to, and our ability to make, future distributions;

●	projected capital and operating expenditures;

●	availability of qualified personnel;

●	prepayment rates;

●	projected default rates;

●	increased rates of default and/or decreased recovery rates on our investments;

●	changes in interest rates, interest rate spreads, the yield curve or prepayment rates;

●	the impact of inflation on our business;

●	changes in prepayments of our assets;

●	our ability to achieve the expected synergies, cost savings and other benefits from recent acquisitions, including the acquisitions of Broadmark Realty Capital Inc. (“Broadmark”), Madison One Capital, M1 CUSO and Madison One Lender Services (together, “Madison One”), and Funding Circle USA, Inc.;

●	risks associated with achieving expected synergies, cost savings and other benefits from acquisitions and our increased scale;

●	risks related to integrating a construction lending platform into our existing operations and the origination and ownership of construction loans, which are subject to additional risks as compared to loans secured by existing structures or land, following the Broadmark Merger;

●	risks associated with the divestiture of our Residential Mortgage Banking segment;

●	market, industry and economic trends;

●	our ability to compete in the marketplace;

●	the availability of attractive risk-adjusted investment opportunities in lower-to-middle-market commercial real estate loans (“LMM”), loans guaranteed by the U.S. Small Business Administration (the “SBA”) under its Section 7(a) loan program (the “SBA Section 7(a) Program”), mortgage backed securities (“MBS”), residential mortgage loans and other real estate-related investments that satisfy our investment objectives and strategies;

●	general volatility of the capital markets;

●	changes in our investment objectives and business strategy;

●	the availability, terms and deployment of capital;

●	the availability of suitable investment opportunities;

●	market developments and actions recently taken and which may be taken by the U.S. Government, the U.S. Department of the Treasury (“Treasury”) and the Board of Governors of the Federal Reserve System, the Federal Depositary Insurance Corporation, the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”), Federal Housing Administration (“FHA”) Mortgagee, United States Department of Agriculture (“USDA”), U.S. Department of Veterans Affairs (“VA”) and the U.S. Securities and Exchange Commission (“SEC”);

●	applicable regulatory changes;

●	changes in our assets, interest rates or the general economy;

●	mortgage loan modification programs and future legislative actions;

●	our ability to maintain our qualification as a real estate investment trust (“REIT”) and limitations on our business as a result of our qualifications as a REIT;

●	our ability to maintain our exemption from qualification under the Investment Company Act of 1940, as amended (the “1940 Act”);

●	factors described in our annual report on Form 10-K, including those set forth under the captions “Risk Factors” and “Business”;

●	our dependence on our external advisor, Waterfall Asset Management, LLC (“Waterfall” or the “Manager”), and our ability to find a suitable replacement if we or Waterfall were to terminate the management agreement we have entered into with Waterfall (the “management agreement”);

●	the degree and nature of our competition, including competition for LMM loans, MBS, residential mortgage loans, construction loans and other real estate-related investments that satisfy our investment objectives and strategies;

●	geopolitical events such as acts of terrorism, war or other military conflict, and the related impact on macroeconomic conditions;

●	the impact of pandemics and epidemics, such as the coronavirus (“COVID-19”) pandemic, on our business and operations, financial condition, results of operations, liquidity and capital resources; and

●	the impact of pandemics or epidemics on our borrowers, the real estate industry and global markets.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and we caution readers not to place undue reliance on any forward-looking statements. These forward-looking statements apply only as of the date of this Form 10-Q. We are not obligated, and do not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law. Refer to Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (our “Form 10-K”).

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

The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and accompanying Notes included in Part I, Item 1, “Financial Statements,” of this Form 10-Q and with Items 6, 7, 8, and 9A of our Form 10-K. Refer to “Forward-Looking Statements” in this Form 10-Q and in our Form 10-K and “Critical Accounting Estimates” in our Form 10-K for certain other factors that may cause actual results to differ, materially, from those anticipated in the forward-looking statements included in this Form 10-Q.

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

Our Residential Mortgage Banking segment meet the criteria to be classified as held for sale and presented as a discontinued operation. For all periods presented, the operating results for these operations have been removed from continuing operations. The MD&A has been adjusted to exclude discontinued operations unless otherwise noted. We report our activities in the following two operating segments:

●	LMM Commercial Real Estate. We originate LMM loans across the full life-cycle of an LMM property including construction, bridge, stabilized and agency loan origination channels through our subsidiary, ReadyCap Commercial. These originated loans are generally held-for-investment or placed into securitization structures. As part of this segment, we originate and service multi-family loan products under the Freddie Mac SBL program. These originated loans are held for sale, and subsequently sold to Freddie Mac. We provide construction and permanent financing for the preservation and construction of affordable housing, primarily utilizing tax-exempt bonds through Red Stone, a subsidiary. In addition, we acquire LMM loans as part of our business strategy. We hold performing LMM loans to term and seek to maximize the value of the non-performing LMM loans acquired by us through borrower-based resolution strategies. We typically acquire non-performing loans at a discount to their unpaid principal balance (“UPB”) when we believe that resolution of the loans will provide attractive risk-adjusted returns.

●	Small Business Lending. We acquire, originate and service owner-occupied loans guaranteed by the SBA under the SBA Section 7(a) Program and government guaranteed loans focused on the USDA through our subsidiary, ReadyCap Lending. We hold an SBA license as one of only 17 non-bank SBLCs and have been granted preferred lender status by the SBA. These originated loans are either held-for-investment, placed into securitization structures, or sold.

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

For additional information on our business, refer to Part I, Item 1, “Business” in our Form 10-K.

Acquisitions

Madison One. On June 5, 2024, the Company acquired Madison One Capital, M1 CUSO and Madison One Lender Services (together, “Madison One”), a leading originator and servicer of USDA and SBA guaranteed loan products, for an initial purchase price of approximately $32.9 million paid in cash (the “Madison One Acquisition”). Approximately $3.6 million of the initial purchase price was paid as bonuses to certain key Madison One personnel in cash. Additional purchase price payments, including cash payments and the issuance of shares of common stock of the Company, may be made over the four years following the acquisition date contingent upon the Madison One business achieving certain performance metrics. Part of the Company’s strategy in acquiring Madison One included the value of the anticipated synergies arising from the acquisition and the value of the acquired assembled workforce, neither of which qualify for recognition as an intangible asset. Refer to Notes 1 and 5, included in Part I, Item 1, “Financial Statements,” of this Form 10-Q, for more information about the Madison One Acquisition and the assets acquired and liabilities assumed as a result of the Madison One Acquisition.

Broadmark. On May 31, 2023, the Company, Broadmark Realty Capital Inc., a Maryland corporation (“Broadmark”), and RCC Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of the operating partnership (“RCC Merger Sub”), completed a merger (such transaction, the “Broadmark Merger”) in which Broadmark merged with and into RCC Merger Sub, with RCC Merger Sub remaining as a wholly owned subsidiary of the operating partnership. As a result of the Broadmark Merger, the number of directors on the Company's board of directors (the “Board”) increased by three members, from nine to twelve, with the three additional directors each having served on the board of directors of Broadmark immediately prior to the effective time of the Broadmark Merger. The Broadmark Merger further diversified our business by expanding on our residential and commercial construction lending platforms. Refer to Notes 1 and 5, included in Part I, Item 1, “Financial Statements,” of this Form 10-Q, for more information about the Broadmark Merger and the assets acquired and liabilities assumed as a result of the Broadmark Merger.

Factors Impacting Operating Results

We expect that our results of operations will be affected by a number of factors and will primarily depend on the level of interest income from our assets, the market and fair value of our assets and the supply of, and demand for, LMM loans, SBA loans, USDA loans, construction loans, MBS and other assets we may acquire in the future, demand for housing, population trends, construction costs, the availability of alternative real estate financing from other lenders, changes in credit spreads, and the financing and other costs associated with our business. These factors may have an impact on our ability to originate new loans or the performance of our existing loan portfolio. Our net investment income, which includes the amortization of purchase premiums and accretion of purchase discounts, varies primarily as a result of changes in market interest rates, the rate at which our distressed assets are liquidated and the prepayment speed of our performing assets. Interest rates and prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by our available borrowing capacity, conditions in the financial markets, credit losses in excess of initial estimates or unanticipated credit events experienced by borrowers whose loans are held directly by us or are included in our MBS. Difficult market conditions as well as inflation, energy costs, geopolitical issues, health epidemics and outbreaks of contagious diseases, unemployment and the availability and cost of credit are factors which could also impact our operating results. For additional information about certain risks we face, including market risk, credit risk, interest rate risk, liquidity risk, off-balance sheet risk and prepayment risk, refer to Note 23, included in Part I, Item 1, “Financial Statements,” and Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-Q, as well as Part I, Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2023.

Changes in Market Interest Rates. We own and expect to acquire or originate fixed rate mortgages and floating rate mortgages with maturities ranging from two to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in two to 10 years. Fixed rate mortgage loans bear interest that is fixed for the term of the loan and we typically utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with such fixed rate mortgages. As of June 30, 2024, all fixed rate loans are match funded in securitization. Floating rate mortgage loans generally have an adjustable interest rate equal to the sum of a fixed spread plus an index rate, such as the Secured Overnight Financing Rate (“SOFR”), which typically resets monthly. As of June 30, 2024, approximately 82% of the loans in our portfolio were floating rate mortgages, and 18% were fixed rate mortgages, based on UPB.

Current market conditions. The second quarter was generally characterized by persisting macroeconomic concerns including uncertainty about the commercial real estate sector, inflation, interest rates, and geopolitical tensions. Although the full impact of these changes remains uncertain and difficult to predict, concerns and uncertainties about the economic outlook may adversely impact our financial condition, results of operations and cash flows.

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

The table below sets forth certain information on our operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share data)	2024	2023	2024	2023
Net Income (loss) from continuing operations	$(31,427)	$244,532	$(107,009)	$283,041
Earnings per common share from continuing operations - basic	$(0.21)	$1.80	$(0.67)	$2.24
Earnings per common share from continuing operations - diluted	$(0.21)	$1.70	$(0.67)	$2.11
Distributable earnings	$16,631	$51,283	$70,607	$89,432
Distributable earnings per common share - basic	$0.07	$0.36	$0.37	$0.67
Distributable earnings per common share - diluted	$0.07	$0.35	$0.37	$0.65
Dividends declared per common share	$0.30	$0.40	$0.60	$0.80
Dividend yield (1)	14.7%	14.2%	14.7%	14.2%
Return on equity from continuing operations	(6.1)%	48.7%	(9.8)%	31.0%
Distributable return on equity	2.6%	9.3%	7.4%	8.8%
Book value per common share	$12.97	$14.52	$12.97	$14.52
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

The table below presents information on our investment portfolio originations and acquisitions (based on fully committed amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Loan originations:
LMM loans	$256,485	$511,603	$516,161	$922,119
SBA loans	217,258	120,839	414,417	213,135
Total loan investment activity	$473,743	$632,442	$930,578	$1,135,254

Balance Sheet Analysis and Metrics

(in thousands)	June 30, 2024	December 31, 2023	$ Change	% Change
Assets
Cash and cash equivalents	$226,286	$138,532	$87,754	63.3%
Restricted cash	29,971	30,063	(92)	(0.3)
Loans, net (including $0 and $9,348 held at fair value)	3,444,879	4,020,160	(575,281)	(14.3)
Loans, held for sale (including $89,380 and $81,599 held at fair value and net of valuation allowance of $217,719 and $0)	532,511	81,599	450,912	552.6
Mortgage-backed securities	30,174	27,436	2,738	10.0
Investment in unconsolidated joint ventures (including $6,974 and $7,360 held at fair value)	134,602	133,321	1,281	1.0
Derivative instruments	14,382	2,404	11,978	498.3
Servicing rights	119,768	102,837	16,931	16.5
Real estate owned, held for sale	187,883	252,949	(65,066)	(25.7)
Other assets	379,413	300,175	79,238	26.4
Assets of consolidated VIEs (net of valuation allowance of $9,448 and $0)	6,250,570	6,897,145	(646,575)	(9.4)
Assets held for sale	423,894	454,596	(30,702)	(6.8)
Total Assets	$11,774,333	$12,441,217	$(666,884)	(5.4)%
Liabilities
Secured borrowings	2,311,969	2,102,075	209,894	10.0
Securitized debt obligations of consolidated VIEs, net	4,407,241	5,068,453	(661,212)	(13.0)
Senior secured notes, net	417,040	345,127	71,913	20.8
Corporate debt, net	767,271	764,908	2,363	0.3
Guaranteed loan financing	782,345	844,540	(62,195)	(7.4)
Contingent consideration	3,926	7,628	(3,702)	(48.5)
Derivative instruments	2,638	212	2,426	1,144.3
Dividends payable	53,119	54,289	(1,170)	(2.2)
Loan participations sold	89,532	62,944	26,588	42.2
Due to third parties	1,995	3,641	(1,646)	(45.2)
Accounts payable and other accrued liabilities	204,766	207,481	(2,715)	(1.3)
Liabilities held for sale	332,265	333,157	(892)	(0.3)
Total Liabilities	$9,374,107	$9,794,455	$(420,348)	(4.3)%
Preferred stock Series C, liquidation preference $25.00 per share	8,361	8,361	—	—

Commitments & contingencies

Stockholders’ Equity
Preferred stock Series E, liquidation preference $25.00 per share	111,378	111,378	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 168,167,272 and 172,276,105 shares issued and outstanding, respectively	17	17	—	—
Additional paid-in capital	2,287,684	2,321,989	(34,305)	(1.5)
Retained earnings (deficit)	(92,319)	124,413	(216,732)	(174.2)
Accumulated other comprehensive loss	(13,880)	(17,860)	3,980	22.3
Total Ready Capital Corporation equity	2,292,880	2,539,937	(247,057)	(9.7)
Non-controlling interests	98,985	98,464	521	0.5
Total Stockholders’ Equity	$2,391,865	$2,638,401	$(246,536)	(9.3)%
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$11,774,333	$12,441,217	$(666,884)	(5.4)%

As of June 30, 2024, total assets in our consolidated balance sheet were $11.8 billion, a decrease of $667 million from December 31, 2023, primarily reflecting a decrease in Assets of consolidated VIEs and Loans, net, partially offset by an increase in Loans, held for sale. Assets of consolidated VIEs decreased $647 million, due to paydowns on securitized loans. Loans, net decreased $575 million, primarily due to loans transferred to Loans, held for sale. Loans, held for sale increased $451 million, primarily due to loans transferred from Loans, net.

As of June 30, 2024, total liabilities in our consolidated balance sheet were $9.4 billion, a decrease of $420 million from December 31, 2023, primarily reflecting a decrease in Securitized debt obligations of consolidated VIEs, net, partially offset by an increase in Secured borrowings. Securitized debt obligations of consolidated VIEs, net decreased $661 million due to paydowns on securitized loans. Secured borrowings increased $210 million due to increased borrowings on originations of loans, partially offset by payments.

As of June 30, 2024, total stockholders’ equity was $2.4 billion, a decrease of $247 million from December 31, 2023, primarily due to common stock repurchased through the Company’s share repurchase program.

Selected Balance Sheet Information by Business Segment. The table below presents certain selected balance sheet data by each of our two business segments, with the remaining amounts reflected in Corporate –Other.

(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
June 30, 2024
Assets
Loans, net	$8,268,951	$1,222,169	$9,491,120
Loans, held for sale	698,122	71,281	769,403
MBS	30,174	—	30,174
Investment in unconsolidated joint ventures	134,602	—	134,602
Servicing rights	84,441	35,327	119,768
Real estate owned, held for sale	191,294	—	191,294

Liabilities
Secured borrowings	2,122,954	189,015	2,311,969
Securitized debt obligations of consolidated VIEs	4,269,180	138,061	4,407,241
Senior secured notes, net	405,371	11,669	417,040
Corporate debt, net	767,271	—	767,271
Guaranteed loan financing	—	782,345	782,345
Loan participations sold	89,532	—	89,532

In the table above,

●	Loans, net includes assets of consolidated VIEs and excludes allowance for loan losses.
●	Loans, held for sale includes assets of consolidated VIEs, net of valuation allowance.
●	Real estate owned, held for sale includes assets of consolidated VIEs.

Statement of Operations Analysis and Metrics

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	$ Change	2024	2023	$ Change
Interest income
LMM commercial real estate	$202,047	$212,233	$(10,186)	$402,810	$410,272	$(7,462)
Small business lending	32,072	18,771	13,301	63,663	36,700	26,963
Total interest income	$234,119	$231,004	$3,115	$466,473	$446,972	$19,501
Interest expense
LMM commercial real estate	(158,344)	(160,503)	2,159	(317,229)	(309,997)	(7,232)
Small business lending	(24,823)	(9,718)	(15,105)	(49,743)	(19,092)	(30,651)
Total interest expense	$(183,167)	$(170,221)	$(12,946)	$(366,972)	$(329,089)	$(37,883)
Net interest income before recovery of loan losses	$50,952	$60,783	$(9,831)	$99,501	$117,883	$(18,382)
Recovery of (provision for) loan losses
LMM commercial real estate	14,414	(17,415)	31,829	45,169	(9,286)	54,455
Small business lending	4,457	(2,012)	6,469	246	(3,407)	3,653
Total recovery of (provision for) loan losses	$18,871	$(19,427)	$38,298	$45,415	$(12,693)	$58,108
Net interest income after recovery of (provision for) loan losses	$69,823	$41,356	$28,467	$144,916	$105,190	$39,726
Non-interest income (loss)
LMM commercial real estate	(85,383)	24,769	(110,152)	(208,329)	34,325	(242,654)
Small business lending	19,871	21,122	(1,251)	40,189	42,865	(2,676)
Corporate - other	(16,881)	230,174	(247,055)	(16,881)	230,505	(247,386)
Total non-interest income (loss)	$(82,393)	$276,065	$(358,458)	$(185,021)	$307,695	$(492,716)
Non-interest expense
LMM commercial real estate	(31,266)	(24,453)	(6,813)	(74,714)	(46,663)	(28,051)
Small business lending	(17,292)	(19,231)	1,939	(35,399)	(36,322)	923
Corporate - other	(18,878)	(27,011)	8,133	(35,581)	(43,764)	8,183
Total non-interest expense	$(67,436)	$(70,695)	$3,259	$(145,694)	$(126,749)	$(18,945)
Net income (loss) before provision for income taxes
LMM commercial real estate	(58,532)	34,631	(93,163)	(152,293)	78,651	(230,944)
Small business lending	14,285	8,932	5,353	18,956	20,744	(1,788)
Corporate - other	(35,759)	203,163	(238,922)	(52,462)	186,741	(239,203)
Total net income (loss) before provision for income taxes	$(80,006)	$246,726	$(326,732)	$(185,799)	$286,136	$(471,935)

Results of Operations – Supplemental Information. Realized and unrealized gains (losses) on financial instruments are recorded in the consolidated statements of operations and classified based on the nature of the underlying asset or liability.

The table below presents the components of realized and unrealized gains (losses) on financial instruments.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	$ Change	2024	2023	$ Change
Realized gain (loss) on financial instruments
Realized gain on loans - Freddie Mac and CMBS	$291	$643	$(352)	$638	$895	$(257)
Creation of MSRs - Freddie Mac	380	558	(178)	658	782	(124)
Realized gain on loans - SBA	14,103	6,479	7,624	24,538	11,718	12,820
Creation of MSRs - SBA	3,703	2,044	1,659	6,386	3,555	2,831
Creation of MSRs - Red Stone	503	4,751	(4,248)	1,958	7,609	(5,651)
Realized gain on derivatives	4,478	10,430	(5,952)	8,870	14,116	(5,246)
Realized loss on MBS	—	—	—	(12)	—	(12)
Net realized gain (loss) - all other	(16,208)	(1,027)	(15,181)	(16,918)	(3,222)	(13,696)
Net realized gain on financial instruments	$7,250	$23,878	$(16,628)	$26,118	$35,453	$(9,335)
Unrealized gain (loss) on financial instruments
Unrealized loss on loans - Freddie Mac and CMBS	(78)	(1,383)	1,305	(219)	(4,051)	3,832
Unrealized gain (loss) on loans - SBA	141	(734)	875	1,786	(260)	2,046
Unrealized loss on derivatives	(789)	(81)	(708)	(413)	(3,618)	3,205
Unrealized gain on MBS	292	846	(554)	2,078	1,056	1,022
Net unrealized gain (loss) - all other	(923)	(59)	(864)	43	(173)	216
Net unrealized gain (loss) on financial instruments	$(1,357)	$(1,411)	$54	$3,275	$(7,046)	$10,321

LMM Commercial Real Estate Segment Results.

Q2 2024 versus Q2 2023. Interest income of $202.0 million represented a decrease of $10.2 million, primarily due to decreased loan balances, partially offset by increases in interest rates. Interest expense of $158.3 million represented a decrease of $2.2 million, driven by decreased debt balances, partially offset by increases in interest rates. Recovery of loan losses of $14.4 million represented an increase of $31.8 million, primarily due to loans transferred to Loans, held for sale. Non-interest loss of $85.4 million represented an increase of $110.2 million, primarily due to the valuation allowance related to the transfer of Loans, net to Loans, held for sale. Non-interest expense of $31.3 million represented an increase of $6.8 million, due to an increase in charge-offs of real estate acquired in settlement of loans, partially offset by a decrease in employee compensation and benefits.

YTD 2024 versus YTD 2023. Interest income of $402.8 million represented a decrease of $7.5 million, primarily due to decreased loan balances, partially offset by increases in interest rates. Interest expense of $317.2 million represented an increase of $7.2 million, driven by increases in interest rates. Recovery of loan losses of $45.2 million represented an increase of $54.5 million, primarily due to loans transferred to Loans, held for sale. Non-interest loss of $208.3 million represented an increase of $242.7 million, primarily due to the valuation allowance related to the transfer of Loans, net to Loans, held for sale. Non-interest expense of $74.7 million represented an increase of $28.1 million, due to increases in charge-offs of real estate acquired in settlement of loans and loan servicing expenses.

Small Business Lending Segment Results.

Q2 2024 versus Q2 2023. Interest income of $32.1 million represented an increase of $13.3 million, primarily due to increases in interest rates and increased loan balances. Interest expense of $24.8 million represented an increase of $15.1 million, driven by increases in interest rates and increased debt balances. Recovery of loan losses of $4.5 million represented an increase of $6.5 million, due to changes in the forecasted macroeconomic inputs for reserve modeling and a decrease in specific loan reserves. Non-interest income of $19.9 million represented a decrease of $1.3 million, primarily due to a decrease in employee tax credit consulting income and servicing income, partially offset by net realized gains on financial instruments. Non-interest expense of $17.3 million represented a decrease of $1.9 million, due to decreases in employee compensation and benefits.

YTD 2024 versus YTD 2023. Interest income of $63.7 million represented an increase of $27.0 million, primarily due to increases in interest rates and increased loan balances. Interest expense of $49.7 million represented an increase of $30.7 million, driven by increases in interest rates and increased debt balances. Recovery of loan losses of $0.2 million represented an increase of $3.7 million, due to changes in the forecasted macroeconomic inputs for reserve modeling and a decrease in specific loan reserves. Non-interest income of $40.2 million represented a decrease of $2.7 million, primarily due to a decrease in employee tax credit consulting income and servicing income, partially offset by net realized gains on financial instruments. Non-interest expense of $35.4 million was essentially unchanged from the respective prior year period.

Corporate – Other.

Q2 2024 versus Q2 2023. Non-interest loss of $16.9 million represented a decrease of $247.1 million, primarily due to a gain on bargain purchase recognized from the Broadmark Merger. Non-interest expense of $18.9 million represented a decrease of $8.1 million, primarily due to transaction related expenses for the Broadmark Merger.

YTD 2024 versus YTD 2023. Non-interest loss of $16.9 million represented a decrease of $247.4 million, primarily due to a gain on bargain purchase recognized from the Broadmark Merger. Non-interest expense of $35.6 million represented a decrease of $8.2 million, primarily due to transaction related expenses for the Broadmark Merger.

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

Furthermore, we believe it is useful to present distributable earnings before realized losses on certain investments, such as charge-offs and losses realized on sales of real estate owned assets and LMM loans, to reflect our direct operating results. We utilize distributable earnings before realized losses as an additional performance metric to consider when assessing our ability to declare and pay dividends. Distributable earnings and distributable earnings before realized losses are non-U.S. GAAP financial measures and because these non-U.S. GAAP measures are incomplete measures of our financial performance and involve differences from net income computed in accordance with U.S. GAAP, they should be considered along with, but not as alternatives to, our net income as measures of our financial performance. In addition, because not all companies use identical calculations, our presentations of distributable earnings and distributable earnings before realized losses may not be comparable to other similarly-titled measures of other companies.

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

The table below presents a reconciliation of net income to distributable earnings before realized losses and distributable earnings.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	$ Change	2024	2023	$ Change
Net Income (loss)	$(34,201)	$253,373	$(287,574)	$(108,368)	$290,351	$(398,719)
Reconciling items:
Unrealized (gain) loss on MSR - discontinued operations	7,219	(8,818)	16,037	7,219	(2,725)	9,944
Unrealized gain on joint ventures	(626)	—	(626)	(661)	—	(661)
Increase (decrease) in CECL reserve	(24,574)	19,410	(43,984)	(56,755)	12,089	(68,844)
Increase in valuation allowance	80,987	—	80,987	227,167	—	227,167
Non-recurring REO impairment	8,474	—	8,474	23,986	—	23,986
Non-cash compensation	1,891	2,062	(171)	3,768	3,915	(147)
Merger transaction costs and other non-recurring expenses	4,852	14,177	(9,325)	6,783	15,910	(9,127)
Bargain purchase (gain) loss	18,306	(229,894)	248,200	18,306	(229,894)	248,200
Realized losses on sale of investments	22,355	—	22,355	22,355	—	22,355
Total reconciling items	$118,884	$(203,063)	$321,947	$252,168	$(200,705)	$452,873
Income tax adjustments	(47,799)	973	(48,772)	(52,940)	(214)	(52,726)
Distributable earnings before realized losses	$36,884	$51,283	$(14,399)	$90,860	$89,432	$1,428
Realized losses on sale of investments, net of tax	(20,253)	—	(20,253)	(20,253)	—	(20,253)
Distributable earnings	$16,631	$51,283	$(34,652)	$70,607	$89,432	$(18,825)
Less: Distributable earnings attributable to non-controlling interests	2,206	2,035	171	3,312	3,873	(561)
Less: Income attributable to participating shares	2,301	2,373	(72)	4,636	4,744	(108)
Distributable earnings attributable to common stockholders	$12,124	$46,875	$(34,751)	$62,659	$80,815	$(18,156)
Distributable earnings before realized losses on investments, net of tax per common share - basic and diluted	$0.19	$0.36	$(0.17)	$0.49	$0.67	$(0.18)
Distributable earnings per common share - basic	$0.07	$0.36	$(0.29)	$0.37	$0.67	$(0.30)
Distributable earnings per common share - diluted	$0.07	$0.35	$(0.28)	$0.37	$0.65	$(0.28)

Q2 2024 versus Q2 2023. Consolidated net loss of $34.2 million for the second quarter of 2024 represented a decrease of $287.6 million from the second quarter of 2023, primarily due to a gain on bargain purchase recognized from the Broadmark Merger and a valuation allowance related to the transfer of Loans, net to Loans, held for sale. Consolidated distributable earnings before realized losses of $36.9 million for the second quarter of 2024 represented a decrease of $14.4 million from the second quarter of 2023. The increase in the distributable earnings reconciling items is primarily due to a gain on bargain purchase recognized from the Broadmark Merger and a valuation allowance related to the transfer of Loans, net to Loans, held for sale. Consolidated distributable earnings of $16.6 million for the second quarter of 2024 represented a decrease of $34.7 million from the second quarter of 2023 due to certain charge-offs and losses realized on sales of real estate owned assets and LMM loans.

YTD 2024 versus YTD 2023. Consolidated net loss of $108.4 million for the six months ended June 30, 2024 represented a decrease of $398.7 million from the six months ended June 30, 2023, primarily due to a gain on bargain purchase recognized from the Broadmark Merger and a valuation allowance related to the transfer of Loans, net to Loans, held for sale. Consolidated distributable earnings before realized losses of $90.9 million for the six months ended June 30, 2024 represented an increase of $1.4 million from the six months ended June 30, 2023. The increase in the distributable earnings reconciling items is primarily due to a gain on bargain purchase recognized from the Broadmark Merger and a valuation allowance related to the transfer of Loans, net to Loans, held for sale. Consolidated distributable earnings of $70.6 million for the six months ended June 30, 2024 represented a decrease of $18.8 million from the six months ended June 30, 2023 due to certain charge-offs and losses realized on sales of real estate owned assets and LMM loans.

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

Cash flow

Six Months Ended June 30, 2024. Cash and cash equivalents as of June 30, 2024, increased by $16.5 million to $279.0 million from December 31, 2023, primarily due to cash provided by investing and operating activities, partially offset by cash used for financing activities. The net cash provided by investing activities primarily reflected proceeds on disposition and principal payments of loans, partially offset by net cash used for loan originations. The net cash provided by operating activities reflected a valuation allowance related to the transfer of Loans, net to Loans, held for sale, partially offset by an increase in operating assets. The net cash used for financing activities primarily reflected repayments of securitized debt obligations of consolidated VIEs.

Six Months Ended June 30, 2023. Cash and cash equivalents as of June 30, 2023, increased by $80.1 million to $353.7 million from December 31, 2022, primarily due to cash provided by investing and operating activities, partially offset by cash used for financing activities. The net cash provided by operating activities primarily reflected net income and decreases in loans, held for sale, at fair value, provision for loan losses, and amortization of loan discounts, premiums, and deferred issuance costs, net, as well as decreases in derivative instruments, partially offset by a bargain purchase gain, realized gains on financial instruments, net, increases in other current assets and decreases in other current liabilities. The net cash provided by investing activities primarily reflected net proceeds from loans and REO and net proceeds provided from the Broadmark Merger partially offset by net investments in unconsolidated joint ventures, and payment of liabilities under participation agreements, net of proceeds received. The net cash used for financing activities primarily reflected dividend payments, net payments of secured borrowings including PPPLF, and share repurchases, partially offset by net proceeds received from securitized debt obligations.

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

As of June 30, 2024, we had a total leverage ratio of 3.5x and recourse leverage ratio of 1.0x. Our operating segments have different levels of recourse debt according to the differentiated nature of each segment. Our LMM Commercial Real Estate and Small Business Lending segments have recourse leverage ratios of 0.3x and 1.2x, respectively. The remaining recourse leverage ratio is from our corporate debt offerings.

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

The table below presents certain characteristics of our credit facilities and other financing arrangements.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	June 30, 2024	December 31, 2023
3	SBA loans	October 2024 - March 2025	SOFR + 2.83% Prime - 0.82%	$250,000	$238,184	$189,015	$117,115
1	LMM loans - USD	February 2025	SOFR + 1.35%	80,000	2,652	2,645	20,729
1	LMM loans - Non-USD (4)	January 2025	EURIBOR + 3.00%	214,264	45,127	32,648	12,079
Total borrowings under credit facilities and other financing agreements				$544,264	$285,963	$224,308	$149,923
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

The table below presents certain characteristics of our repurchase agreements.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	June 30, 2024	December 31, 2023
9	LMM loans	November 2024 - November 2026	SOFR + 3.18%	$4,306,000	$2,828,152	$1,758,071	$1,677,885
1	LMM loans - Non-USD (4)	Matured	EURIBOR + 3.00%	—	—	—	45,031
7	MBS	July 2024 - June 2025	7.95%	329,590	596,798	329,590	229,236
Total borrowings under repurchase agreements				$4,635,590	$3,424,950	$2,087,661	$1,952,152

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

(in thousands)	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q3 2022	2,870,807	2,887,318	2,940,474
Q4 2022	2,329,270	2,295,348	2,329,270
Q1 2023	1,959,888	2,094,621	2,371,413
Q2 2023	1,792,366	1,945,290	2,022,433
Q3 2023	1,915,878	1,876,204	1,915,879
Q4 2023	1,952,152	1,889,494	1,952,152
Q1 2024	1,998,132	1,956,153	1,998,132
Q2 2024	2,087,661	2,058,766	2,087,661

The net increase in the outstanding balances during the second quarter of 2024 was primarily due to increased borrowings to fund origination volumes.

Paycheck Protection Program Liquidity Facility borrowings. The Company uses the Paycheck Protection Program Liquidity Facility (“PPPLF”) from the Federal Reserve to finance PPP loans. The program charges an interest rate of 0.35%. As of June 30, 2024, we had approximately $24.8 million outstanding under this credit facility.

Senior Secured Notes and Corporate Debt, Net

The table below presents information about senior secured notes and corporate debt issued through public and private transactions.

(in thousands)	Coupon Rate	Maturity Date	June 30, 2024
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Term loan principal amount(2)	SOFR + 5.50%	4/12/2029	75,000
Unamortized discount - Term loan			(2,740)
Unamortized deferred financing costs - Senior secured notes			(5,220)
Total senior secured notes, net			$417,040
Corporate debt principal amount(3)	5.50%	12/30/2028	110,000
Corporate debt principal amount(4)	6.20%	7/30/2026	104,614
Corporate debt principal amount(4)	5.75%	2/15/2026	206,270
Corporate debt principal amount(5)	6.125%	4/30/2025	120,000
Corporate debt principal amount(6)	7.375%	7/31/2027	100,000
Corporate debt principal amount(7)	5.00%	11/15/2026	100,000
Unamortized discount - corporate debt			(5,730)
Unamortized deferred financing costs - corporate debt			(4,133)
Junior subordinated notes principal amount(8)	SOFR + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(9)	SOFR + 3.10%	4/30/2035	21,250
Total corporate debt, net			$767,271
Total carrying amount of debt			$1,184,311
(1) Interest on the senior secured notes is payable semiannually on April 20 and October 20 of each year.
(2) Interest on the term loan is payable quarterly on January 12, April 12, July 12, and October 12 of each year.
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
(8) Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(9) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.

The table below presents the contractual maturities for senior secured notes and corporate debt.

(in thousands)	June 30, 2024
2024	$—
2025	120,000
2026	760,884
2027	100,000
2028	110,000
Thereafter	111,250
Total contractual amounts	$1,202,134
Unamortized deferred financing costs, discounts, and premiums, net	(17,823)
Total carrying amount of debt	$1,184,311

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

ReadyCap Holdings’ and the SSN Guarantors’ respective obligations under the Senior Secured Notes are secured by a perfected first-priority lien on certain capital stock and assets (collectively, the “SSN Collateral”) owned by certain subsidiaries of the Company.

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

The Senior Secured Notes were issued pursuant to a note purchase agreement, which contains certain customary negative covenants and requirements relating to the collateral and our company, ReadyCap Holdings, and the SSN Guarantors, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and limitations on transactions with affiliates.

Ready Term Holdings, LLC (“Ready Term Holdings”) term loan due 2029. On April 12, 2024, Ready Term Holdings, an indirect subsidiary of the Company, entered into a credit agreement which provides for a delayed draw term loan to the Company in an aggregate principal amount not to exceed $115.25 million (the “Term Loan”). The Term Loan is fully and unconditionally guaranteed by the Company and other direct or indirect subsidiaries of the Company from time to time that pledge collateral to secure the Term Loan (collectively, the “Term Loan Guarantors”).

Ready Term Holdings’ and the Term Loan Guarantors’ respective obligations under the Term Loan are secured by a perfected first-priority lien on certain capital stock and assets (collectively, the “Term Loan Collateral”) owned by certain subsidiaries of the Company.

The Term Loan matures on April 12, 2029, and may be drawn at any time on or prior to January 12, 2025, subject to the satisfaction of customary conditions. The Company borrowed $75.0 million in connection with the initial closing of the Term Loan. The Term Loan bears interest on the outstanding principal amount thereof at a rate equal to (a) SOFR plus 5.50% per annum or (b) base rate plus 4.50% per annum; provided that if at any time the Term Loan is rated below investment grade, the interest rate shall increase to (x) SOFR plus 6.50% per annum or (y) base rate plus 5.50% per annum until the rating is no longer below investment grade. In connection with the entry into the credit agreement, the Company also agreed to pay certain upfront fees on the initial borrowing date. The Company will also pay, with respect to any unused portion of the Term Loan, a commitment fee of 1.00% per annum.

The Term Loan was issued pursuant to a credit agreement, which contains certain customary representations and warranties and affirmative and negative covenants and requirements relating to the collateral and our Company, Ready Term Holdings, and the Term Loan Guarantors, including maintenance of a minimum asset coverage ratio.

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

In addition, in connection with the Broadmark Merger, RCC Merger Sub, a wholly owned subsidiary of the operating partnership, assumed Broadmark’s obligations on certain senior unsecured notes. The note purchase agreement governing these notes contains financial covenants that require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as other customary affirmative and negative covenants.

The Debt ATM Agreement

On May 20, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”), pursuant to which it may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and the Company. No such sales through the Debt ATM Program were made during the three or six months ended June 30, 2024 or June 30, 2023.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Other than the items referenced above, there have been no material changes to our contractual obligations for the three months ended June 30, 2024. Refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations," in the Company's Form 10-K for further details. As of the date of this Form 10-Q, we had no off-balance sheet arrangements, other than as disclosed.

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

Refer to “Notes to Consolidated Financial Statements, Note 4– Recent Accounting Pronouncements” included in Item 8, “Financial Statements and Supplementary Data,” in the Company’s Form 10-K for a discussion of recent accounting developments and the expected impact to the Company.

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

The table below projects the impact on our interest income and expense for the twelve-month period following June 30, 2024, assuming an immediate increase or decrease of 25, 50, 75, and 100 basis points in interest rates.

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans	$17,828	$35,661	$53,494	$71,328	$(17,747)	$(35,443)	$(53,092)	$(70,651)
Interest rate swap hedges	1,432	2,865	4,297	5,729	(1,432)	(2,865)	(4,297)	(5,729)
Total	$19,260	$38,526	$57,791	$77,057	$(19,179)	$(38,308)	$(57,389)	$(76,380)
Liabilities:
Secured borrowings	(4,949)	(9,899)	(14,848)	(19,797)	4,949	9,899	14,848	19,797
Securitized debt obligations	(9,353)	(18,706)	(28,060)	(37,413)	9,353	18,706	28,060	37,413
Senior secured notes and corporate debt	(278)	(556)	(834)	(1,113)	278	556	834	1,113
Total	$(14,580)	$(29,161)	$(43,742)	$(58,323)	$14,580	$29,161	$43,742	$58,323
Total Net Impact to Net Interest Income (Expense)	$4,680	$9,365	$14,049	$18,734	$(4,599)	$(9,147)	$(13,647)	$(18,057)

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

	June 30, 2024
(in thousands)	Counterparty Rating	Amount of Risk	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
JPMorgan Chase Bank, N.A.	A+/Aa2	$ 577,031	24	25.2%
Morgan Stanley Bank, N.A.	A+/Aa3	$ 125,979	11	5.5%
Credit Suisse AG	A+/Aa2	$ 146,754	10	6.4%

In the table above,

●	The counterparty ratings presented are the long-term issuer credit rating as rated by S&P and Moody’s, respectively.

●	The amount at risk reflects the difference between the amount loaned through repurchase agreements, including interest payable, and the cash and fair value of the assets pledged as collateral, including accrued interest receivable.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act, reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2024. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business.

On June 6, 2024, a purported former stockholder of Broadmark filed a class action lawsuit, captioned Eibling v. Pyatt, et al., Case No. C-24-CV-24-000818, in the Circuit Court for Baltimore City, Maryland (the “Action”). The Action names as defendants Broadmark’s former board of directors and alleges they breached their fiduciary duties in connection with the Broadmark Merger by failing to properly consider acquisition proposals that were purportedly superior to the Broadmark Merger, by relying on purportedly false and misleading valuation analyses, and by authorizing the issuance of a purportedly false and misleading proxy statement. The Action also asserts claims against Broadmark’s financial advisor for aiding and abetting these alleged breaches of fiduciary duty. The Action seeks damages in the form of compensatory damages, quasi-appraisal damages, rescissory damages, and disgorgement of any merger-related benefits. The Action also seeks reimbursement for litigation expenses and attorneys’ and experts’ fees. Although the Company is not a defendant in the Action, it is subject to contractual indemnification obligations (conditioned on the satisfaction of various contractual requirements) in connection therewith, including with respect to the defendants’ service as Broadmark directors and provision of services to Broadmark, as applicable. The defendants intend to vigorously defend against the Action.

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

The table below presents purchases of our common stock during the quarter.

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program
April	1,578,263		$8.57		1,573,644	$49,483,756
May	774,952		8.70		768,118	42,802,320
June	—		—		—	42,802,320
Total	2,353,215	(1)	$8.61	(2)	2,341,762	$42,802,320

(1) Total shares purchased includes shares of common stock owned by certain of our employees which have been surrendered by them to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock units and other equity awards.

(2) The price paid per share is based on the price of our common stock as of the date of the withholding.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our officers and directors entered into, modified or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2024.

Item 6. Exhibits

Exhibit number		Exhibit description

3.1	*	Articles of Amendment and Restatement of ZAIS Financial Corp. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

3.2	*	Articles Supplementary of ZAIS Financial Corp. (incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-185938).

3.3	*	Articles of Amendment and Restatement of Sutherland Asset Management Corporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 4, 2016).

3.4	*	Articles of Amendment of Ready Capital Corporation (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on September 26, 2018).

3.5	*

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

Ready Capital Corporation

Date: August 9, 2024	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board, Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

Date: August 9, 2024	By:	/s/ Andrew Ahlborn
Andrew Ahlborn
Chief Financial Officer
(Principal Accounting and Financial Officer)