Form 10-Q
period 2024-09-30
Ready Capital Corp
filed 2024-11-12
CIK 1527590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Large accelerated filer ☒Accelerated filer ☐  Non-accelerated filer ☐Smaller reporting company ☐Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
The Company has 168,530,704 shares of common stock, par value $0.0001 per share, outstanding as of November 7, 2024.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	69

Item 3. Quantitative and Qualitative Disclosures About Market Risk	90

Item 4. Controls and Procedures	94

PART II. OTHER INFORMATION	94

Item 1. Legal Proceedings	94

Item 1A. Risk Factors	94

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	94

Item 3. Default Upon Senior Securities	95

Item 4. Mine Safety Disclosures	95

Item 5. Other Information	95

Item 6. Exhibits	95

SIGNATURES	99

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$181,315	$138,532
Restricted cash	31,331	30,063
Loans, net (including $4,851 and $9,348 held at fair value)	3,555,928	4,020,160
Loans, held for sale (including $101,364 and $81,599 held at fair value and net of valuation allowance of $156,107 and $0)	320,082	81,599
Mortgage-backed securities	30,780	27,436
Investment in unconsolidated joint ventures (including $6,777 and $7,360 held at fair value)	146,397	133,321
Derivative instruments	11,032	2,404
Servicing rights	127,989	102,837
Real estate owned, held for sale	166,697	252,949
Other assets	412,238	300,175
Assets of consolidated VIEs	5,794,720	6,897,145
Assets held for sale (refer to Note 9)	474,535	454,596
Total Assets	$11,253,044	$12,441,217
Liabilities
Secured borrowings	2,184,280	2,102,075
Securitized debt obligations of consolidated VIEs, net	3,960,185	5,068,453
Senior secured notes, net	437,689	345,127
Corporate debt, net	768,470	764,908
Guaranteed loan financing	742,631	844,540
Contingent consideration	2,007	7,628
Derivative instruments	2,085	212
Dividends payable	44,602	54,289
Loan participations sold	99,737	62,944
Due to third parties	1,239	3,641
Accounts payable and other accrued liabilities	279,014	207,481
Liabilities held for sale (refer to Note 9)	392,697	333,157
Total Liabilities	$8,914,636	$9,794,455
Preferred stock Series C, liquidation preference $25.00 per share (refer to Note 20)	8,361	8,361

Commitments & contingencies (refer to Note 24)

Stockholders’ Equity
Preferred stock Series E, liquidation preference $25.00 per share (refer to Note 20)	111,378	111,378
Common stock, $0.0001 par value, 500,000,000 shares authorized, 168,530,704 and 172,276,105 shares issued and outstanding, respectively	17	17
Additional paid-in capital	2,292,229	2,321,989
Retained earnings (deficit)	(146,003)	124,413
Accumulated other comprehensive loss	(24,232)	(17,860)
Total Ready Capital Corporation equity	2,233,389	2,539,937
Non-controlling interests	96,658	98,464
Total Stockholders’ Equity	$2,330,047	$2,638,401
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$11,253,044	$12,441,217
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2024	2023	2024	2023
Interest income	$226,537	$248,711	$693,010	$695,683
Interest expense	(175,572)	(189,788)	(542,544)	(518,877)
Net interest income before recovery of (provision for) loan losses	$50,965	$58,923	$150,466	$176,806
Recovery of (provision for) loan losses	(53,166)	12,151	(7,751)	(542)
Net interest income after recovery of (provision for) loan losses	$(2,201)	$71,074	$142,715	$176,264
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	(69,184)	14,402	(43,066)	49,855
Net unrealized gain (loss) on financial instruments	(1,241)	15,121	2,034	8,075
Valuation allowance, loans held for sale	71,060	—	(156,107)	—
Servicing income, net of amortization and impairment of $5,841 and $14,216 for the three and nine months ended September 30, 2024, and $324 and $4,495 for the three and nine months ended September 30, 2023, respectively	5,415	6,867	12,444	16,548
Gain (loss) on bargain purchase	32,165	(14,862)	13,859	215,032
Income on unconsolidated joint ventures	3,214	56	4,821	745
Other income	14,823	19,176	37,246	58,200
Total non-interest income (expense)	$56,252	$40,760	$(128,769)	$348,455
Non-interest expense
Employee compensation and benefits	(22,989)	(19,979)	(59,202)	(62,120)
Allocated employee compensation and benefits from related party	(2,537)	(3,001)	(8,037)	(7,827)
Professional fees	(6,232)	(7,666)	(19,330)	(18,742)
Management fees – related party	(6,498)	(7,229)	(19,344)	(18,070)
Incentive fees – related party	—	—	—	(1,791)
Loan servicing expense	(10,101)	(12,541)	(33,907)	(31,590)
Transaction related expenses	(2,998)	(2,329)	(5,240)	(17,188)
Other operating expenses	(18,573)	(12,760)	(70,562)	(34,926)
Total non-interest expense	$(69,928)	$(65,505)	$(215,622)	$(192,254)
Income (loss) from continuing operations before benefit (provision) for income taxes	(15,877)	46,329	(201,676)	332,465
Income tax benefit (provision)	8,404	(2,808)	87,194	(5,903)
Net income (loss) from continuing operations	$(7,473)	$43,521	$(114,482)	$326,562
Discontinued operations (refer to Note 9)
Income (loss) from discontinued operations before benefit (provision) for income taxes	258	4,877	(1,554)	14,624
Income tax benefit (provision)	(64)	(1,219)	389	(3,656)
Net income (loss) from discontinued operations	$194	$3,658	$(1,165)	$10,968
Net income (loss)	$(7,279)	$47,179	$(115,647)	$337,530
Less: Dividends on preferred stock	1,999	1,999	5,997	5,998
Less: Net income attributable to non-controlling interest	2,031	1,517	3,968	7,842
Net income (loss) attributable to Ready Capital Corporation	$(11,309)	$43,663	$(125,612)	$323,690

Earnings per common share from continuing operations - basic	$(0.07)	$0.23	$(0.74)	$2.25
Earnings per common share from discontinued operations - basic	$0.00	$0.02	$(0.01)	$0.08
Total earnings per common share - basic	$(0.07)	$0.25	$(0.75)	$2.33

Earnings per common share from continuing operations - diluted	$(0.07)	$0.23	$(0.74)	$2.22
Earnings per common share from discontinued operations - diluted	$0.00	$0.02	$(0.01)	$0.08
Total earnings per common share - diluted	$(0.07)	$0.25	$(0.75)	$2.30
Weighted-average shares outstanding
Basic	168,335,483	171,973,933	169,669,145	138,323,878
Diluted	169,509,208	174,440,869	170,815,080	140,628,545
Dividends declared per share of common stock	$0.25	$0.36	$0.85	$1.16
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$(7,279)	$47,179	$(115,647)	$337,530
Other comprehensive income (loss) - net change by component:
Derivative financial instruments (cash flow hedges)	(12,639)	4,626	(7,834)	3,314
Foreign currency translation	2,257	(1,239)	1,534	213
Other comprehensive income (loss)	$(10,382)	$3,387	$(6,300)	$3,527
Comprehensive income (loss)	$(17,661)	$50,566	$(121,947)	$341,057
Less: Comprehensive income attributable to non-controlling interests	1,945	1,544	3,909	7,866
Comprehensive income (loss) attributable to Ready Capital Corporation	$(19,606)	$49,022	$(125,856)	$333,191
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three Months Ended September 30, 2024
	Preferred Series E		Common Stock		Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Ready Capital Corporation Equity	Non-controlling Interests	Total Stockholders' Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at June 30, 2024	4,600,000	$111,378	168,167,272	$17	$2,287,684	$(92,319)	$(13,880)	$2,292,880	$98,985	$2,391,865
Dividend declared:
Common stock ($0.25 per share)	—	—	—	—	—	(42,375)	—	(42,375)	—	(42,375)
OP units	—	—	—	—	—	—	—	—	(228)	(228)
$0.390625 per Series C preferred share	—	—	—	—	—	(131)	—	(131)	—	(131)
$0.406250 per Series E preferred share	—	—	—	—	—	(1,868)	—	(1,868)	—	(1,868)
Stock-based compensation	—	—	48,980	—	450	—	—	450	—	450
Conversion of OP units into common stock	—	—	315,000	—	2,649	—	—	2,649	(2,649)	—
Share repurchases	—	—	(548)	—	(5)	—	—	(5)	—	(5)
Reallocation of non-controlling interest	—	—	—	—	1,451	—	(56)	1,395	(1,395)	—
Net income (loss)	—	—	—	—	—	(9,310)	—	(9,310)	2,031	(7,279)
Other comprehensive loss	—	—	—	—	—	—	(10,296)	(10,296)	(86)	(10,382)
Balance at September 30, 2024	4,600,000	$111,378	168,530,704	$17	$2,292,229	$(146,003)	$(24,232)	$2,233,389	$96,658	$2,330,047

	Three Months Ended September 30, 2023
	Preferred Series E		Common Stock		Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Ready Capital Corporation Equity	Non-controlling Interests	Total Stockholders' Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at June 30, 2023	4,600,000	$111,378	171,651,924	$17	$2,313,849	$187,139	$(9,281)	$2,603,102	$99,960	$2,703,062
Dividend declared:
Common stock ($0.36 per share)	—	—	—	—	—	(62,263)	—	(62,263)	—	(62,263)
OP units	—	—	—	—	—	—	—	—	(515)	(515)
$0.390625 per Series C preferred share	—	—	—	—	—	(131)	—	(131)	—	(131)
$0.406250 per Series E preferred share	—	—	—	—	—	(1,868)	—	(1,868)	—	(1,868)
Distributions, net	—	—	(503)	—	(6)	—	—	(6)	(63)	(69)
Conversion of OP units into common stock	—	—	110,659	—	1,254	—	—	1,254	(1,254)	—
Stock-based compensation	—	—	349,033	—	3,615	—	—	3,615	—	3,615
Share repurchases	—	—	(87,242)	—	(978)	—	—	(978)	—	(978)
Reallocation of non-controlling interest	—	—	—	—	375	—	(7)	368	(368)	—
Net income	—	—	—	—	—	45,662	—	45,662	1,517	47,179
Other comprehensive income	—	—	—	—	—	—	3,360	3,360	27	3,387
Balance at September 30, 2023	4,600,000	$111,378	172,023,871	$17	$2,318,109	$168,539	$(5,928)	$2,592,115	$99,304	$2,691,419
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Nine Months Ended September 30, 2024
	Preferred Series E		Common Stock		Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Ready Capital Corporation Equity	Non-controlling Interests	Total Stockholders' Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2023	4,600,000	$111,378	172,276,105	$17	$2,321,989	$124,413	$(17,860)	$2,539,937	$98,464	$2,638,401
Dividend declared:
Common stock ($0.85 per share)	—	—	—	—	—	(144,804)	—	(144,804)	—	(144,804)
OP units	—	—	—	—	—	—	—	—	(968)	(968)
$1.171875 per Series C preferred share	—	—	—	—	—	(393)	—	(393)	—	(393)
$1.218750 per Series E preferred share	—	—	—	—	—	(5,604)	—	(5,604)	—	(5,604)
Contributions, net	—	—	(1,981)	—	(18)	—	—	(18)	600	582
Stock-based compensation	—	—	435,052	—	5,056	—	—	5,056	—	5,056
Conversion of OP units into common stock	—	—	420,000	—	3,632	—	—	3,632	(3,632)	—
Share repurchases	—	—	(4,598,472)	—	(40,276)	—	—	(40,276)	—	(40,276)
Reallocation of non-controlling interest	—	—	—	—	1,846	—	(131)	1,715	(1,715)	—
Net income (loss)	—	—	—	—	—	(119,615)	—	(119,615)	3,968	(115,647)
Other comprehensive loss	—	—	—	—	—	—	(6,241)	(6,241)	(59)	(6,300)
Balance at September 30, 2024	4,600,000	$111,378	168,530,704	$17	$2,292,229	$(146,003)	$(24,232)	$2,233,389	$96,658	$2,330,047

	Nine Months Ended September 30, 2023
	Preferred Series E		Common Stock		Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Ready Capital Corporation Equity	Non-controlling Interests	Total Stockholders' Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2022	4,600,000	$111,378	110,523,641	$11	$1,684,074	$4,994	$(9,369)	$1,791,088	$99,146	$1,890,234
Dividend declared:
Common stock ($1.16 per share)	—	—	—	—	—	(160,145)	—	(160,145)	—	(160,145)
OP units	—	—	—	—	—	—	—	—	(1,770)	(1,770)
$1.171875 per Series C preferred share	—	—	—	—	—	(393)	—	(393)	—	(393)
$1.218750 per Series E preferred share	—	—	—	—	—	(5,605)	—	(5,605)	—	(5,605)
Distributions, net	—	—	(503)	—	(6)	—	—	(6)	(163)	(169)
Shares issued pursuant to merger transaction	—	—	62,229,429	6	637,223	—	—	637,229	—	637,229
Equity issuances	—	—	—	—	125	—	—	125	—	125
Offering costs	—	—	—	—	(127)	—	—	(127)	(2)	(129)
Equity component of 2017 convertible note issuance	—	—	—	—	(191)	—	—	(191)	(3)	(194)
Stock-based compensation	—	—	1,038,820	—	12,251	—	—	12,251	—	12,251
Conversion of OP units into common stock	—	—	163,401	—	1,821	—	—	1,821	(1,821)	—
Share repurchases	—	—	(1,930,917)	—	(21,072)	—	—	(21,072)	—	(21,072)
Reallocation of non-controlling interest	—	—	—	—	4,011	—	(62)	3,949	(3,949)	—
Net income	—	—	—	—	—	329,688	—	329,688	7,842	337,530
Other comprehensive income	—	—	—	—	—	—	3,503	3,503	24	3,527
Balance at September 30, 2023	4,600,000	$111,378	172,023,871	$17	$2,318,109	$168,539	$(5,928)	$2,592,115	$99,304	$2,691,419
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$(115,647)	$337,530
Net income (loss) from discontinued operations, net of tax	(1,165)	10,968
Net income (loss) from continuing operations	(114,482)	326,562
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	38,484	43,325
Stock-based compensation	5,642	6,189
Provision for (recovery of) loan losses	7,751	542
Impairment loss on real estate owned, held for sale	26,627	5,287
Repair and denial reserve (recovery)	282	(3,042)
Paid-in-kind accrued interest	(56,995)	—
Provision for loan losses on purchased future receivables	2,118	6,890
Loans, held for sale, net	270,411	14,727
Valuation allowance, loans held for sale	156,107	—
Net income (loss) of unconsolidated joint ventures, net of distributions	(2,912)	862
Realized (gains) losses, net	46,863	(46,828)
Unrealized (gains) losses, net	(3,594)	(9,521)
Bargain purchase gain (loss)	(13,859)	(215,032)
Changes in operating assets and liabilities:
Derivative instruments	(4,720)	22,809
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	(70,315)	(18,426)
Receivable from third parties	1,587	(11,724)
Other assets	(59,795)	(41,372)
Accounts payable and other accrued liabilities	59,080	(14,459)
Net cash provided by operating activities from continuing operations	$288,280	$66,789
Net cash provided by (used for) operating activities from discontinued operations	(42,625)	13,992
Net cash provided by operating activities	$245,655	$80,781
Cash Flows From Investing Activities:
Origination of loans	(674,770)	(868,989)
Proceeds from disposition and principal payment of loans	1,614,847	1,408,022
Funding of real estate, held for sale	(1,308)	(7,808)
Proceeds from sale of real estate, held for sale	56,766	47,881
Investment in unconsolidated joint ventures	(17,657)	(25,138)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	8,384	6,804
Payment of liabilities under participation agreements	(4,009)	(7,922)
Net cash provided by (used for) business acquisitions	$(44,166)	$38,710
Net cash provided by investing activities from continuing operations	$938,087	$591,560
Net cash provided by (used for) investing activities from discontinued operations	59,955	(1,299)
Net cash provided by investing activities	$998,042	$590,261
Cash Flows From Financing Activities:
Proceeds from secured borrowings	1,714,585	3,709,763
Repayment of secured borrowings	(1,633,621)	(4,201,297)
Repayment of the Paycheck Protection Program Liquidity Facility borrowings	(13,885)	(124,678)
Proceeds from issuance of securitized debt obligations of consolidated VIEs	—	1,120,815
Repayment of securitized debt obligations of consolidated VIEs	(1,136,024)	(770,555)
Proceeds from senior secured note	92,119	—
Repayment of convertible note	—	(115,000)
Repayment of guaranteed loan financing	(101,909)	(92,333)
Payment of deferred financing costs	(10,851)	(29,404)
Payment of contingent consideration	—	(9,000)
Proceeds from issuance of equity, net of issuance costs	—	108
Common stock repurchased	(39,190)	(18,108)
Settlement of share-based awards in satisfaction of withholding tax requirements	(1,086)	(3,076)
Dividend payments	(161,456)	(150,313)
Distributions, net	(18)	(6)
Net cash used for financing activities from continuing operations	$(1,291,336)	$(683,084)
Net cash provided by financing activities from discontinued operations	19,474	27,004
Net cash used for financing activities	$(1,271,862)	$(656,080)
Net increase (decrease) in cash, cash equivalents, and restricted cash including cash classified within assets held for sale	(28,165)	14,962
Less: Net decrease in cash and cash equivalents within assets held for sale	(1,241)	(2,163)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(26,924)	17,125
Cash, cash equivalents, and restricted cash beginning balance	262,506	273,604
Cash, cash equivalents, and restricted cash ending balance	$235,582	$290,729
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2024	2023
Supplemental disclosures:
Cash paid for interest	$520,795	$472,044
Cash paid (received) for income taxes	$(11,942)	$535
Non-cash investing activities
Loans transferred from loans, held for sale to loans, net	$—	$64,524
Loans transferred from loans, net to loans, held for sale	$719,623	$—
Consolidation of assets in securitization trusts	$—	$689,079
Loans transferred to real estate owned, held for sale	$18,711	$56,711
Contingent consideration in connection with acquisitions	$2,007	$—
Non-cash financing activities
Shares and OP units issued in connection with merger transactions	$—	$637,229
Consolidation of borrowings in securitization trusts	$—	$689,079
Conversion of OP units to common stock	$3,632	$1,821
Cash, cash equivalents, and restricted cash reconciliation
Cash and cash equivalents	$181,315	$165,731
Restricted cash	31,331	31,498
Cash, cash equivalents, and restricted cash in assets of consolidated VIEs	22,936	93,500
Cash, cash equivalents, and restricted cash ending balance	$235,582	$290,729
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
Sutherland Partners, L.P. (the “operating partnership”) holds substantially all of the Company’s assets and conducts substantially all of the Company’s business. As of September 30, 2024 and December 31, 2023, the Company owned approximately 99.5% and 99.2% of the operating partnership, respectively. The Company, as sole general partner of the operating partnership, has responsibility and discretion in the management and control of the operating partnership, and the limited partners of the operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the operating partnership. Therefore, the Company consolidates the operating partnership.
Acquisitions
Funding Circle. On July 1, 2024, the Company acquired Funding Circle USA, Inc. (“Funding Circle”) through its subsidiary, iBusiness Funding LLC, for approximately $41.2 million in cash plus the assumption of certain liabilities
(the “Funding Circle Acquisition”). Funding Circle is an online lending platform that originates and services small business loans. The Funding Circle Acquisition integrates Funding Circle’s loan origination servicing platform with the
Company’s Lending as a Service ("LaaS") and LenderAI product offerings. Refer to Note 5 for assets acquired and liabilities assumed in the merger.
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
Note 2. Basis of Presentation
The unaudited interim consolidated financial statements herein, referred to as the “consolidated financial statements”, as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.
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
Loans, held at fair value. Loans, held at fair value represent certain loans originated by the Company for which the fair value option has been elected. Interest is recognized as interest income in the consolidated statements of operations when earned and deemed collectible. Changes in fair value are recurring and are reported as net unrealized gain (loss) on financial instruments in the consolidated statements of operations. Loans, held at fair value are classified as Level 3 in the fair value hierarchy.
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
Non-accrual loans. A loan is generally placed on non-accrual status when it is probable that principal and interest will not be collected under the original contractual terms. At that time, interest income is no longer accrued. Non-accrual loans consist of loans for which principal or interest has been delinquent for 90 days or more and for which specific reserves are recorded, including purchased credit-deteriorated (“PCD”) loans. Interest income accrued, but not collected, at the date loans are placed on non-accrual status is reversed, unless the loan is expected to be fully recoverable by the collateral or is in the process of being collected. Interest income is subsequently recognized only to the extent it is received in cash or until the loan qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Loans are restored to accrual status when contractually current and the collection of future payments is reasonably assured. In certain instances, the Company may make exceptions to placing a loan on non-accrual status if the loan is in the process of a modification. For construction loans that have been delinquent for 90 days or more, interest income may continue to accrue if it is probable that principal and interest will be collected in full.
Paid-In-Kind ("PIK") Interest. PIK interest is computed at the contractual rate specified in each loan agreement and added to the principal balance of the loan, and is recorded as interest income over the life of the loan on the consolidated statement of operations. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the borrower to be able to pay all principal and interest due. To maintain the
Company's status as a REIT, this non-cash source of income is included within the 90% of its taxable income required to be distributed to shareholders.
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
Loans, held for sale
Loans are classified as held for sale if there is an intent to sell in the near-term. These loans are recorded at the lower of amortized cost or fair value, unless the fair value option has been elected at the time of origination or acquisition. If the loan’s fair value is determined to be less than its amortized cost, a non-recurring fair value adjustment may be recorded through a valuation allowance. For loans originated through the LMM Commercial Real Estate and Small Business
Lending segments, for which the fair value option has been elected, changes in fair value are recurring and are reported as net unrealized gain (loss) on financial instruments in the consolidated statements of operations. Loans, held for sale for which the fair value option has been elected are predominantly classified as Level 2 in the fair value hierarchy. For originated SBA loans, the guaranteed portion is held at fair value. Interest is recognized as interest income in the consolidated statements of operations when earned and deemed collectible. When loans classified as held for sale are sold, the proceeds, less the costs to sell, in excess (or deficiency) of the net carrying value, including accrued interest, are recognized as a realized gain (loss).
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

Derivative instruments
Subject to maintaining qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, comprised of interest rate swaps and FX forwards as part of its risk management strategy. The
Company accounts for derivative instruments under ASC 815, Derivatives and Hedging (“ASC 815”). All derivatives are reported as either assets or liabilities in the consolidated balance sheets at the estimated fair value with the changes in the fair value recorded in earnings unless hedge accounting is elected. As of September 30, 2024 and December 31,
2023, the Company had offset $24.7 million and $34.4 million of cash collateral payable against gross derivative asset positions, respectively.
Interest rate swap agreements. An interest rate swap is an agreement between two counterparties to exchange periodic interest payments where one party to the contract makes a fixed-rate payment in exchange for a floating-rate payment from the other party. The dollar amount each party pays is an agreed-upon periodic interest rate multiplied by a pre-
determined dollar principal (notional amount). No principal (notional amount) is exchanged between the two parties at the trade initiation date and only interest payments are exchanged over the life of the contract. The fair value adjustments are reported within net unrealized gain (loss) on financial instruments, while the related interest income or interest expense are reported within net realized gain (loss) on financial instruments in the consolidated statements of operations.
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
Investment in unconsolidated joint ventures
According to ASC 323, Equity Method and Joint Ventures, investors in unincorporated entities such as partnerships and unincorporated joint ventures generally shall account for their investments using the equity method of accounting if the investor has the ability to exercise significant influence over the investee. Under the equity method, the Company recognizes its allocable share of the earnings or losses of the investment monthly in earnings and adjusts the carrying amount for its share of the distributions that exceeds its allocable share of earnings. The fair value adjustments are reported within income on unconsolidated joint ventures in the consolidated statements of operations. Investments in unconsolidated joint ventures are classified as Level 3 in the fair value hierarchy.
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
Intangible assets
The Company accounts for intangible assets under ASC 350, Intangibles- Goodwill and Other (“ASC 350”). The
Company’s intangible assets include an SBA license, capitalized software, a broker network, trade names and customer relationships. The Company capitalizes software costs expected to result in long-term operational benefits, such as replacement systems or new applications that result in significantly increased operational efficiencies or functionality as well as costs related to internally developed software expected to be sold, leased or otherwise marketed under ASC
985-20, Software- costs of software to be sold, leased, or marketed. All other costs incurred in connection with internal use software are expensed as incurred. The Company initially records its intangible assets at cost or fair value and will test for impairment if a triggering event occurs. Intangible assets are included within other assets in the consolidated balance sheets. The Company amortizes intangible assets with identified estimated useful lives on a straight-line basis over their estimated useful lives.

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
The qualitative assessment requires judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, macroeconomic conditions, industry and market conditions and relevant entity specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. In the third quarter of 2024, as a result of the qualitative assessment, the Company determined that it was more likely than not that the estimated fair value of each of the reporting units exceeded its respective estimated carrying value. Therefore, goodwill for each reporting unit was not impaired and a quantitative test was not required.
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
Due from servicers
The loan-servicing activities of the Company’s LMM Commercial Real Estate segment are performed primarily by third-
party servicers. SBA loans originated and held by the Company are internally serviced. The Company’s servicers hold substantially all of the cash owned by the Company related to loan servicing activities. These amounts include principal and interest payments made by borrowers, net of advances and servicing fees. Cash is generally received within 30 days of recording the receivable.
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
Senior secured notes, net
The Company accounts for secured debt offerings net of issuance costs, under ASC 470. These senior secured notes are collateralized by loans, MBS, and retained interests of consolidated VIE’s. Interest accrued in connection with senior secured notes is recorded as interest expense in the consolidated statements of operations.
Corporate debt, net
The Company accounts for corporate debt offerings net of issuance costs, under ASC 470. Interest accrued in connection with corporate debt is recorded as interest expense in the consolidated statements of operations.
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
The Company provides for exposure in connection with uncertain tax positions, which requires significant judgment by management including determination, based on the weight of the tax law and available evidence, that it is more-likely-
than-not that a tax result will be realized. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense on the consolidated statements of operations. As of the date of the consolidated balance sheets, the Company has accrued no taxes, interest or penalties related to uncertain tax positions. In addition, changes in this position in the next 12 months are not anticipated.
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
Interest income. Interest income on loans, held-for-investment, loans, held at fair value, loans, held for sale, and MBS, at fair value is accrued based on the outstanding principal amount and contractual terms of the instrument, including loans with contractual PIK interest for which the Company has not yet collected cash. Discounts or premiums associated with the loans and investment securities are amortized or accreted into interest income as a yield adjustment on the effective interest method, based on contractual cash flows through the maturity date of the investment.
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
Foreign currency transactions
Assets and liabilities denominated in non-U.S. currencies are translated into U.S. dollars using foreign currency exchange rates prevailing at the end of the reporting period. Revenue and expenses are translated at the average exchange rates for each reporting period. Foreign currency remeasurement gains or losses on transactions in nonfunctional currencies are recognized in earnings. Gains or losses on translation of the financial statements of a non-
U.S. operation, when the functional currency is other than the U.S. dollar, are included, net of taxes, in the consolidated statements of comprehensive income (loss).
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
Note 5. Business Combinations
Funding Circle Acquisition
On July 1, 2024 the Company acquired Funding Circle, an online lending platform that originates and services small business loans. Refer to Note 1 for more information about the Funding Circle Acquisition. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The methodologies used, and key assumptions made, to estimate the fair value of the assets acquired and liabilities assumed are primarily based on future cash flows and discount rates.

The table below summarizes the fair value of assets acquired and liabilities assumed from the Funding Circle
Acquisition.

(in thousands)	Preliminary Purchase Price Allocation
Assets
Cash and cash equivalents	$29,209
Loans, net	10,001
Investment in unconsolidated joint ventures	891
Servicing rights	5,388
Other assets:
Deferred tax asset	32,186
Intangible assets	10,052
Other	2,724
Total assets acquired	$90,451
Liabilities
Secured borrowings	2,022
Accounts payable and other accrued liabilities	14,952
Total liabilities assumed	$16,974
Net assets acquired	$73,477
The table below illustrates the aggregate consideration transferred, net assets acquired, and the related bargain purchase gain.

(in thousands)	Preliminary Purchase Price Allocation
Fair value of net assets acquired	$73,477
Consideration transferred	41,312
Bargain purchase gain	$32,165
Madison One Acquisition
On June 5, 2024 the Company acquired Madison One, a lending originator and servicer in the government guaranteed loan industry focusing on USDA and SBA guaranteed loan products. Refer to Note 1 for more information about the
Madison One Acquisition. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The methodologies used, and key assumptions made, to estimate the fair value of the assets acquired and liabilities assumed are primarily based on future cash flows and discount rates.
The table below summarizes the fair value of assets acquired and liabilities assumed from the Madison One Acquisition.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Assets
Cash and cash equivalents	$83	$—	$83
Restricted cash	721	(200)	521
Servicing rights	16,304	—	16,304
Other assets:
Intangible assets	10,400	900	11,300
Other	303	—	303
Total assets acquired	$27,811	$700	$28,511
Liabilities
Accounts payable and other accrued liabilities	978	—	978
Total liabilities assumed	$978	$—	$978
Non-controlling interests	(600)	—	(600)
Net assets acquired, net of non-controlling interests	$26,233	$700	$26,933
In a business combination, the initial allocation of the purchase price is considered preliminary and therefore, is subject to change until the end of the measurement period. The final determination must occur within one year of the merger date. Because the measurement period for the Madison One Acquisition remains open, certain fair value estimates may change once all information necessary to make a final fair value assessment is received. The amounts presented in the table above pertain to the preliminary purchase price allocation reported at the time of the Madison One Acquisition based on information that was available to management at the time the consolidated financial statements were prepared.
The preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value of the assets acquired and liabilities assumed, which could have an impact on the consolidated financial statements.
Subsequent to the determination of the preliminary purchase price allocation, the Company recorded a measurement period adjustment based on the updated valuations obtained by increasing net assets acquired and decreasing goodwill related to this transaction by $0.7 million.
The table below illustrates the aggregate consideration transferred, net assets acquired, and the related goodwill.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Fair value of net assets acquired	$26,233	$700	$26,933

Cash paid	32,868	—	32,868
Contingent consideration	$3,926	$—	$3,926
Total consideration transferred	$36,794	$—	$36,794

Goodwill	$10,561	$(700)	$9,861
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
Loan portfolio
The table below summarizes the classification, unpaid principal balance (“UPB”), and carrying value of loans held by the Company including loans of consolidated VIEs.

	September 30, 2024		December 31, 2023
(in thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Bridge	$1,339,346	$1,338,814	$1,444,770	$1,448,281
Fixed rate	214,963	211,122	247,476	241,674
Construction	865,946	866,837	1,207,783	1,212,526
Freddie Mac	—	—	9,500	9,719
SBA - 7(a)	1,056,455	1,065,402	995,974	1,003,323
Other	162,677	179,745	196,087	198,499
Total Loans, before allowance for loan losses	$3,639,387	$3,661,920	$4,101,590	$4,114,022
Allowance for loan losses	$(83,459)	$—	$(81,430)	$—
Total Loans, net	$3,555,928	$3,661,920	$4,020,160	$4,114,022
Loans in consolidated VIEs
Bridge	4,371,052	4,382,364	5,370,251	5,389,535
Fixed rate	733,580	734,916	790,068	790,967
SBA - 7(a)	191,204	203,676	213,892	227,636
Other	226,928	227,683	257,289	258,029
Total Loans, in consolidated VIEs, before allowance for loan losses	$5,522,764	$5,548,639	$6,631,500	$6,666,167
Allowance for loan losses on loans in consolidated VIEs	$(13,783)	$—	$(20,175)	$—
Total Loans, net, in consolidated VIEs	$5,508,981	$5,548,639	$6,611,325	$6,666,167
Loans, held for sale
Bridge	186,442	186,135	—	—
Fixed rate	14,091	15,086	—	—
Construction	179,353	181,622	—	—
Freddie Mac	21,245	21,046	20,955	20,729
SBA - 7(a)	73,346	68,160	59,421	55,769
Other	1,712	1,822	1,223	1,297
Total Loans, held for sale, before valuation allowance	$476,189	$473,871	$81,599	$77,795
Valuation allowance	$(156,107)	$—	$—	$—
Total Loans, held for sale	$320,082	$473,871	$81,599	$77,795
Total	$9,384,991	$9,684,430	$10,713,084	$10,857,984
In the table above, loans with the “Other” classification are generally LMM acquired loans that have nonconforming characteristics for the Fixed rate, Bridge, Construction, or Freddie Mac classifications due to loan size, rate type, collateral, or borrower criteria.

Loan vintage and credit quality indicators
The Company monitors the credit quality of its loan portfolio based on primary credit quality indicators, such as delinquency rates. Loans that are 30 days or more past due, provide an indication of the borrower’s capacity and willingness to meet its financial obligations. Total Loans, net includes Loans, net in consolidated VIEs and a specific allowance for loan losses of $66.0 million, including $1.9 million of PCD loan reserves as of September 30, 2024, and a specific allowance for loan losses of $57.1 million, including $21.4 million of PCD loan reserves, as of December 31,
2023.
The tables below summarize the classification, UPB, carrying value and gross write-offs of loans by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2024	2023	2022	2021	2020	Pre 2020	Total
September 30, 2024
Bridge	$5,721,178	$302,313	$255,430	$2,481,275	$2,419,214	$155,382	$86,484	$5,700,098
Fixed rate	946,038	—	—	110,553	181,270	89,224	564,727	945,774
Construction	866,837	2,065	71,302	155,366	101,638	12,866	475,388	818,625
SBA - 7(a)	1,269,078	172,543	145,752	335,624	267,551	98,628	222,600	1,242,698
Other	407,428	8,681	3,085	4,637	5,868	9,636	357,057	388,964
Total Loans, before general allowance for loan losses	$9,210,559	$485,602	$475,569	$3,087,455	$2,975,541	$365,736	$1,706,256	$9,096,159
General allowance for loan losses								$(31,250)
Total Loans, net								$9,064,909
Gross write-offs		$—	$1,330	$1,606	$2,917	$563	$6,007	$12,423
	UPB	2023	2022	2021	2020	2019	Pre 2019	Total
December 31, 2023
Bridge	$6,837,816	$323,648	$2,956,697	$2,949,521	$288,647	$166,266	$111,303	$6,796,082
Fixed rate	1,032,641	4,007	110,800	207,510	90,794	318,077	300,642	1,031,830
Construction	1,212,526	108,218	253,100	182,920	73,370	434,151	128,876	1,180,635
Freddie Mac	9,719	—	—	3,810	5,690	—	—	9,500
SBA - 7(a)	1,230,959	151,878	353,871	318,208	115,019	76,080	189,622	1,204,678
Other	456,528	2,599	4,877	18,549	8,708	43,724	374,776	453,233
Total Loans, before general allowance for loan losses	$10,780,189	$590,350	$3,679,345	$3,680,518	$582,228	$1,038,298	$1,105,219	$10,675,958
General allowance for loan losses								$(44,473)
Total Loans, net								$10,631,485
Gross write-offs		$100	$950	$3,236	$258	$360	$25,731	$30,635
The tables below present delinquency information on loans, net by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2024	2023	2022	2021	2020	Pre 2020	Total
September 30, 2024
Current	$8,576,638	$484,227	$440,954	$2,922,749	$2,674,290	$347,707	$1,625,408	$8,495,335
30 - 59 days past due	108,389	506	15,490	67,941	6,518	59	17,404	107,918
60+ days past due	525,532	869	19,125	96,765	294,733	17,970	63,444	492,906
Total Loans, before general allowance for loan losses	$9,210,559	$485,602	$475,569	$3,087,455	$2,975,541	$365,736	$1,706,256	$9,096,159
General allowance for loan losses								$(31,250)
Total Loans, net								$9,064,909
	UPB	2023	2022	2021	2020	2019	Pre 2019	Total
December 31, 2023
Current	$9,632,399	$574,507	$3,351,046	$3,409,643	$495,433	$881,868	$875,348	$9,587,845
30 - 59 days past due	172,355	582	59,988	80,684	510	22,586	7,148	171,498
60+ days past due	975,435	15,261	268,311	190,191	86,285	133,844	222,723	916,615
Total Loans, before general allowance for loan losses	$10,780,189	$590,350	$3,679,345	$3,680,518	$582,228	$1,038,298	$1,105,219	$10,675,958
General allowance for loan losses								$(44,473)
Total Loans, net								$10,631,485

The table below presents delinquency information on loans, net by portfolio.

(in thousands)	Current	30 - 59 days past due	60+ days past due	Total	Non-Accrual Loans	90+ days past due and Accruing
September 30, 2024
Bridge	$5,234,060	$81,403	$384,635	$5,700,098	$132,916	$178,321
Fixed rate	911,066	—	34,708	945,774	24,307	—
Construction	768,475	20,848	29,302	818,625	40,754	—
SBA - 7(a)	1,203,253	945	38,500	1,242,698	56,686	124
Other	378,481	4,722	5,761	388,964	3,206	313
Total Loans, before general allowance for loan losses	$8,495,335	$107,918	$492,906	$9,096,159	$257,869	$178,758
General allowance for loan losses				$(31,250)
Total Loans, net				$9,064,909
Percentage of loans outstanding	93.4%	1.2%	5.4%	100%	2.8%	2.0%
December 31, 2023
Bridge	$6,186,367	$87,163	$522,552	$6,796,082	$339,073	$—
Fixed rate	986,755	21,798	23,277	1,031,830	13,928	—
Construction	782,123	49,694	348,818	1,180,635	241,751	82,781
Freddie Mac	9,500	—	—	9,500	2,695	—
SBA - 7(a)	1,179,231	8,619	16,828	1,204,678	30,549	40
Other	443,869	4,224	5,140	453,233	6,005	—
Total Loans, before general allowance for loan losses	$9,587,845	$171,498	$916,615	$10,675,958	$634,001	$82,821
General allowance for loan losses				$(44,473)
Total Loans, net				$10,631,485
Percentage of loans outstanding	89.8%	1.6%	8.6%	100%	5.9%	0.8%
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
The collateral concentration of the loan portfolio considers economic factors or events may have a more pronounced impact on certain sectors or property types.

The table below presents quantitative information on the credit quality of loans, net.

	LTV(1)
(in thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
September 30, 2024
Bridge	$2,344	$85,820	$686,637	$4,116,884	$581,845	$226,568	$5,700,098
Fixed rate	2,550	32,084	408,850	463,599	37,395	1,296	945,774
Construction	23,102	4,610	102,386	626,461	46,169	15,897	818,625
SBA - 7(a)	14,141	69,297	201,475	367,637	221,651	368,497	1,242,698
Other	115,580	126,514	66,807	61,163	13,368	5,532	388,964
Total Loans, before general allowance for loan losses	$157,717	$318,325	$1,466,155	$5,635,744	$900,428	$617,790	$9,096,159
General allowance for loan losses							$(31,250)
Total Loans, net							$9,064,909
Percentage of loans outstanding	1.7%	3.5%	16.1%	62.0%	9.9%	6.8%
December 31, 2023
Bridge	$2,308	$97,309	$756,353	$5,781,651	$82,517	$75,944	$6,796,082
Fixed rate	5,222	36,021	449,804	517,628	19,965	3,190	1,031,830
Construction	25,173	94,856	532,730	355,631	119,191	53,054	1,180,635
Freddie Mac	—	—	2,995	6,505	—	—	9,500
SBA - 7(a)	10,627	56,061	172,743	404,102	226,327	334,818	1,204,678
Other	127,310	159,386	81,291	68,451	14,124	2,671	453,233
Total Loans, before general allowance for loan losses	$170,640	$443,633	$1,995,916	$7,133,968	$462,124	$469,677	$10,675,958
General allowance for loan losses							$(44,473)
Total Loans, net							$10,631,485
Percentage of loans outstanding	1.6%	4.2%	18.7%	66.8%	4.3%	4.4%
(1)LTV is calculated by dividing the current carrying amount by the most recent collateral value received. The most recent value for performing loans is often the third-
party as-is valuation utilized during the original underwriting process.
The table below presents the geographic concentration of loans, net, secured by real estate.

Geographic Concentration (% of UPB)	September 30, 2024	December 31, 2023
Texas	19.2%	18.6%
California	10.8	11.4
Arizona	7.7	6.1
Florida	7.5	6.4
Oregon	7.3	5.9
Georgia	6.6	7.1
New York	4.7	4.8
North Carolina	4.4	4.1
Ohio	3.5	3.2
Washington	3.0	3.4
Other	25.3	29.0
Total	100.0%	100.0%
The table below presents the collateral type concentration of loans, net.

Collateral Concentration (% of UPB)	September 30, 2024	December 31, 2023
Multi-family	61.0%	60.9%
SBA	13.8	11.4
Mixed Use	8.8	8.4
Industrial	5.3	4.3
Retail	4.2	4.3
Office	3.3	4.4
Lodging	2.0	1.6
Other	1.6	4.7
Total	100.0%	100.0%

The table below presents the collateral type concentration of SBA loans within loans, net.

Collateral Concentration (% of UPB)	September 30, 2024	December 31, 2023
Lodging	22.1%	23.4%
Gasoline Service Stations	12.3	12.8
Eating Places	6.7	6.2
Child Day Care Services	5.5	5.6
Offices of Physicians	3.7	4.1
General Freight Trucking, Local	3.1	3.5
Grocery Stores	2.2	2.3
Coin-Operated Laundries and Drycleaners	1.7	1.9
Beer, Wine, and Liquor Stores	1.1	1.3
Funeral Service & Crematories	1.0	1.4
Other	40.6	37.5
Total	100.0%	100.0%
Allowance for credit losses
The allowance for credit losses consists of the allowance for losses on loans and lending commitments accounted for at amortized cost. Such loans and lending commitments are reviewed quarterly considering credit quality indicators, including probable and historical losses, collateral values, LTV ratios, and economic conditions.
The table below presents the allowance for loan losses by loan product and impairment methodology.

(in thousands)	Bridge	Fixed rate	Construction	SBA - 7(a)	Other	Total
September 30, 2024
General	$12,536	$3,525	$1,842	$12,085	$1,262	$31,250
Specific	10,300	2,769	45,432	4,961	641	64,103
PCD	—	—	1,889	—	—	1,889
Ending balance	$22,836	$6,294	$49,163	$17,046	$1,903	$97,242
December 31, 2023
General	$17,302	$7,884	$3,722	$12,679	$2,886	$44,473
Specific	18,939	5,714	5,726	5,188	143	35,710
PCD	—	—	21,422	—	—	21,422
Ending balance	$36,241	$13,598	$30,870	$17,867	$3,029	$101,605

The table below presents a summary of the changes in the allowance for loan losses.

(in thousands)	Bridge	Fixed rate	Construction	SBA - 7(a)	Other	Total
Three Months Ended September 30, 2024
Beginning balance	$14,398	$6,480	$7,910	$13,566	$2,478	$44,832
Provision for (recoveries of) loan losses	8,438	(186)	41,253	3,680	(575)	52,610
Charge-offs and sales	—	—	—	(724)	—	(724)
Recoveries	—	—	—	524	—	524
Ending balance	$22,836	$6,294	$49,163	$17,046	$1,903	$97,242
Three Months Ended September 30, 2023
Beginning balance	$43,857	$12,204	$35,925	$16,809	$3,359	$112,154
Provision for (recoveries of) loan losses	(8,304)	(1,442)	(1,451)	2,133	(524)	(9,588)
Measurement period adjustment - PCD(1)	—	—	5,245	—	—	5,245
Charge-offs and sales	(8)	—	(6,389)	(428)	(606)	(7,431)
Recoveries	—	—	—	28	—	28
Ending balance	$35,545	$10,762	$33,330	$18,542	$2,229	$100,408
Nine Months Ended September 30, 2024
Beginning balance	$36,241	$13,598	$30,870	$17,867	$3,029	$101,605
Provision for (recoveries of) loan losses	(13,405)	(4,675)	23,038	3,434	(1,060)	7,332
Charge-offs and sales	—	(2,629)	(4,745)	(4,983)	(66)	(12,423)
Recoveries	—	—	—	728	—	728
Ending balance	$22,836	$6,294	$49,163	$17,046	$1,903	$97,242
Nine Months Ended September 30, 2023
Beginning balance	$49,905	$6,531	$17,334	$14,299	$2,450	$90,519
Provision for (recoveries of) loan losses	(13,741)	5,735	6,421	5,540	385	4,340
PCD(1)	—	—	32,862	—	—	32,862
Charge-offs and sales	(619)	(1,504)	(23,287)	(1,443)	(606)	(27,459)
Recoveries	—	—	—	146	—	146
Ending balance	$35,545	$10,762	$33,330	$18,542	$2,229	$100,408
(1)Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Broadmark Merger.
The table above excludes $1.1 and $1.0 million of allowance for loan losses on unfunded lending commitments as of
September 30, 2024 and September 30, 2023, respectively. Refer to Note 3 – Summary of Significant Accounting
Policies for more information on accounting policies, methodologies and judgment applied to determine the allowance for loan losses and lending commitments.
Non-accrual loans
A loan is placed on nonaccrual status when it is probable that principal and interest will not be collected under the original contractual terms. At that time, interest income is no longer accrued.
The table below presents information on non-accrual loans.

(in thousands)	September 30, 2024	December 31, 2023
Non-accrual loans
With an allowance	$241,779	$607,292
Without an allowance	16,090	26,709
Total recorded carrying value of non-accrual loans	$257,869	$634,001
Allowance for loan losses related to non-accrual loans	$(16,642)	$(50,796)
UPB of non-accrual loans	$277,272	$688,282

	September 30, 2024	September 30, 2023
Interest income on non-accrual loans for the three months ended	$1,066	$618
Interest income on non-accrual loans for the nine months ended	$6,245	$3,199
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
Three months ended September 30, 2024. During the three months ended September 30, 2024, the Company entered into
9 loan modifications with an aggregate carrying value of $224.4 million, or 2.5% of total loans, net. These modified loans include a combination of changes to the contractual terms which were in the form of term extensions, other-than-
insignificant payment delays, and interest reductions.
There was 1 loan with a carrying value of $93.3 million, or 1.0% of loans, net, that was modified to include an interest payment deferral of 7 months and includes payments for periods before the modification date. There were 7 loans with an aggregate carrying value of $68.8 million, or 0.8% of loans, net that were modified to include both term extensions and interest payment deferrals. The term extensions ranged between 2 and 125 months with a weighted average of 11 months added to the original loan term. Included within these modifications was 1 SBA loan with a carrying value of less than $0.1 million with a 125 month term extension, which is included in the range mentioned above. Interest payment deferrals ranged between 6 and 28 months with a weighted average of 15 months and include payments for periods before the modification date. Payment modifications include the reduction of interest payments to equal excess net operating income with the difference between the original rate and the interest collected due at maturity. In most cases, cash management accounts are set up for the loans and default interest is waived. There was 1 loan with a carrying value of $62.3 million, or 0.7% of loans, net that was modified to include an 18 month term extension, a 22 month interest payment deferral and an interest rate reduction from SOFR + 3.30% to SOFR + 0.50% from October 2024 to
August 2025 and to SOFR + 1.00% from September 2025 to August 2026.
Of the loans that were modified during the three months ended September 30, 2024, substantially all were on accrual status. During the three months ended September 30, 2024, $2.5 million of total capital was invested by the borrowers, substantially all in the form of payments in contribution to interest reserve accounts.
Nine months ended September 30, 2024. During the nine months ended September 30, 2024, the Company entered into
32 loan modifications with an aggregate carrying value of $772.3 million, or 8.5% of total loans, net. These modified loans include a combination of changes to the contractual terms which were in the form of term extensions, other-than-
insignificant payment delays, and interest reductions.
There were 20 loans with an aggregate carrying value of $425.6 million, or 4.7% of loans, net, that were modified to include both term extensions and interest payment deferrals. The term extensions ranged between 2 and 125 months with a weighted average of 12 months added to the original loan term. Included within these modifications was 1 SBA loan with a carrying value of less than $0.1 million with a 125 month term extension, which is included in the range mentioned above. Interest payment deferrals ranged between 6 and 32 months with a weighted average of 14 months and include payments for periods before the modification date. Payment modifications include the reduction of interest payments to equal excess net operating income with the difference between the original rate and the interest collected due at maturity. In most cases, cash management accounts are set up for the loans and default interest is waived. There were 4 loans with a carrying value of $151.8 million, or 1.7% of loans, net that were modified to include interest payments deferrals which ranged between 7 and 28 months with a weighted average of 11 months and include payments for periods before the modification date. Payment modifications include the reduction of interest payments to equal excess net operating income with the difference between the original rate and the interest collected due at maturity. In most cases, cash management accounts are set up for the loans and default interest is waived. There was 1 loan with a carrying value of $74.3 million, or 0.8% of loans, net that was modified to include both an 18 month term extension added to the original loan term and an interest rate reduction from SOFR + 3.25% to a fixed rate of 6.0% from June 2024 to December 2024 and 6.5% from January 2025 to July 2025. There was 1 loan with a carrying value of $62.3 million, or
0.7% of loans, net that was modified to include an 18 month term extension added to the original loan term, a 22 month interest payment deferral, and an interest rate reduction from SOFR + 3.30% to SOFR + 0.50% from October 2024 to
August 2025 and to SOFR + 1.00% from September 2025 to August 2026. There were 6 loans with an aggregate carrying value of $58.3 million, or 0.6% of loans, net that were modified to include term extensions which ranged between 10 and 24 months with a weighted average of 17 months added to the original loan term.
Of the loans that were modified during the nine months ended September 30, 2024, substantially all were on accrual status. During the nine months ended September 30, 2024, $9.7 million of total capital was invested by the borrowers, substantially all in the form of payment towards past due interest, principal or contribution to various reserve accounts.
Three months ended September 30, 2023. During the three months ended September 30, 2023, the Company entered into
5 loan modifications with an aggregate carrying value of $3.3 million, or less than 0.1% of total loans, net. These modified loans include a combination of changes to the contractual terms which were in the form of term extensions and other-than-insignificant payment delays.
There was 1 loan with a carrying value of $2.5 million, or less than 0.1% of loans, net that was modified to include both a 10 month term extension added to the original loan term and a 10 month interest payment deferral. There were 3 loans with an aggregate carrying value of $0.5 million, or less than 0.1% of loans, net, that were modified by a 60 month term extension added to the original loan term. There was 1 loan with a carrying value of $0.3 million, or less than 0.1% of loans, net that was modified by a 6 month interest payment deferral.
Of the loans that were modified during the three months ended September 30, 2023, substantially all were on accrual status as of September 30, 2024.
Nine months ended September 30, 2023. During the nine months ended September 30, 2023, the Company entered into
17 loan modifications with an aggregate carrying value of $447.9 million, or 4.1% of total loans, net. These modified loans include a combination of changes to the contractual terms which were in the form of term extensions and other-
than-insignificant payment delays.
There were 12 loans with an aggregate carrying value of $416.3 million, or 3.8% of loans, net that were modified by term extensions. The term extensions ranged between 12 and 120 months with a weighted average of 18 months added to the original loan term. The largest loan with a carrying value of $367.9 million was modified in May 2023 to extend the maturity date of the loan from June 2023 to December 2024, or 18 months. The borrower was required to contribute
$17.0 million, or 4.6% of the total carrying value of the loan, towards various reserve accounts. There was 1 SBA loan with a carrying value of less than $0.1 million with a 10 year term extension, which is included in the range. There were
2 loans with an aggregate carrying value of $31.0 million, or 0.3% of loans, net, that were modified to include both term extensions and interest payment deferrals. The term extensions ranged between 10 and 18 months with a weighted average of 17 months added to the original loan term. The payment deferrals ranged between 10 and 12 months with a weighted average of 12 months. There were 3 loans with an aggregate carrying value of $0.6 million, or less than 0.1%
of loans, net that were modified by interest payment deferrals. The payment deferrals ranged between 6 and 9 months with a weighted average of 7 months.
Of the loans that were modified during the nine months ended September 30, 2023, substantially all were on accrual status as of September 30, 2024.
The remaining elements of the Company’s modification programs are generally considered insignificant and do not have a material impact on financial results.
Allowance for loan losses. The Company’s allowance for loan losses reflects estimates of expected life-time loan losses, which considers historical loan losses including losses from modified loans to borrowers experiencing financial difficulty. The Company continues to estimate the allowance for loan losses after modification using loan-specific inputs. As of September 30, 2024 and September 30, 2023, substantially all of the modified loans were performing in accordance with the modified contractual terms.
Loans with modifications disclosed in the previous twelve months are performing in accordance with their modified terms as of September 30, 2024, except for 1 loan with a carrying value of $7.3 million which did not make payments in accordance with its modified terms during the three months ended September 30, 2024.
On loans for which the Company determines foreclosure of the collateral is probable, expected losses are measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. As of September 30, 2024 and December 31, 2023, the Company’s total carrying amount of loans in the foreclosure process was $35.4 million and $95.0 million, respectively.
Lending commitments. For the three and nine months ended September 30, 2024, lending commitments to borrowers experiencing financial difficulty for which the Company has modified the loan terms were not material and
$22.7 million, respectively. For the three and nine months ended September 30, 2023, lending commitments to borrowers experiencing financial difficulty for which the Company has modified the loan terms were not material.

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
The Company did not acquire any PCD loans during the three months ended September 30, 2024 or September 30, 2023.
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
The final purchase price allocation associated with the closing of the Mosaic Mergers valued the CERs at approximately
$25.0 million or $0.83 per CER. As of September 30, 2024, the CERs were valued at zero.
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

The table below presents financial instruments carried at fair value on a recurring basis.

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2024
Assets:
Money market funds (1)	$85,168	$—	$—	$85,168
Loans, net	—	—	4,851	4,851
Loans, held for sale	—	96,303	5,061	101,364
PPP loans (2)	—	1,771	—	1,771
MBS	—	30,780	—	30,780
Derivative instruments	—	11,032	—	11,032
Investment in unconsolidated joint ventures	—	—	6,777	6,777
Preferred equity investment (3)	—	—	108,423	108,423
Total assets	$85,168	$139,886	$125,112	$350,166

Liabilities:
Derivative instruments	—	2,085	—	2,085
Contingent consideration	—	—	2,007	2,007
Total liabilities	$—	$2,085	$2,007	$4,092
December 31, 2023
Assets:
Money market funds (1)	$100,238	$—	$—	$100,238
Loans, net	—	—	9,348	9,348
Loans, held for sale	—	81,599	—	81,599
PPP loans (2)	—	165	—	165
MBS	—	27,436	—	27,436
Derivative instruments	—	2,404	—	2,404
Investment in unconsolidated joint ventures	—	—	7,360	7,360
Preferred equity investment (3)	—	—	108,423	108,423
Total assets	$100,238	$111,604	$125,131	$336,973

Liabilities:
Derivative instruments	—	212	—	212
Contingent consideration	—	—	7,628	7,628
Total liabilities	$—	$212	$7,628	$7,840
(1) Money market funds are included in cash and cash equivalents on the consolidated balance sheets
(2) PPP loans are included in other assets on the consolidated balance sheets
(3) Preferred equity investment held through consolidated joint ventures is included in assets of consolidated VIEs on the consolidated balance sheets
The table below presents the valuation techniques and significant unobservable inputs used to value Level 3 financial instruments, using third party information without adjustment.

(in thousands)	Fair Value	Predominant Valuation Technique (1)	Type	Range	Weighted Average
September 30, 2024
Assets:
Investment in unconsolidated joint ventures	$6,777	Income Approach	Discount rate	9.0%	9.0%
Preferred equity investment	$108,423	Income Approach	Discount rate	11.0%	11.0%
Total assets	$115,200
Liabilities:
Contingent consideration- Madison One	526	Monte Carlo Simulation Model	Net income volatility | Risk- adjusted discount rate	66.0% | 47.5%	66.0% | 47.5%
Total liabilities	$526
December 31, 2023
Assets:
Investment in unconsolidated joint ventures	$7,360	Income Approach	Discount rate	9.0%	9.0%
Preferred equity investment	$108,423	Income Approach	Discount rate	10.0%	10.0%
Total assets	$115,783
Liabilities:
Contingent consideration- Mosaic CER dividends	$1,591	Monte Carlo Simulation Model	Equity volatility | Risk-free rate of return | Discount rate	30.0% |4.7% | 11.5%	30.0% | 4.7% | 11.5%
Contingent consideration- Mosaic CER units	$6,037	Income approach and PWERM Model	Revaluation discount rate | Discount rate	12.0% | 11.5%	12.0% |11.5%
Total liabilities	$7,628
(1) Prices are weighted based on the UPB of the loans and securities included in the range for each class.
Included within Level 3 assets of $125.1 million as of September 30, 2024 and $125.1 million as of December 31, 2023, is $9.9 million and $9.3 million, respectively, of quoted or transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value. Included within Level 3 liabilities of $2.0 million as of
September 30, 2024 is $1.5 million of quoted or transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value.

The table below presents a summary of changes in fair value for Level 3 assets and liabilities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Assets:
Loans, net
Beginning balance	$—	$9,773	$9,348	$9,786
Unrealized gains (losses), net	—	(552)	680	(565)
Mergers and acquisitions (1)	4,851	—	4,851	—
Transfer to (from) Level 3	—	—	(10,028)	—
Ending balance	$4,851	$9,221	$4,851	$9,221
Loans, held for sale
Beginning balance	9,145	57,032	—	60,924
Sales / Principal payments	(4,009)	—	(4,009)	(22)
Unrealized gains (losses), net	(75)	—	(75)	(3,870)
Transfer to loans, held for investment	$—	(57,032)	$—	(57,032)
Transfer to (from) Level 3	$—	$—	$9,145	$—
Ending balance	$5,061	$—	$5,061	$—
Investment in unconsolidated joint ventures
Beginning balance	6,974	7,731	7,360	8,094
Unrealized gains (losses), net	(197)	(184)	(583)	(547)
Ending balance	$6,777	$7,547	$6,777	$7,547
Preferred equity investment (2)
Beginning balance	108,423	108,423	108,423	108,423
Unrealized gains (losses), net	—	—	—	—
Ending balance	$108,423	$108,423	$108,423	$108,423
Total assets
Beginning balance	124,542	182,959	125,131	187,227
Sales / Principal payments	(4,009)	—	(4,009)	(22)
Unrealized gains (losses), net	(272)	(736)	22	(4,982)
Mergers and acquisitions (1)	4,851	—	4,851	—
Transfer to loans, held for investment	—	(57,032)	—	(57,032)
Transfer to (from) Level 3	—	—	(883)	—
Ending balance	$125,112	$125,191	$125,112	$125,191
Liabilities:
Contingent consideration
Beginning balance	3,926	15,566	7,628	28,500
Sales / Principal payments	—	—	—	(9,000)
Realized (gains) losses, net	—	—	(7,628)	—
Unrealized (gains) losses, net	(1,919)	(2,158)	(1,919)	(6,092)
Mergers and acquisitions (3)	—	$—	$3,926	$—
Ending balance	$2,007	$13,408	$2,007	$13,408
(1)Includes assets acquired and liabilities assumed as a result of the Funding Circle Acquisition. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Funding Circle Acquisition.
(2)Preferred equity investment held through consolidated joint ventures is included in assets of consolidated VIE's on the consolidated balance sheets.
(3)Includes assets acquired and liabilities assumed as a result of the Madison One Acquisition. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Madison One Acquisition.
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
Financial instruments not carried at fair value
The table below presents the carrying value and estimated fair value of financial instruments that are not carried at fair value and are classified as Level 3.

	September 30, 2024		December 31, 2023
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Loans, net	$9,060,058	$8,949,409	$10,622,137	$10,380,893
Loans, held for sale	218,718	218,718	—	—
Servicing rights	127,989	142,992	102,837	113,715
Total assets	$9,406,765	$9,311,119	$10,724,974	$10,494,608
Liabilities:
Secured borrowings	2,184,280	2,184,280	2,102,075	2,102,075
Securitized debt obligations of consolidated VIEs, net	3,960,185	3,913,352	5,068,453	5,022,057
Senior secured notes, net	437,689	421,422	345,127	317,239
Guaranteed loan financing	742,631	784,819	844,540	889,744
Corporate debt, net	768,470	730,236	764,908	731,104
Total liabilities	$8,093,255	$8,034,109	$9,125,103	$9,062,219
As of both September 30, 2024 and December 31, 2023, other assets and accounts payable and accrued liabilities are not carried at fair value but generally approximate fair value. Further details are presented in Note 18 – Other Assets and
Other Liabilities.
Note 8. Servicing Rights
The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The
Company’s servicing fees are specified by pooling and servicing agreements.
The table below presents information about servicing rights at amortized cost.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
SBA
Beginning net carrying amount	$35,327	$24,328	$29,536	$19,756
Additions	4,892	1,599	13,165	5,154
Amortization	(1,522)	(987)	(3,482)	(2,743)
Recovery (impairment)	20	3,383	(502)	6,156
Ending net carrying amount	$38,717	$28,323	$38,717	$28,323
Multi-family
Beginning net carrying amount	70,222	70,565	73,301	67,361
Additions	2,003	4,116	4,623	12,508
Amortization	(2,927)	(2,720)	(8,626)	(7,908)
Ending net carrying amount	$69,298	$71,961	$69,298	$71,961
USDA
Beginning net carrying amount	14,219	—	—	—
Additions	1,336	—	15,749	—
Amortization	(572)	—	(766)	—
Ending net carrying amount	$14,983	$—	$14,983	$—
Small business loans
Beginning net carrying amount	—	—	—	—
Additions	5,831	—	5,831	—
Amortization	(840)	—	(840)	—
Ending net carrying amount	$4,991	$—	$4,991	$—
Total servicing rights	$127,989	$100,284	$127,989	$100,284
The Company’s servicing rights are carried at amortized cost and evaluated quarterly for impairment. The Company estimates the fair value of these servicing rights by using a combination of internal models and data provided by third-
party valuation experts. The assumptions used in the Company’s internal models include forward prepayment rates, forward default rates, discount rates, and servicing expenses.

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
The table below presents additional information about servicing rights at amortized cost.

	As of September 30, 2024		As of December 31, 2023
(in thousands)	UPB	Carrying Value	UPB	Carrying Value
SBA	$1,699,118	$38,717	$1,208,201	$29,536
Multi-family	6,023,064	69,298	5,689,872	73,301
USDA	592,553	14,983	—	—
Small business loans	512,722	4,991	—	—
Total	$8,827,457	$127,989	$6,898,073	$102,837
The table below presents significant assumptions used in the estimated valuation of servicing rights at amortized cost.

	September 30, 2024				December 31, 2023
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA
Forward prepayment rate	9.8%	-	21.6%	10.6%	0.0%	-	4.5%	4.4%
Forward default rate	0.0%	-	6.8%	6.6%	0.0%	-	7.3%	7.0%
Discount rate	10.7%	-	21.5%	11.2%	14.4%	-	22.9%	14.6%
Servicing expense	0.4%	-	0.4%	0.4%	0.4%	-	0.4%	0.4%

Multi-family
Forward prepayment rate	0.0%	-	6.5%	5.7%	0.0%	-	6.5%	5.4%
Forward default rate	0.0%	-	0.9%	0.6%	0.0%	-	0.9%	0.6%
Discount rate	6.0%	-	6.0%	6.0%	6.0%	-	6.0%	6.0%
Servicing expense	0.0%	-	0.8%	0.1%	0.0%	-	0.8%	0.1%

USDA (1)
Forward prepayment rate	10.8%	-	11.7%	11.6%	N/A		N/A	N/A
Discount rate	5.2%	-	5.9%	5.8%	N/A		N/A	N/A
Servicing expense	0.1%	-	0.3%	0.2%	N/A		N/A	N/A

Small business loans (2)
Discount rate	6.0%	-	6.0%	6.0%	N/A		N/A	N/A
Servicing expense	0.5%	-	0.5%	0.5%	N/A		N/A	N/A
(1) Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Madison One Acquisition.
(2) Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Funding Circle Acquisition.
Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The table below presents the possible impact of 10% and 20% adverse changes to key assumptions on servicing rights.

(in thousands)	September 30, 2024	December 31, 2023
SBA
Forward prepayment rate
Impact of 10% adverse change	$(1,327)	$(543)
Impact of 20% adverse change	$(2,576)	$(1,069)
Forward default rate
Impact of 10% adverse change	$(191)	$(165)
Impact of 20% adverse change	$(381)	$(328)
Discount rate
Impact of 10% adverse change	$(1,304)	$(1,530)
Impact of 20% adverse change	$(2,522)	$(2,922)
Servicing expense
Impact of 10% adverse change	$(2,546)	$(2,047)
Impact of 20% adverse change	$(5,092)	$(4,095)
Multi-family
Forward prepayment rate
Impact of 10% adverse change	$(465)	$(491)
Impact of 20% adverse change	$(916)	$(965)
Forward default rate
Impact of 10% adverse change	$(13)	$(14)
Impact of 20% adverse change	$(27)	$(29)
Discount rate
Impact of 10% adverse change	$(2,227)	$(2,320)
Impact of 20% adverse change	$(4,346)	$(4,524)
Servicing expense
Impact of 10% adverse change	$(2,554)	$(2,587)
Impact of 20% adverse change	$(5,107)	$(5,173)
USDA
Forward prepayment rate
Impact of 10% adverse change	$(928)	$—
Impact of 20% adverse change	$(1,774)	$—
Discount rate
Impact of 10% adverse change	$(454)	$—
Impact of 20% adverse change	$(886)	$—
Servicing expense
Impact of 10% adverse change	$(677)	$—
Impact of 20% adverse change	$(1,331)	$—
Small business loans
Discount rate
Impact of 10% adverse change	$(29)	$—
Impact of 20% adverse change	$(58)	$—
Servicing expense
Impact of 10% adverse change	$(313)	$—
Impact of 20% adverse change	$(627)	$—
The table below presents estimated future amortization expense for servicing rights.

(in thousands)	September 30, 2024
2024	$6,573
2025	21,631
2026	18,331
2027	15,499
2028	13,214
Thereafter	52,741
Total	$127,989
Note 9. Discontinued Operations and Assets and Liabilities Held for Sale
In the fourth quarter of 2023, the Board approved a plan to strategically shift the Company’s core focus to LMM commercial real estate lending and government backed small business loans, which contemplates the disposition of assets and liabilities of the Company’s residential mortgage banking segment. Accordingly, the then Residential
Mortgage Banking segment met the criteria to be classified as held for sale on the consolidated balance sheets, presented as discontinued operations on the consolidated statements of operations, and excluded from continuing operations for all periods presented. In the second quarter of 2024, the Company sold $4.7 billion of residential mortgage servicing rights for net proceeds of $61.8 million as part of the Company’s disposition of its residential mortgage banking segment. The
Company expects to complete the disposition of its residential mortgage banking segment in the current year.
The table below presents the assets and liabilities of the Residential Mortgage Banking segment classified as held for sale.

(in thousands)	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$14,309	$13,694
Restricted cash	4,458	6,314
Loans, net	2,564	2,778
Loans, held for sale	181,337	133,204
Loans eligible for repurchase from Ginnie Mae	126,319	86,872
Derivative instruments	—	847
Servicing rights(1)	125,146	188,855
Other assets	20,402	22,032
Total Assets	$474,535	$454,596
Liabilities
Secured borrowings	$250,439	$230,965
Liabilities for loans eligible for repurchase from Ginnie Mae	126,319	86,872
Derivative instruments	1,268	1,321
Accounts payable and other accrued liabilities	14,671	13,999
Total Liabilities	$392,697	$333,157
(1)Servicing rights are Level 3 assets that had been measured at fair value using the income approach valuation technique. Refer to Note 7- Fair value measurements for further details.
The table below presents the operating results of the Residential Mortgage Banking segment presented as discontinued
operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Interest income	$2,716	$1,879	$6,678	$5,364
Interest expense	(3,010)	(1,824)	(8,295)	(5,663)
Net interest income (expense)	$(294)	$55	$(1,617)	$(299)
Non-interest income
Residential mortgage banking activities	14,897	7,059	35,492	26,112
Net realized gain (loss) on financial instruments	—	—	2,938	—
Net unrealized gain (loss) on financial instruments	—	2,563	(7,219)	5,288
Servicing income, net of amortization and impairment	6,274	9,166	24,162	27,920
Other income	4	43	12	97
Total non-interest income	$21,175	$18,831	$55,385	$59,417
Non-interest expense
Employee compensation and benefits	(5,122)	(4,889)	(16,624)	(15,596)
Variable expenses on residential mortgage banking activities	(11,318)	(4,091)	(25,526)	(16,150)
Professional fees	(748)	(144)	(1,160)	(441)
Loan servicing expense	(1,541)	(3,277)	(6,282)	(7,306)
Other operating expenses	(1,894)	(1,608)	(5,730)	(5,001)
Total non-interest expense	$(20,623)	$(14,009)	$(55,322)	$(44,494)
Income (loss) from discontinued operations before provision for income taxes	258	4,877	(1,554)	14,624
Income tax (provision) benefit	(64)	(1,219)	389	(3,656)
Net income (loss) from discontinued operations	$194	$3,658	$(1,165)	$10,968
Note 10. Secured Borrowings

The table below presents certain characteristics of secured borrowings.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	September 30, 2024	December 31, 2023
3	SBA loans	December 2024 - March 2025	SOFR + 2.84% Prime - 0.82%	$260,000	$307,718	$248,057	$117,115
1	LMM loans - USD	February 2025	SOFR + 1.35%	80,000	21,244	21,046	20,729
1	LMM loans - Non-USD (4)	January 2025	EURIBOR + 3.00%	223,790	41,108	32,850	12,079
Total borrowings under credit facilities and other financing agreements				$563,790	$370,070	$301,953	$149,923
9	LMM loans	January 2025 - November 2026	SOFR + 3.14%	4,056,000	2,617,819	1,601,101	1,677,885
1	LMM loans - Non-USD (4)	Matured	EURIBOR + 3.00%	—	—	—	45,031
7	MBS	October 2024 - June 2025	7.86%	281,226	528,123	281,226	229,236
Total borrowings under repurchase agreements				$4,337,226	$3,145,942	$1,882,327	$1,952,152
Total secured borrowings				$4,901,016	$3,516,012	$2,184,280	$2,102,075
(1)Represents the total number of facility lenders.
(2)Current maturity does not reflect extension options available beyond original commitment terms.
(3)Asset class pricing is determined using an index rate plus a weighted average spread.
(4)Non-USD denominated credit facilities and repurchase agreements have been converted into USD for purposes of this disclosure.
In the table above, the agreements governing secured borrowings require maintenance of certain financial and debt covenants. As of both September 30, 2024 and December 31, 2023, certain financing counterparties covenants calculations were amended to exclude the PPPLF from certain covenant calculations. As of both September 30, 2024 and
December 31, 2023 the Company was in compliance with all debt and financial covenants.
The table below presents the carrying value of collateral pledged with respect to secured borrowings outstanding.

	Pledged Assets Carrying Value
(in thousands)	September 30, 2024	December 31, 2023
Collateral pledged - borrowings under credit facilities and other financing agreements
Loans, held for sale	$49,303	$43,365
Loans, net	320,767	169,147
Total	$370,070	$212,512
Collateral pledged - borrowings under repurchase agreements
Loans, net	2,197,038	2,560,725
MBS	21,838	20,770
Retained interest in assets of consolidated VIEs	506,285	356,772
Loans, held for sale	310,943	9,349
Real estate acquired in settlement of loans	109,838	160,455
Total	$3,145,942	$3,108,071
Total collateral pledged on secured borrowings	$3,516,012	$3,320,583
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
The Term Loan matures on April 12, 2029, and may be drawn at any time on or prior to January 12, 2025, subject to the satisfaction of customary conditions. The Company borrowed $75.0 million in connection with the initial closing of the
Term Loan. On August 19, 2024, the Company borrowed an additional $20.0 million. The Term Loan bears interest on the outstanding principal amount thereof at a rate equal to (a) SOFR plus 5.50% per annum or (b) base rate plus 4.50%
per annum; provided that if at any time the Term Loan is rated below investment grade, the interest rate shall increase to
(x) SOFR plus 6.50% per annum or (y) base rate plus 5.50% per annum until the rating is no longer below investment grade. In connection with the entry into the credit agreement, the Company also agreed to pay certain upfront fees on the initial borrowing date. The Company will also pay, with respect to any unused portion of the Term Loan, a commitment fee of 1.00% per annum.
The Term Loan was issued pursuant to a credit agreement, which contains certain customary representations and warranties and affirmative and negative covenants and requirements relating to the collateral and our Company, Ready
Term Holdings, and the Term Loan Guarantors, including maintenance of a minimum asset coverage ratio.
As of September 30, 2024, the Company was in compliance with all covenants with respect to the Senior Secured Notes and the Term Loan.
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

As of September 30, 2024, the Company was in compliance with all covenants with respect to Corporate debt.
The Debt ATM Agreement
On May 20, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B.
Riley Securities, Inc. (the “Agent”), pursuant to which it may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in
Rule 415 under the Securities Act (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and the Company. No such sales through the Debt ATM
Program were made during the three and nine months ended September 30, 2024 or September 30, 2023, respectively.
The table below presents information about senior secured notes and corporate debt issued through public and private transactions.

(in thousands)	Coupon Rate	Maturity Date	September 30, 2024
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Term loan principal amount(2)	SOFR + 5.50%	4/12/2029	95,000
Unamortized discount - Term loan			(2,598)
Unamortized deferred financing costs - Senior secured notes			(4,713)
Total senior secured notes, net			$437,689
Corporate debt principal amount(3)	5.50%	12/30/2028	110,000
Corporate debt principal amount(4)	6.20%	7/30/2026	104,614
Corporate debt principal amount(4)	5.75%	2/15/2026	206,270
Corporate debt principal amount(5)	6.125%	4/30/2025	120,000
Corporate debt principal amount(6)	7.375%	7/31/2027	100,000
Corporate debt principal amount(7)	5.00%	11/15/2026	100,000
Unamortized discount - corporate debt			(5,016)
Unamortized deferred financing costs - corporate debt			(3,648)
Junior subordinated notes principal amount(8)	SOFR + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(9)	SOFR + 3.10%	4/30/2035	21,250
Total corporate debt, net			$768,470
Total carrying amount of debt			$1,206,159
(1)Interest on the senior secured notes is payable semiannually on April 20 and October 20 of each year.
(2)Interest on the term loan is payable quarterly on January 12, April 12, July 12 and October 12 of each year.
(3)Interest on the corporate debt is payable semiannually on June 30 and December 30 of each year.
(4)Interest on the corporate debt is payable quarterly on January 30, April 30, July 30, and October 30 of each year.
(5)Interest on the corporate debt is payable semiannually on April 30 and October 30 of each year.
(6)Interest on the corporate debt is payable semiannually on January 31 and July 31 of each year.
(7)Interest on the corporate debt is payable semiannually on May 15 and November 15 of each year; assumed as part of the Broadmark Merger.
(8)Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(9)Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.
The table below presents the contractual maturities for senior secured notes and corporate debt.

(in thousands)	September 30, 2024
2024	$—
2025	120,000
2026	760,884
2027	100,000
2028	110,000
Thereafter	131,250
Total contractual amounts	$1,222,134
Unamortized deferred financing costs, discounts, and premiums, net	(15,975)
Total carrying amount of debt	$1,206,159
Note 12. Guaranteed Loan Financing
Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment in the consolidated balance sheets and the portion sold is recorded as guaranteed loan financing in the liabilities section of the consolidated balance sheets. For these partial loan sales, the interest earned on the entire loan balance is recorded as interest income and the interest earned by the buyer in the partial loan sale is recorded within interest expense in the accompanying consolidated statements of operations. Guaranteed loan financings are secured by loans of $743.0 million and $845.0 million as of September 30, 2024 and December 31, 2023, respectively.
The table below presents guaranteed loan financing and the related interest rates and maturity dates.

(in thousands)	Weighted Average Interest Rate	Range of Interest Rates	Range of Maturities (Years)	Ending Balance
September 30, 2024	9.16%	1.45-10.50%	2024-2048	$742,631
December 31, 2023	9.17%	1.45-10.50%	2023-2048	$844,540
The table below presents the contractual maturities of guaranteed loan financing.

(in thousands)	September 30, 2024
2024	$144
2025	325
2026	1,549
2027	6,934
2028	8,004
Thereafter	725,675
Total	$742,631
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
Consolidated VIEs
The Company consolidates variable interests held in an acquired joint venture investment for which it is the primary beneficiary. The equity held by the remaining owners and their portions of net income (loss) are reflected in stockholders’ equity on the consolidated balance sheets as Non-controlling interests and in the consolidated statements of operations as Net income attributable to noncontrolling interests, respectively. As of September 30, 2024 and
December 31, 2023, income and expenses on joint venture investments identified as consolidated VIEs were not material.

The table below presents assets and liabilities of consolidated VIEs.

(in thousands)	September 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$9	$671
Restricted cash	22,927	93,240
Loans, net	5,508,981	6,611,325
Preferred equity investment (1)	108,423	108,423
Accrued interest (3)	150,503	80,098
Other assets	3,877	3,388
Total assets	$5,794,720	$6,897,145
Liabilities:
Securitized debt obligations of consolidated VIEs, net	3,960,185	5,068,453
Due to third parties (2)	53,849	2,944
Accounts payable and other accrued liabilities (2)	1	34
Total liabilities	$4,014,035	$5,071,431
(1)Preferred equity investment held through consolidated VIEs is included in Assets of consolidated VIEs on the consolidated balance sheets.
(2)Due to third parties and Accounts payable and other accrued liabilities held through consolidated VIEs are included in Liabilities of consolidated VIEs on the consolidated balance sheets.
(3)Accrued interest held through consolidated VIEs are included in Assets of consolidated VIEs on the consolidated balance sheets.
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
The consolidation of securitization transactions includes the senior securities issued to third parties which are shown as securitized debt obligations of consolidated VIEs in the consolidated balance sheets.

The table below presents additional information on the Company’s securitized debt obligations.

	September 30, 2024			December 31, 2023
(in thousands)	Current Principal Balance	Carrying value	Weighted Average Interest Rate	Current Principal Balance	Carrying value	Weighted Average Interest Rate
ReadyCap Lending Small Business Trust 2019-2	$22,514	$22,514	8.0%	$32,175	$32,175	7.6%
ReadyCap Lending Small Business Trust 2023-3	108,729	106,953	8.6	121,527	119,308	8.5
Sutherland Commercial Mortgage Trust 2017-SBC6	—	—	—	1,550	1,532	5.0
Sutherland Commercial Mortgage Trust 2019-SBC8	93,525	92,192	2.9	105,281	103,733	2.9
Sutherland Commercial Mortgage Trust 2021-SBC10	65,004	64,014	1.6	81,214	79,952	1.6
ReadyCap Commercial Mortgage Trust 2015-2	—	—	—	1,902	1,753	5.1
ReadyCap Commercial Mortgage Trust 2016-3	8,818	8,629	5.3	9,038	8,723	5.2
ReadyCap Commercial Mortgage Trust 2018-4	47,459	46,067	4.6	53,052	51,309	4.5
ReadyCap Commercial Mortgage Trust 2019-5	82,948	78,766	4.9	88,520	83,529	4.7
ReadyCap Commercial Mortgage Trust 2019-6	191,041	187,834	3.4	199,379	195,496	3.4
ReadyCap Commercial Mortgage Trust 2022-7	193,693	187,768	4.2	195,866	188,995	4.2
Ready Capital Mortgage Financing 2021-FL5	76,247	76,247	7.4	273,681	273,623	6.6
Ready Capital Mortgage Financing 2021-FL6	206,862	206,862	6.9	417,782	416,467	6.4
Ready Capital Mortgage Financing 2021-FL7	450,437	450,437	7.2	586,117	583,771	6.7
Ready Capital Mortgage Financing 2022-FL8	727,711	727,170	7.5	808,671	805,220	7.0
Ready Capital Mortgage Financing 2022-FL9	369,751	368,364	8.6	511,622	505,917	8.1
Ready Capital Mortgage Financing 2022-FL10	564,172	560,864	8.2	654,116	646,141	7.8
Ready Capital Mortgage Financing 2023-FL11	348,968	347,257	8.3	473,481	468,307	8.2
Ready Capital Mortgage Financing 2023-FL12	429,791	427,607	8.3	507,646	500,882	8.0
Total	$3,987,670	$3,959,545	7.2%	$5,122,620	$5,066,833	6.9%
The table above excludes non-company sponsored securitized debt obligations of $0.6 million and $1.6 million that are included in the consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.
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
Unconsolidated VIEs
The Company does not consolidate variable interests held in an acquired joint venture investment accounted for as an equity method investment as it does not have the power to direct the activities that most significantly impact their economic performance and therefore, the Company only accounts for its specific interest in them.
The table below reflects variable interests in identified VIEs for which the Company is not the primary beneficiary.

	Carrying Amount		Maximum Exposure to Loss (1)
(in thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
MBS (2)	$27,986	$26,301	$27,986	$26,301
Investment in unconsolidated joint ventures	146,397	133,321	146,397	133,321
Total assets in unconsolidated VIEs	$174,383	$159,622	$174,383	$159,622
(1)Maximum exposure to loss is limited to the greater of the fair value or carrying value of the assets as of the consolidated balance sheet date.
(2)Retained interest in other third party sponsored securitizations.
Note 14. Interest Income and Interest Expense

Interest income and expense are recorded in the consolidated statements of operations and classified based on the nature of the underlying asset or liability.
The table below presents the components of interest income and expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Interest income
Loans, net
Bridge	$138,835	$166,599	$433,526	$492,818
Fixed rate	11,643	12,621	35,602	37,813
Construction	27,135	27,787	83,266	62,290
SBA - 7(a)	30,948	26,371	94,183	56,627
PPP (1)	88	2,925	516	9,367
Other	7,728	8,456	23,731	24,688
Total loans, net (2)	$216,377	$244,759	$670,824	$683,603
Loans, held for sale
Bridge	85	—	209	—
Fixed rate	107	843	371	2,279
Construction	2,840	—	7,240	—
SBA - 7(a)	2,066	—	2,066	—
Other	379	175	1,135	206
Total loans, held for sale (2)	$5,477	$1,018	$11,021	$2,485
Loans, held at fair value
Other	182	—	182	—
Total loans, held at fair value	$182	$—	$182	$—
Investments held to maturity (1)	93	14	120	34
Preferred equity investment (2)	3,325	1,831	7,848	6,192
MBS	1,083	1,089	3,015	3,369
Total interest income	$226,537	$248,711	$693,010	$695,683
Interest expense
Secured borrowings	(51,712)	(47,869)	(150,850)	(140,371)
PPPLF borrowings (3)	(21)	(82)	(73)	(370)
Securitized debt obligations of consolidated VIEs	(86,979)	(108,464)	(281,707)	(298,623)
Guaranteed loan financing	(16,959)	(14,966)	(53,249)	(24,531)
Senior secured notes	(6,859)	(4,381)	(17,608)	(13,159)
Convertible note	—	(1,042)	—	(5,418)
Corporate debt	(13,042)	(12,984)	(39,057)	(36,405)
Total interest expense	$(175,572)	$(189,788)	$(542,544)	$(518,877)
Net interest income before provision for loan losses	$50,965	$58,923	$150,466	$176,806
(1)Included in Other assets on the consolidated balance sheets.
(2)Includes interest income on assets in consolidated VIEs.
(3)Included in Other liabilities on the consolidated balance sheets.
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

		September 30, 2024			December 31, 2023
(in thousands)	Primary Underlying Risk	Notional Amount	Derivative Asset	Derivative Liability	Notional Amount	Derivative Asset	Derivative Liability
Interest Rate Swaps - not designated as hedges	Interest rate risk	$26,300	$2,573	$—	$183,081	$12,349	$—
Interest Rate Swaps - designated as hedges	Interest rate risk	546,620	32,839	(1,007)	416,139	24,463	—
FX forwards	Foreign exchange rate risk	73,509	340	(1,078)	39,447	—	(212)
Total		$646,429	$35,752	$(2,085)	$638,667	$36,812	$(212)
The table below presents gains and losses on derivatives.

(in thousands)	Net Realized Gain (Loss)	Net Unrealized Gain (Loss)
Three Months Ended September 30, 2024
Interest rate swaps	$4,460	$(992)
FX forwards	—	—
Total	$4,460	$(992)
Three Months Ended September 30, 2023
Interest rate swaps	$2,313	$6,015
FX forwards	(10)	3,359
Total	$2,303	$9,374
Nine Months Ended September 30, 2024
Interest rate swaps	$12,418	$(1,405)
FX forwards	912	—
Total	$13,330	$(1,405)
Nine Months Ended September 30, 2023
Interest rate swaps	$15,684	$1,409
FX forwards	735	1,533
Total	$16,419	$2,942
In the table above:
•Gains (losses) on interest rate swaps and FX forwards are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of operations.
•For qualifying hedges of interest rate risk on interest rate swaps, the effective portion relating to the unrealized gain (loss) on derivatives are recorded in AOCI.
The table below summarizes the gains and losses on derivatives which have qualified for hedge accounting.

(in thousands)	Derivatives - effective portion reclassified from AOCI to income	Derivatives - effective portion recorded in OCI	Total change in OCI for period
Interest rate swaps
Three Months Ended September 30, 2024	$(274)	$(12,913)	$(12,639)
Three Months Ended September 30, 2023	$(289)	$4,337	$4,626
Nine Months Ended September 30, 2024	$(835)	$(8,669)	$(7,834)
Nine Months Ended September 30, 2023	$(881)	$2,433	$3,314
In the table above:
•Forecasted transactions on interest rates consists of benchmark interest rate hedges of SOFR and LIBOR-
indexed floating-rate liabilities.
•Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.
•Amounts recorded in OCI for the period represents after tax amounts.

Note 16. Real Estate Owned, Held for Sale
The table below presents details on the real estate owned, held for sale portfolio.

(in thousands)	September 30, 2024	December 31, 2023
Acquired Portfolio:
Mixed use	$6,595	$8,535
Multi-family	32,183	73,745
Lodging	5,033	14,010
Residential	407	23,064
Office	6,883	6,901
Land	76,773	86,375
Total Acquired REO (1)	$127,874	$212,630
Other REO Held for Sale:
Office	4,279	5,983
Mixed use	3,910	4,247
Multi-family	27,892	28,139
Other	2,742	1,950
Total Other REO	$38,823	$40,319
Total real estate owned, held for sale	$166,697	$252,949
(1)Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Broadmark Merger.
In the table above, Other REO excludes $2.5 million and $1.9 million as of September 30, 2024 and December 31, 2023, respectively, of real estate owned, held for sale within consolidated VIEs.
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
in the Management Agreement) up to $500 million and 1.00% per annum of stockholders’ equity in excess of
$500 million.
The table below presents the management fee payable to the Manager.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Management fee - total	$6.5million	$7.2million	$19.3million	$18.1million
Management fee - amount unpaid	$6.3million	$7.2million	$6.3million	$7.2million
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
The table below presents the Incentive fee payable to the Manager.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Incentive fee distribution - total	$—	$—	$—	$1.8million
Incentive fee distribution - amount unpaid	$—	$—	$—	$—
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
The current term of the Management Agreement will expire on October 31, 2025 and is automatically renewed for successive one-year terms on each anniversary thereafter; provided, however, that either the Company, under the certain limited circumstances described above that would require the Company and the operating partnership to make the payments described above, or the Manager may terminate the Management Agreement annually upon 180 days prior notice.
Expense reimbursement. In addition to the management fees and incentive distribution described above, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company and for certain services provided by the Manager to the Company. Expenses incurred by the Manager and reimbursed by the
Company are typically included in salaries and benefits or general and administrative expense in the consolidated statements of operations.
The table below presents reimbursable expenses payable to the Manager.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reimbursable expenses payable to Manager - total	$2.5million	$3.4million	$8.6million	$9.1million
Reimbursable expenses payable to Manager - amount unpaid	$4.2million	$4.1million	$4.2million	$4.1million
Co-Investment with Manager
On July 15, 2022, the Company closed on a $125.0 million commitment to invest into a parallel vehicle, Waterfall Atlas
Anchor Feeder, LLC (the “Fund”), a fund managed by the Manager, in exchange for interests in the Fund. In exchange for the Company’s commitment, the Company is entitled to 15% of any carried interest distributions received by the general partner of the Fund such that over the life of the Fund, the Company receives an internal rate of return of 1.5%

over the internal rate of return of the Fund. The Fund focuses on commercial real estate equity through the acquisition of distressed and value-add real estate across property types with local operating partners. As of September 30, 2024, the
Company has contributed $76.6 million of cash into the Fund for a remaining commitment of $48.4 million.
Note 18. Other Assets and Other Liabilities
The table below presents the composition of other assets and other liabilities.

(in thousands)	September 30, 2024	December 31, 2023
Other assets:
Goodwill	$48,391	$38,530
Deferred loan exit fees	27,996	32,271
Accrued interest	73,405	64,504
Due from servicers	8,143	20,780
Intangible assets	37,209	17,749
Receivable from third party	34,932	36,519
Deferred financing costs	10,820	9,544
Deferred tax asset	53,271	—
Tax receivable	72,846	3,069
Right-of-use lease asset	5,848	2,539
PPP receivables	23,321	34,597
Investments held to maturity	3,000	3,446
Purchased future receivables, net	891	9,483
Other	12,165	27,144
Other assets	$412,238	$300,175
Accounts payable and other accrued liabilities:
Accrued salaries, wages and commissions	34,685	33,961
Accrued interest payable	48,015	35,373
Servicing principal and interest payable	14,139	6,249
Deferred tax liability	32,977	32,977
Repair and denial reserve	7,256	6,974
Payable to related parties	6,366	7,038
PPP liabilities	24,173	36,182
Accrued professional fees	1,233	5,354
Lease payable	17,159	8,205
Liabilities of consolidated VIEs	53,850	12,698
Other	39,161	22,470
Total accounts payable and other accrued liabilities	$279,014	$207,481
In the table above, investments held to maturity was $3.0 million as of September 30, 2024 and $3.4 million as of
December 31, 2023. As of September 30, 2024, investments held to maturity consisted of multi-family preferred equities with maturities of less than one year and a weighted average interest rate of 10.0%. As of December 31, 2023, substantially all of the investments held to maturity consisted of multi-family preferred equities with maturities of one through five years and a weighted average interest rate of 10.0%. The provision for credit losses on held to maturity securities was not material for the three and nine months ended September 30, 2024 or September 30, 2023.
Goodwill
The table below presents the carrying value of goodwill by reportable segment.

(in thousands)	September 30, 2024	December 31, 2023
LMM Commercial Real Estate	$27,324	$27,324
Small Business Lending	21,067	11,206
Total	$48,391	$38,530

Intangible assets
The table below presents information on intangible assets.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2024
Amortized intangible assets:
Internally developed software	$19,217	$6,079	$13,138
Customer relationships	10,316	1,258	9,058
Broker network	10,200	1,450	8,750
Other	3,515	752	2,763
Unamortized intangible assets:
Trade name	2,500	—	2,500
SBA license	1,000	—	1,000
Total intangible assets	$46,748	$9,539	$37,209
December 31, 2023
Amortized intangible assets:
Internally developed software	$11,840	$3,884	$7,956
Customer relationships	6,800	865	5,935
Other	2,080	1,722	358
Unamortized intangible assets:
Trade name	2,500	—	2,500
SBA license	1,000	—	1,000
Total intangible assets	$24,220	$6,471	$17,749
The amortization expense related to intangible assets was $1.4 million and $3.1 million for the three and nine months ended September 30, 2024 and $0.4 million and $1.2 million for the three and nine months ended September 30, 2023, respectively. Such amounts are recorded as other operating expenses in the consolidated statements of operations.
The table below presents amortization expense related to finite-lived intangible assets for the subsequent five years.

(in thousands)	September 30, 2024
2024	$1,461
2025	5,712
2026	5,037
2027	4,891
2028	3,865
Thereafter	12,743
Total	$33,709
Note 19. Other Income and Operating Expenses

The table below presents the composition of other income and operating expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Other income:
Origination income	$9,121	$5,198	$14,251	$16,126
Change in repair and denial reserve	325	2,097	(1,841)	2,425
ERC consulting income	615	5,832	3,201	23,988
Other	4,762	6,049	21,635	15,661
Total other income	$14,823	$19,176	$37,246	$58,200
Other operating expenses:
Origination costs	6,801	1,991	10,030	5,390
Technology expense	3,457	2,025	8,282	5,115
Impairment on real estate	525	1,869	26,627	5,287
Rent and property tax expense	2,042	1,160	5,732	3,271
Recruiting, training and travel expense	839	597	2,071	1,950
Marketing expense	750	376	1,499	908
Bad debt expense - ERC	49	—	3,670	—
Other	4,110	4,742	12,651	13,005
Total other operating expenses	$18,573	$12,760	$70,562	$34,926
Note 20. Redeemable Preferred Stock and Stockholders’ Equity
Common stock dividends
The table below presents dividends declared by the Board on common stock during the last twelve months.

Declaration Date	Record Date	Payment Date	Dividend per Share
September 15, 2023	September 29, 2023	October 31, 2023	$0.36
December 14, 2023	December 29, 2023	January 31, 2024	$0.30
March 15, 2024	March 28, 2024	April 30, 2024	$0.30
June 14, 2024	June 28, 2024	July 31, 2024	$0.30
September 13, 2024	September 30, 2024	October 31, 2024	$0.25
Stock incentive plans
The Company currently maintains the 2013 Equity Incentive Plan and the 2023 Equity Incentive Plan which authorize the Compensation Committee of the Board to approve grants of equity-based awards to the Company’s officers and directors, and employees of the Manager and its affiliates. The 2013 Equity Incentive Plan provided for grants of equity-
based awards up to an aggregate of 5% of the shares of the Company’s common stock issued and outstanding from time to time on a fully diluted basis. On August 22, 2023, the Company’s stockholders approved the 2023 Equity Incentive
Plan which replaces the 2013 Equity Incentive Plan and provides for grants of equity-based awards up to 5.5 million shares of the Company’s common stock. As of August 22, 2023, no further awards will be granted under the 2013
Equity Incentive Plan, and the 2013 Equity Incentive Plan remains in effect only for so long as awards granted thereunder remain outstanding. The Company currently settles stock-based incentive awards with newly issued shares.
The fair value of the RSUs and RSAs granted, which is generally determined based upon the stock price on the grant date, is recorded as compensation expense on a straight-line basis over the vesting periods for the awards, with an offsetting increase in stockholders’ equity.
In 2024, 2023, and 2022, the Company granted 650,016, 413,852, and 327,692, respectively, of time-based RSAs under the 2013 Equity Incentive Plan and the 2023 Equity Incentive Plan to certain key employees. These awards generally vest ratably in equal annual installments over a three-year period based solely on continued employment or service. The
Company further granted in these years 126,930, 75,639, and 45,162, respectively, of time-based RSAs and RSUs to non-employee directors of the Company, which vest ratably in equal installments quarterly over a one-year period.
Directors may elect to receive RSAs or RSUs that have a deferred settlement date of their choosing. Dividends are paid on all RSA time-based awards and dividend equivalents are paid on deferred RSU awards during their deferral period.
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

	Restricted Stock Units/Awards
(in thousands, except share data)	Number of shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, December 31, 2023	747,808	$9,888	$13.22
Granted	768,407	6,993	9.10
Vested	(325,918)	(4,110)	12.61
Forfeited	(58,937)	(609)	10.33
Outstanding, March 31, 2024	1,131,360	$12,162	$10.75
Granted	2,760	25	9.06
Vested	(60,154)	(592)	9.84
Forfeited	(65,872)	(699)	10.61
Outstanding, June 30, 2024	1,008,094	$10,896	$10.81
Granted	34,994	330	9.43
Vested	(48,980)	(450)	9.19
Forfeited	(24,161)	(245)	10.14
Outstanding, September 30, 2024	969,947	$10,531	$10.86
The Company recognized $1.8 million and $5.6 million for the three and nine months ended September 30, 2024, respectively, and $2.3 million and $6.2 million for the three and nine months ended September 30, 2023, respectively, of non-cash compensation expense related to its stock-based incentive plan in the consolidated statements of operations. As of September 30, 2024 and December 31, 2023, approximately $10.5 million and $9.9 million, respectively, of non-cash compensation expense related to unvested awards had not yet been charged to net income. These costs are expected to be amortized into compensation expense ratably over the course of the remaining vesting periods.
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
Performance-based equity awards under the 2013 Equity Incentive Plan
2023 performance-based RSUs. In June 2023, the Company granted, to certain key employees, 222,552 performance-
based RSUs at a grant date fair value of $10.11 per performance-based RSU, which may be earned based on the achievement of performance goals by the end of 2024 in relation to the Broadmark Merger. The awards are allocated
30% to awards that may be earned based on cost savings in 2024 as a percentage of the pre-merger Broadmark expense run rate, 15% to awards that may be earned based on the volume of Broadmark product originated from the time of the merger through the end of 2024, 30% to awards that may be earned based on the generation of incremental liquidity from asset level financing, portfolio run-off, sales or corporate re-levering through the end of 2024, and 25% to awards that may be earned based on distributable return on equity (“ROE”) for 2024. Subject to the level of achievement of these goals during the performance period, the actual number of shares that the key employees receive may range from
0% to 200% of the target award. The fair value of the performance-based RSUs granted is recorded as compensation expense over the performance period and will vest 2/3rds on December 31, 2024, and 1/3rd on December 31, 2025, with an offsetting increase in stockholders’ equity. Any awards earned on December 31, 2024 based on achievement of the applicable performance metrics but vesting on December 31, 2025 will convert into RSAs that are eligible to vest on
December 31, 2025 based on the key employee’s continued employment or service through that date.
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
The Company classifies Series C Cumulative Convertible Preferred Stock, or Series C Preferred Stock, on the balance sheets using the guidance in ASC 480‑10‑S99. The Series C Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur, such as a change in control. As of September 30, 2024, the conversion rate was 1.5792 shares of common stock per $25 principal amount of the Series C Preferred Stock, which is equivalent to a conversion price of approximately $15.83 per share of common stock. As redemption under these circumstances is not solely within the Company’s control, the Series C Preferred Stock has been classified as temporary equity. The Company has analyzed whether the conversion features should be bifurcated under the guidance in ASC 815 and has determined that bifurcation is not necessary.
The table below presents details on preferred equity by series.

			Preferential Cash Dividends			Carrying Value (in thousands)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference	Rate per Annum	Annual Dividend (per share)	September 30, 2024
C	335	0.0001	$25.00	6.25%	$1.56	$8,361
E	4,600	0.0001	$25.00	6.50%	$1.63	$111,378
In the table above,
•Shareholders are entitled to receive dividends, when and as authorized by the Board, out of funds legally available for the payment of dividends. Dividends for Series C Preferred Stock are payable quarterly on the

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
•The Company declared dividends of $0.1 million and $1.9 million on its Series C Preferred Stock and Series E
Preferred Stock, respectively, during the three months ended September 30, 2024. The dividends were paid on
October 15, 2024 for Series C Preferred Stock and on October 31, 2024 for Series E Preferred Stock to the
holders of record as of the close of business on September 30, 2024.
•The Company may, at its option, redeem the Series E Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. Series E Preferred Stock is not redeemable prior to June 10, 2026, except under certain conditions.
Public and Private Warrants
As part of the Broadmark Merger, the Company assumed public and private placement warrants that represented the right to purchase shares of Broadmark Common Stock. As of September 30, 2024, there were 41.7 million public warrants outstanding, each representing the right to purchase 0.1180825 shares of our common stock, and 5.2 million private placement warrants outstanding, each representing the right to purchase 0.47233 shares of common stock. In the aggregate, the Company has outstanding warrants to purchase approximately 7.4 million shares of common stock at a price of $24.34 per whole share. Settlement of outstanding warrants will be in shares of common stock, unless the
Company elects (solely in the Company’s discretion) to settle warrants the Company has called for redemption in cash, and subject to customary adjustment in the event of business combinations and certain tender offers. Unless earlier redeemed, the public warrants will expire on November 19, 2024.
The liability for the private placement warrants was less than $0.1 million as of September 30, 2024 and is included in accounts payable and other accrued liabilities in the consolidated balance sheets.
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
The Company made no such sales through the Equity ATM Program during the three or nine months ended
September 30, 2024 or September 30, 2023. As of September 30, 2024, shares representing approximately $78.4 million remain available for sale under the Equity ATM Program.
Note 21. Earnings per Share of Common Stock

The table below provides information on the basic and diluted EPS computations, including the number of shares of common stock used for purposes of these computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share and per share amounts)	2024	2023	2024	2023
Basic Earnings
Net income (loss) from continuing operations	$(7,473)	$43,521	$(114,482)	$326,562
Less: Income attributable to non-controlling interest	2,031	1,517	3,968	7,842
Less: Income attributable to participating shares	2,241	2,334	6,877	7,078
Basic earnings - continuing operations	$(11,745)	$39,670	$(125,327)	$311,642
Basic earnings - discontinued operations	$194	$3,658	$(1,165)	$10,968

Diluted Earnings
Net income (loss) from continuing operations	(7,473)	43,521	(114,482)	326,562
Less: Income attributable to non-controlling interest	2,031	1,517	3,968	7,842
Less: Income attributable to participating shares	2,241	2,334	6,877	7,078
Add: Expenses attributable to dilutive instruments	131	131	393	393
Diluted earnings - continuing operations	$(11,614)	$39,801	$(124,934)	$312,035
Diluted earnings - discontinued operations	$194	$3,658	$(1,165)	$10,968

Number of Shares
Basic — Average shares outstanding	168,335,483	171,973,933	169,669,145	138,323,878
Effect of dilutive securities — Unvested participating shares	1,173,725	2,466,936	1,145,935	2,304,667
Diluted — Average shares outstanding	169,509,208	174,440,869	170,815,080	140,628,545

EPS Attributable to RC Common Stockholders:
Basic - continuing operations	$(0.07)	$0.23	$(0.74)	$2.25
Basic - discontinued operations	$0.00	$0.02	$(0.01)	$0.08
Basic - total	$(0.07)	$0.25	$(0.75)	$2.33

Diluted - continuing operations	$(0.07)	$0.23	$(0.74)	$2.22
Diluted - discontinued operations	$0.00	$0.02	$(0.01)	$0.08
Diluted - total	$(0.07)	$0.25	$(0.75)	$2.30
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
The redemption is required to be satisfied in shares of common stock or cash at the Company’s option, calculated as follows: one share of the Company’s common stock, or cash equal to the fair value of a share of the Company’s common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company’s equity is increased. As of September 30, 2024 and
December 31, 2023, the non-controlling interest OP unit holders owned 910,582 and 1,330,582 OP units, respectively.
Note 22. Offsetting Assets and Liabilities
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA
Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default, including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the
Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of September 30, 2024 and December 31, 2023, the Company
was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.
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
The Company discloses the impact of offsetting of assets and liabilities represented in the consolidated balance sheets to enable users of the consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master
Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c)
the Company intends to offset, and (d) the Company’s right of offset is enforceable at law. As of September 30, 2024 and December 31, 2023, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the consolidated balances sheets.

The table below presents the gross fair value of derivative contracts by product type, Paycheck Protection Program
Liquidity Facility borrowings and secured borrowings, the amount of netting reflected in the consolidated balance sheets, as well as the amount not offset in the consolidated balance sheets as they do not meet the enforceable credit support criteria for netting under U.S. GAAP.

				Gross amounts not offset in the Consolidated Balance Sheets(1)
(in thousands)	Gross amounts of Assets / Liabilities	Gross amounts offset	Balance in Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received / Paid	Net Amount
September 30, 2024
Assets
FX forwards	$340	$—	$340	$—	$—	$340
Interest rate swaps	35,412	24,720	10,692	—	—	10,692
Total	$35,752	$24,720	$11,032	$—	$—	$11,032
Liabilities
Interest rate swaps	1,007	—	1,007	—	—	1,007
FX forwards	1,078	—	1,078	—	—	1,078
Secured borrowings	2,184,280	—	2,184,280	2,184,194	—	86
PPPLF	24,173	—	24,173	21,761	—	2,412
Total	$2,210,538	$—	$2,210,538	$2,205,955	$—	$4,583
December 31, 2023
Assets
Interest rate swaps	36,812	34,408	2,404	—	—	2,404
Total	$36,812	$34,408	$2,404	$—	$—	$2,404
Liabilities
FX forwards	212	—	212	—	—	212
Secured borrowings	2,102,075	—	2,102,075	2,102,075	—	—
PPPLF	36,036	—	36,036	34,596	—	1,440
Total	$2,138,323	$—	$2,138,323	$2,136,671	$—	$1,652
(1)Amounts presented in these columns are limited in total to the net amount of assets or liabilities presented in the prior column by instrument. In certain cases, there is excess cash collateral or financial assets the Company has pledged to a counterparty that exceed the financial liabilities subject to a master netting repurchase arrangement or similar agreement. Additionally, in certain cases, counterparties may have pledged excess cash collateral to the Company that exceeds the Company’s corresponding financial assets. In each case, any of these excess amounts are excluded from the table although they are separately reported in the Company’s consolidated balance sheets as assets or liabilities, respectively.
Note 23. Financial Instruments with Off-Balance Sheet Risk, Credit Risk, and Certain Other Risks
In the normal course of business, the Company enters into transactions that expose us to various types of risk, both on and off-balance sheet. Such risks are associated with financial instruments and markets in which the Company invests.
These financial instruments expose us to varying degrees of market risk, credit risk, interest rate risk, liquidity risk, off-
balance sheet risk and prepayment risk.
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
The Company finances the acquisition of a significant portion of its loans and investments with repurchase agreements and borrowings under credit facilities and other financing agreements. In connection with these financing arrangements, the Company pledges its loans, securities and cash as collateral to secure the borrowings. The amount of collateral pledged will typically exceed the amount of the borrowings (i.e., the haircut) such that the borrowings will be over-
collateralized. As a result, the Company is exposed to the counterparty if, during the term of the repurchase agreement financing, a lender should default on its obligation and the Company is not able to recover its pledged assets. The amount of this exposure is the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to the lender including accrued interest receivable on such collateral.
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
It includes the risk of not being able to fund acquisition and origination activities at settlement dates and/or liquidate positions in a timely manner at reasonable prices, in addition to potential increases in collateral requirements during times of heightened market volatility. It also includes risk stemming from PIK interest loans and loan modifications the
Company may grant to borrowers which are intended to minimize its economic loss and to avoid foreclosure or repossession of collateral. Such modifications may include interest rate reductions, principal forgiveness, term extensions, and other-than-insignificant payment delay, which may impact the Company’s ability to meet potential cash requirements and make it more reliant on financing strategies. Additionally, if the Company was forced to dispose of an illiquid investment at an inopportune time, it might be forced to do so at a substantial discount to the market value, resulting in a realized loss. The Company attempts to mitigate its liquidity risk by regularly monitoring the liquidity of its investments in LMM loans, MBS and other financial instruments. Factors such as expected exit strategy for, the bid to offer spread of, and the number of broker dealers making an active market in a particular strategy and the availability of long-term funding, are considered in analyzing liquidity risk. To reduce any perceived disparity between the liquidity and the terms of the debt instruments in which the Company invests, it attempts to minimize its reliance on short-term financing arrangements. While the Company may finance certain investments in security positions using traditional margin arrangements and reverse repurchase agreements, other financial instruments such as collateralized debt obligations, and other longer term financing vehicles may be utilized to provide it with sources of long-term financing.
Off-Balance Sheet Risk —The Company has undrawn commitments on outstanding loans. Refer to Note 24 for further information.
Interest Rate Risk — Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control.
The Company’s operating results will depend, in part, on differences between the income from its investments and financing costs. Generally, debt financing is based on a floating rate of interest calculated on a fixed spread over the relevant index, subject to a floor, as determined by the particular financing arrangement. In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations and prospects. Furthermore, such defaults could have an adverse effect on the spread between the Company’s interest-
earning assets and interest-bearing liabilities.
Additionally, non-performing LMM loans are not as interest rate sensitive as performing loans, as earnings on non-
performing loans are often generated from restructuring the assets through loss mitigation strategies and opportunistically disposing of them. Because non-performing LMM loans are short-term assets, the discount rates used for valuation are based on short-term market interest rates, which may not move in tandem with long-term market interest rates.
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
Unfunded Loan Commitments
The table below presents unfunded loan commitments.

(in thousands)	September 30, 2024	December 31, 2023
Loans, net	$430,466	$745,782
Loans, held for sale	$72,457	$19,327
Preferred equity investment	$—	$436

Note 25. Income Taxes
The Company is a REIT pursuant to Internal Revenue Code Section 856. Qualification as a REIT depends on the
Company’s ability to meet various requirements imposed by the Internal Revenue Code, which relate to its organizational structure, diversity of stock ownership and certain requirements with regard to the nature of its assets and the sources of its income. As a REIT, the Company generally must distribute annually dividends equal to at least 90% of its net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to earnings that are distributed. To the extent the Company satisfies this distribution requirement but distributes less than 100% of its net taxable income, it will be subject to U.S. federal income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount paid to stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if the
Company qualifies as a REIT, it may be subject to certain U.S. federal income and excise taxes and state and local taxes on its income and assets. If the Company fails to maintain its qualification as a REIT for any taxable year, it may be subject to material penalties as well as federal, state and local income tax on its taxable income at regular corporate rates and it would not be able to qualify as a REIT for the subsequent four taxable years. As of September 30, 2024 and
December 31, 2023, the Company was in compliance with all REIT requirements.
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
The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2023, the Company recorded net deferred tax assets of $21.1 million as a result of the acquisition of Broadmark taxable REIT subsidiary. A full valuation allowance was recorded against these deferred tax assets at year-end as it was more likely than not that these assets would not be realized. In the first quarter of 2024, the
Company completed a reorganization which will allow the Company to recover the deferred tax assets recorded, and as such, the valuation allowance was released in the first quarter. There was no valuation allowance recorded for the three months ended September 30, 2024.
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

	Three Months Ended September 30, 2024
(in thousands)	LMM Commercial Real Estate	Small Business Lending	Corporate-Other	Consolidated
Interest income	$193,252	$33,285	$—	$226,537
Interest expense	(150,489)	(25,083)	—	(175,572)
Net interest income before provision for loan losses	$42,763	$8,202	$—	$50,965
Provision for loan losses	(49,240)	(3,926)	—	(53,166)
Net interest income after provision for loan losses	$(6,477)	$4,276	$—	$(2,201)
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	(95,206)	26,022	—	(69,184)
Net unrealized gain (loss) on financial instruments	(2,447)	1,206	—	(1,241)
Valuation allowance, loans held for sale	71,060	—	—	71,060
Servicing income, net	1,445	3,970	—	5,415
Gain on bargain purchase	—	—	32,165	32,165
Income on unconsolidated joint ventures	3,204	10	—	3,214
Other income	2,803	10,792	1,228	14,823
Total non-interest income (loss)	$(19,141)	$42,000	$33,393	$56,252
Non-interest expense
Employee compensation and benefits	(6,462)	(13,852)	(2,675)	(22,989)
Allocated employee compensation and benefits from related party	(254)	—	(2,283)	(2,537)
Professional fees	(809)	(3,326)	(2,097)	(6,232)
Management fees – related party	—	—	(6,498)	(6,498)
Loan servicing expense	(9,632)	(469)	—	(10,101)
Transaction related expenses	—	—	(2,998)	(2,998)
Other operating expenses	(3,919)	(12,697)	(1,957)	(18,573)
Total non-interest expense	$(21,076)	$(30,344)	$(18,508)	$(69,928)
Income (loss) before provision for income taxes	$(46,694)	$15,932	$14,885	$(15,877)
Total assets	$8,950,073	$1,486,085	$342,351	$10,778,509

	Nine Months Ended September 30, 2024
(in thousands)	LMM Commercial Real Estate	Small Business Lending	Corporate-Other	Consolidated
Interest income	$596,062	$96,948	$—	$693,010
Interest expense	(467,718)	(74,826)	—	(542,544)
Net interest income before provision for loan losses	$128,344	$22,122	$—	$150,466
Provision for loan losses	(4,071)	(3,680)	—	(7,751)
Net interest income after provision for loan losses	$124,273	$18,442	$—	$142,715
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	(99,540)	56,474	—	(43,066)
Net unrealized gain (loss) on financial instruments	(958)	2,992	—	2,034
Valuation allowance, loans held for sale	(156,107)	—	—	(156,107)
Servicing income, net	3,998	8,446	—	12,444
Gain on bargain purchase	—	—	13,859	13,859
Income on unconsolidated joint ventures	4,811	10	—	4,821
Other income	20,326	14,267	2,653	37,246
Total non-interest income (loss)	$(227,470)	$82,189	$16,512	$(128,769)
Non-interest expense
Employee compensation and benefits	(21,080)	(31,472)	(6,650)	(59,202)
Allocated employee compensation and benefits from related party	(804)	—	(7,233)	(8,037)
Professional fees	(3,324)	(9,471)	(6,535)	(19,330)
Management fees – related party	—	—	(19,344)	(19,344)
Loan servicing expense	(33,075)	(832)	—	(33,907)
Transaction related expenses	—	—	(5,240)	(5,240)
Other operating expenses	(37,507)	(23,968)	(9,087)	(70,562)
Total non-interest expense	$(95,790)	$(65,743)	$(54,089)	$(215,622)
Income (loss) before provision for income taxes	$(198,987)	$34,888	$(37,577)	$(201,676)
Total assets	$8,950,073	$1,486,085	$342,351	$10,778,509

	Three Months Ended September 30, 2023
(in thousands)	LMM Commercial Real Estate	Small Business Lending	Corporate-Other	Consolidated
Interest income	$219,414	$29,297	$—	$248,711
Interest expense	(169,019)	(20,769)	—	(189,788)
Net interest income before recovery of (provision for) loan losses	$50,395	$8,528	$—	$58,923
Recovery of (provision for) loan losses	14,465	(2,314)	—	12,151
Net interest income after recovery of (provision for) loan losses	$64,860	$6,214	$—	$71,074
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	7,053	7,349	—	14,402
Net unrealized gain (loss) on financial instruments	14,515	606	—	15,121
Servicing income, net	1,198	5,669	—	6,867
Loss on bargain purchase	—	—	(14,862)	(14,862)
Income on unconsolidated joint ventures	56	—	—	56
Other income	8,570	9,767	839	19,176
Total non-interest income (loss)	$31,392	$23,391	$(14,023)	$40,760
Non-interest expense
Employee compensation and benefits	(10,225)	(8,507)	(1,247)	(19,979)
Allocated employee compensation and benefits from related party	(99)	—	(2,902)	(3,001)
Professional fees	(1,264)	(3,456)	(2,946)	(7,666)
Management fees – related party	—	—	(7,229)	(7,229)
Loan servicing expense	(12,204)	(337)	—	(12,541)
Transaction related expenses	—	—	(2,329)	(2,329)
Other operating expenses	(5,890)	(5,222)	(1,648)	(12,760)
Total non-interest expense	$(29,682)	$(17,522)	$(18,301)	$(65,505)
Income (loss) before provision for income taxes	$66,570	$12,083	$(32,324)	$46,329
Total assets	$10,595,201	$1,409,761	$361,188	$12,366,150

	Nine Months Ended September 30, 2023
(in thousands)	LMM Commercial Real Estate	Small Business Lending	Corporate-Other	Consolidated
Interest income	$629,686	$65,997	$—	$695,683
Interest expense	(479,016)	(39,861)	—	(518,877)
Net interest income before recovery of (provision for) loan losses	$150,670	$26,136	$—	$176,806
Recovery of (provision for) loan losses	5,179	(5,721)	—	(542)
Net interest income after recovery of (provision for) loan losses	$155,849	$20,415	$—	$176,264
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	27,234	22,621	—	49,855
Net unrealized gain (loss) on financial instruments	7,727	348	—	8,075
Servicing income, net	4,181	12,367	—	16,548
Gain on bargain purchase	—	—	215,032	215,032
Income on unconsolidated joint ventures	745	—	—	745
Other income	25,830	30,920	1,450	58,200
Total non-interest income	$65,717	$66,256	$216,482	$348,455
Non-interest expense
Employee compensation and benefits	(25,155)	(31,396)	(5,569)	(62,120)
Allocated employee compensation and benefits from related party	(581)	—	(7,246)	(7,827)
Professional fees	(3,380)	(7,863)	(7,499)	(18,742)
Management fees – related party	—	—	(18,070)	(18,070)
Incentive fees – related party	—	—	(1,791)	(1,791)
Loan servicing expense	(31,008)	(582)	—	(31,590)
Transaction related expenses	—	—	(17,188)	(17,188)
Other operating expenses	(16,221)	(14,003)	(4,702)	(34,926)
Total non-interest expense	$(76,345)	$(53,844)	$(62,065)	$(192,254)
Income before provision for income taxes	$145,221	$32,827	$154,417	$332,465
Total assets	$10,595,201	$1,409,761	$361,188	$12,366,150
Note 27. Subsequent Events
The Company has evaluated subsequent events through the issuance date of the consolidated financial statements and determined that no additional disclosure is necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Except where the context suggests otherwise, the terms “Company,” “we,” “us” and “our” refer to Ready Capital
Corporation and its subsidiaries. We make forward-looking statements in this Quarterly Report on Form 10-Q (the
“Form 10-Q”) within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the
Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as
amended (the “Exchange Act”). We intend such statements to be covered by the safe harbor provisions for forward-
looking statements contained therein. Forward-looking statements contained in this Form 10-Q reflect our current views about future events and are inherently subject to substantial risks and uncertainties, many of which are difficult to predict and beyond our control, that may cause our actual results to materially differ. These forward-looking statements include information about possible or assumed future results of our operations, financial condition, liquidity, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,”
“could,” “would,” “may,” “potential” or other comparable terminology, we intend to identify forward-looking statements, although not all forward-looking statements may contain such words. Statements regarding the following subjects, among others, may be forward-looking, and the occurrence of events impacting these subjects, or otherwise impacting our business, may cause our financial condition, liquidity and consolidated results of operations to vary materially from those expressed in, or implied by, any such forward-looking statements:
•our investment objectives and business strategy;
•our ability to borrow funds or otherwise raise capital on favorable terms;
•our expected leverage;
•our expected investments;
•estimates or statements relating to, and our ability to make, future distributions;
•projected capital and operating expenditures;
•availability of qualified personnel;
•prepayment rates;
•projected default rates;
•increased rates of default and/or decreased recovery rates on our investments;
•changes in interest rates, interest rate spreads, the yield curve or prepayment rates;
•the impact of inflation on our business;
•changes in prepayments of our assets;
•our ability to achieve the expected synergies, cost savings and other benefits from recent acquisitions, including the acquisitions of Broadmark Realty Capital Inc. (“Broadmark”), Madison One Capital, M1 CUSO and
Madison One Lender Services (together, “Madison One”), and Funding Circle USA, Inc ("Funding Circle");
•risks associated with achieving expected synergies, cost savings and other benefits from acquisitions and our increased scale;

•risks related to integrating a construction lending platform into our existing operations and the origination and ownership of construction loans, which are subject to additional risks as compared to loans secured by existing structures or land, following the Broadmark Merger;
•risks associated with the divestiture of our Residential Mortgage Banking segment;
•market, industry and economic trends;
•our ability to compete in the marketplace;
•the availability of attractive risk-adjusted investment opportunities in lower-to-middle-market commercial real estate loans (“LMM”), loans guaranteed by the U.S. Small Business Administration (the “SBA”) under its
Section 7(a) loan program (the “SBA Section 7(a) Program”), mortgage backed securities (“MBS”), residential mortgage loans and other real estate-related investments that satisfy our investment objectives and strategies;
•general volatility of the capital markets;
•changes in our investment objectives and business strategy;
•the availability, terms and deployment of capital;
•the availability of suitable investment opportunities;
•market developments and actions recently taken and which may be taken by the U.S. Government, the U.S.
Department of the Treasury (“Treasury”) and the Board of Governors of the Federal Reserve System, the
Federal Deposit Insurance Corporation, the Federal National Mortgage Association (“Fannie Mae”), the Federal
Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie
Mae”), Federal Housing Administration (“FHA”) Mortgagee, United States Department of Agriculture
(“USDA”), U.S. Department of Veterans Affairs (“VA”) and the U.S. Securities and Exchange Commission
(“SEC”);
•applicable regulatory changes;
•changes in our assets, interest rates or the general economy;
•mortgage loan modification programs and future legislative actions;
•our ability to maintain our qualification as a real estate investment trust (“REIT”) and limitations on our business as a result of our qualifications as a REIT;
•our ability to maintain our exemption from qualification under the Investment Company Act of 1940, as amended (the “1940 Act”);
•factors described in our annual report on Form 10-K, including those set forth under the captions “Risk Factors”
and “Business”;
•our dependence on our external advisor, Waterfall Asset Management, LLC (“Waterfall” or the “Manager”),
and our ability to find a suitable replacement if we or Waterfall were to terminate the management agreement we have entered into with Waterfall (the “management agreement”);
•the degree and nature of our competition, including competition for LMM loans, MBS, residential mortgage loans, construction loans and other real estate-related investments that satisfy our investment objectives and strategies;

•geopolitical events such as acts of terrorism, war or other military conflict, and the related impact on macroeconomic conditions;
•the impact of pandemics and epidemics, such as the coronavirus (“COVID-19”) pandemic, on our business and operations, financial condition, results of operations, liquidity and capital resources; and
•the impact of pandemics or epidemics on our borrowers, the real estate industry and global markets.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and we caution readers not to place undue reliance on any forward-looking statements. These forward-looking statements apply only as of the date of this Form 10-
Q. We are not obligated, and do not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law. Refer to Item 1A. “Risk Factors” and
Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual
Report on Form 10-K for the fiscal year ended December 31, 2023 (our “Form 10-K”).
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
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Contractual Obligations and Off-Balance Sheet Arrangements
•Critical Accounting Estimates
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
•LMM Commercial Real Estate. We originate LMM loans across the full life-cycle of an LMM property including construction, bridge, stabilized and agency loan origination channels through our subsidiary,
ReadyCap Commercial. These originated loans are generally held-for-investment or placed into securitization structures. As part of this segment, we originate and service multi-family loan products under the Freddie Mac SBL program. These originated loans are held for sale, and subsequently sold to Freddie
Mac. We provide construction and permanent financing for the preservation and construction of affordable housing, primarily utilizing tax-exempt bonds through Red Stone, a subsidiary. In addition, we acquire
LMM loans as part of our business strategy. We hold performing LMM loans to term and seek to maximize the value of the non-performing LMM loans acquired by us through borrower-based resolution strategies.
We typically acquire non-performing loans at a discount to their unpaid principal balance (“UPB”) when we believe that resolution of the loans will provide attractive risk-adjusted returns.
•Small Business Lending. We acquire, originate and service owner-occupied loans guaranteed by the SBA under the SBA Section 7(a) Program and government guaranteed loans focused on the USDA through our subsidiary, ReadyCap Lending. We hold an SBA license as one of only 17 non-bank Small Business
Lending Companies and have been granted preferred lender status by the SBA. These originated loans are either held-for-investment, placed into securitization structures, or sold.
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
Acquisitions
Funding Circle. On July 1, 2024, the Company acquired Funding Circle through its subsidiary, iBusiness Funding LLC, for approximately $41.2 million in cash plus the assumption of certain liabilities (the “Funding Circle Acquisition”).
Funding Circle is an online lending platform that originates and services small business loans. The Funding Circle
Acquisition integrates Funding Circle’s loan origination servicing platform with the Company’s Lending as a Service
("LaaS") and LenderAI product offerings. Refer to Notes 1 and 5, included in Part I, Item 1, “Financial Statements,” of this Form 10-Q, for more information about the Funding Circle Acquisition and the assets acquired and liabilities assumed as a result of the Funding Circle Acquisition.
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
Changes in Market Interest Rates. We own and expect to acquire or originate fixed rate mortgages and floating rate mortgages with maturities ranging from two to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in two to 10 years. Fixed rate mortgage loans bear interest that is fixed for the term of the loan and we typically utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with such fixed rate mortgages. As of September 30, 2024, all fixed rate loans are match funded in securitization.
Floating rate mortgage loans generally have an adjustable interest rate equal to the sum of a fixed spread plus an index rate, such as the Secured Overnight Financing Rate (“SOFR”), which typically resets monthly. As of September 30,
2024, approximately 83% of the loans in our portfolio were floating rate mortgages, and 17% were fixed rate mortgages, based on UPB.
Current market conditions. During the third quarter, macroeconomic concerns persisted including uncertainty about the commercial real estate sector, inflationary pressures, elevated interest rates, and geopolitical tensions. In an effort to ease borrowing costs and restore price stability, there has been a shift towards a less aggressive monetary policy by the U.S.
Federal Reserve. Although the full impact of these changes remains uncertain and difficult to predict, concerns and uncertainties about the economic outlook may adversely impact our financial condition, results of operations and cash flows.
Results of Operations
Key Financial Measures and Indicators
As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared per share, distributable earnings, return on equity, and net book value per share. As further described below, distributable earnings is a measure that is not prepared in accordance with GAAP. We use distributable earnings to evaluate our performance and determine dividends, excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations. Refer to “—Non-
GAAP Financial Measures” below for a reconciliation of net income to distributable earnings.

The table below sets forth certain information on our operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share data)	2024	2023	2024	2023
Net Income (loss) from continuing operations	$(7,473)	$43,521	$(114,482)	$326,562
Earnings per common share from continuing operations - basic	$(0.07)	$0.23	$(0.74)	$2.25
Earnings per common share from continuing operations - diluted	$(0.07)	$0.23	$(0.74)	$2.22
Distributable earnings before realized losses	$46,558	$52,164	$137,418	$141,596
Distributable earnings before realized losses per common share - basic	$0.25	$0.28	$0.74	$0.93
Distributable earnings before realized losses per common share - diluted	$0.25	$0.28	$0.74	$0.93
Distributable earnings	$(42,514)	$52,164	$28,093	$141,596
Distributable earnings per common share - basic	$(0.28)	$0.28	$0.10	$0.93
Distributable earnings per common share - diluted	$(0.28)	$0.28	$0.10	$0.92
Dividends declared per common share	$0.25	$0.36	$0.85	$1.16
Dividend yield (1)	13.1%	14.2%	13.1%	14.2%
Return on equity from continuing operations	(1.8)%	7.0%	(7.2)%	21.7%
Distributable return on equity before realized losses	8.4%	8.0%	7.6%	8.6%
Distributable return on equity	(8.2)%	8.0%	1.3%	8.6%
Book value per common share	$12.59	$14.42	$12.59	$14.42
(1)Dividend yield is based on the respective period end closing share price.
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
acquired or originated by us in the future.
The table below presents information on our investment portfolio originations and acquisitions (based on fully committed amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Loan originations:
LMM loans	$246,175	$464,394	$762,242	$1,386,513
SBL loans	439,704	128,642	854,121	341,777
Total loan investment activity	$685,879	$593,036	$1,616,363	$1,728,290

Balance Sheet Analysis and Metrics

(in thousands)	September 30, 2024	December 31, 2023	$ Change	% Change
Assets
Cash and cash equivalents	$181,315	$138,532	$42,783	30.9%
Restricted cash	31,331	30,063	1,268	4.2
Loans, net (including $4,851 and $9,348 held at fair value)	3,555,928	4,020,160	(464,232)	(11.5)
Loans, held for sale (including $101,364 and $81,599 held at fair value and net of valuation allowance of $156,107 and $0)	320,082	81,599	238,483	292.3
Mortgage-backed securities	30,780	27,436	3,344	12.2
Investment in unconsolidated joint ventures (including $6,777 and $7,360 held at fair value)	146,397	133,321	13,076	9.8
Derivative instruments	11,032	2,404	8,628	358.9
Servicing rights	127,989	102,837	25,152	24.5
Real estate owned, held for sale	166,697	252,949	(86,252)	(34.1)
Other assets	412,238	300,175	112,063	37.3
Assets of consolidated VIEs	5,794,720	6,897,145	(1,102,425)	(16.0)
Assets held for sale	474,535	454,596	19,939	4.4
Total Assets	$11,253,044	$12,441,217	$(1,188,173)	(9.6)%
Liabilities
Secured borrowings	2,184,280	2,102,075	82,205	3.9
Securitized debt obligations of consolidated VIEs, net	3,960,185	5,068,453	(1,108,268)	(21.9)
Senior secured notes, net	437,689	345,127	92,562	26.8
Corporate debt, net	768,470	764,908	3,562	0.5
Guaranteed loan financing	742,631	844,540	(101,909)	(12.1)
Contingent consideration	2,007	7,628	(5,621)	(73.7)
Derivative instruments	2,085	212	1,873	883.5
Dividends payable	44,602	54,289	(9,687)	(17.8)
Loan participations sold	99,737	62,944	36,793	58.5
Due to third parties	1,239	3,641	(2,402)	(66.0)
Accounts payable and other accrued liabilities	279,014	207,481	71,533	34.5
Liabilities held for sale	392,697	333,157	59,540	17.9
Total Liabilities	$8,914,636	$9,794,455	$(879,819)	(9.0)%
Preferred stock Series C, liquidation preference $25.00 per share	8,361	8,361	—	—

Commitments & contingencies

Stockholders’ Equity
Preferred stock Series E, liquidation preference $25.00 per share	111,378	111,378	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 168,530,704 and 172,276,105 shares issued and outstanding, respectively	17	17	—	—
Additional paid-in capital	2,292,229	2,321,989	(29,760)	(1.3)
Retained earnings (deficit)	(146,003)	124,413	(270,416)	(217.4)
Accumulated other comprehensive loss	(24,232)	(17,860)	(6,372)	(35.7)
Total Ready Capital Corporation equity	2,233,389	2,539,937	(306,548)	(12.1)
Non-controlling interests	96,658	98,464	(1,806)	(1.8)
Total Stockholders’ Equity	$2,330,047	$2,638,401	$(308,354)	(11.7)%
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$11,253,044	$12,441,217	$(1,188,173)	(9.6)%
As of September 30, 2024, total assets in our consolidated balance sheet were $11.3 billion, a decrease of $1.2 billion from December 31, 2023, primarily reflecting a decrease in Assets of consolidated VIEs and Loans, net, partially offset by an increase in Loans, held for sale. Assets of consolidated VIEs decreased $1.1 billion, due to paydowns on securitized loans. Loans, net decreased $464.2 million, primarily due to loans transferred to Loans, held for sale. Loans, held for sale increased $238.5 million, primarily due to loans transferred from Loans, net, partially offset by loans sold.
As of September 30, 2024, total liabilities in our consolidated balance sheet were $8.9 billion, a decrease of $880 million from December 31, 2023, primarily reflecting a decrease in Securitized debt obligations of consolidated VIEs, net.
Securitized debt obligations of consolidated VIEs, net decreased $1.1 billion due to paydowns on securitized loans.

As of September 30, 2024, total stockholders’ equity was $2.3 billion, a decrease of $308 million from December 31,
2023, primarily due to dividends paid and common stock repurchased through the Company’s share repurchase program.
Selected Balance Sheet Information by Business Segment. The table below presents certain selected balance sheet data by each of our two business segments, with the remaining amounts reflected in Corporate –Other.

(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
September 30, 2024
Assets
Loans, net	$7,909,644	$1,252,507	$9,162,151
Loans, held for sale	402,842	73,347	476,189
MBS	30,780	—	30,780
Investment in unconsolidated joint ventures	145,702	695	146,397
Servicing rights	69,298	58,691	127,989
Real estate owned, held for sale	168,930	261	169,191

Liabilities
Secured borrowings	1,936,223	248,057	2,184,280
Securitized debt obligations of consolidated VIEs	3,830,718	129,467	3,960,185
Senior secured notes, net	427,257	10,432	437,689
Corporate debt, net	768,470	—	768,470
Guaranteed loan financing	—	742,631	742,631
Loan participations sold	99,737	—	99,737
In the table above,
•Loans, net includes assets of consolidated VIEs and excludes allowance for loan losses.
•Loans, held for sale includes assets of consolidated VIEs, net of valuation allowance.
•Real estate owned, held for sale includes assets of consolidated VIEs.

Statement of Operations Analysis and Metrics

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	2024	2023	$ Change
Interest income
LMM commercial real estate	$193,252	$219,414	$(26,162)	$596,062	$629,686	$(33,624)
Small business lending	33,285	29,297	3,988	96,948	65,997	30,951
Total interest income	$226,537	$248,711	$(22,174)	$693,010	$695,683	$(2,673)
Interest expense
LMM commercial real estate	(150,489)	(169,019)	$18,530	(467,718)	(479,016)	11,298
Small business lending	(25,083)	(20,769)	(4,314)	(74,826)	(39,861)	(34,965)
Total interest expense	$(175,572)	$(189,788)	$14,216	$(542,544)	$(518,877)	$(23,667)
Net interest income before recovery of loan losses	$50,965	$58,923	$(7,958)	$150,466	$176,806	$(26,340)
Recovery of (provision for) loan losses
LMM commercial real estate	(49,240)	14,465	(63,705)	(4,071)	5,179	(9,250)
Small business lending	(3,926)	(2,314)	(1,612)	(3,680)	(5,721)	2,041
Total recovery of (provision for) loan losses	$(53,166)	$12,151	$(65,317)	$(7,751)	$(542)	$(7,209)
Net interest income (loss) after recovery of (provision for) loan losses	$(2,201)	$71,074	$(73,275)	$142,715	$176,264	$(33,549)
Non-interest income (loss)
LMM commercial real estate	(19,141)	31,392	(50,533)	(227,470)	65,717	(293,187)
Small business lending	42,000	23,391	18,609	82,189	66,256	15,933
Corporate - other	33,393	(14,023)	47,416	16,512	216,482	(199,970)
Total non-interest income (loss)	$56,252	$40,760	$15,492	$(128,769)	$348,455	$(477,224)
Non-interest expense
LMM commercial real estate	(21,076)	(29,682)	8,606	(95,790)	(76,345)	(19,445)
Small business lending	(30,344)	(17,522)	(12,822)	(65,743)	(53,844)	(11,899)
Corporate - other	(18,508)	(18,301)	(207)	(54,089)	(62,065)	7,976
Total non-interest expense	$(69,928)	$(65,505)	$(4,423)	$(215,622)	$(192,254)	$(23,368)
Net income (loss) before provision for income taxes
LMM commercial real estate	(46,694)	66,570	(113,264)	(198,987)	145,221	(344,208)
Small business lending	15,932	12,083	3,849	34,888	32,827	2,061
Corporate - other	14,885	(32,324)	47,209	(37,577)	154,417	(191,994)
Total net income (loss) before provision for income taxes	$(15,877)	$46,329	$(62,206)	$(201,676)	$332,465	$(534,141)

Results of Operations – Supplemental Information. Realized and unrealized gains (losses) on financial instruments are recorded in the consolidated statements of operations and classified based on the nature of the underlying asset or liability.
The table below presents the components of realized and unrealized gains (losses) on financial instruments.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	2024	2023	$ Change
Realized gain (loss) on financial instruments
Creation of mortgage servicing rights
SBA - 7(a)	$4,850	$1,599	$3,251	$10,764	$5,154	$5,610
Multi-family	1,836	4,116	(2,280)	4,452	12,507	(8,055)
USDA	1,544	—	1,544	2,016	—	2,016
Small business loans	444	—	444	444	—	444
Total Creation of mortgage servicing rights	$8,674	$5,715	$2,959	$17,676	$17,661	$15
Loans
SBA - 7(a)	(6,660)	(2,151)	(4,509)	(14,839)	(6,442)	(8,397)
Construction	—	141	(141)	(6,938)	141	(7,079)
Other	(410)	(194)	(216)	(470)	(940)	470
Total Loans	$(7,070)	$(2,204)	$(4,866)	$(22,247)	$(7,241)	$(15,006)
Loans, held for sale
Bridge	(43,885)	—	(43,885)	(43,885)	—	(43,885)
Construction	(49,287)	—	(49,287)	(54,209)	—	(54,209)
SBA - 7(a)	25,886	7,902	17,984	58,604	23,911	34,693
Freddie Mac	(1,550)	567	(2,117)	(912)	1,462	(2,374)
Other	(6,481)	—	(6,481)	(6,481)	—	(6,481)
Total Loans, held for sale	$(75,317)	$8,469	$(83,786)	$(46,883)	$25,373	$(72,256)
Net realized gain (loss) on derivatives, at fair value	$4,460	$2,303	$2,157	$13,330	$16,419	$(3,089)
Net realized gain (loss) - all other	$69	$119	$(50)	$(4,942)	$(2,357)	$(2,585)
Net realized gain (loss) on financial instruments	$(69,184)	$14,402	$(83,586)	$(43,066)	$49,855	$(92,921)
Unrealized gain (loss) on financial instruments
Loans, held for sale
SBA - 7(a)	$(251)	$606	$(857)	$1,535	$346	$1,189
Freddie Mac	192	11,887	(11,695)	(27)	7,780	(7,807)
Other	(395)	2	(397)	(986)	58	(1,044)
Total Loans, held for sale	$(454)	$12,495	$(12,949)	$522	$8,184	$(7,662)
Net unrealized gain (loss) on derivatives, at fair value	$(992)	$3,984	$(4,976)	$(1,405)	$366	$(1,771)
Net unrealized gain (loss) - all other	$205	$(1,358)	$1,563	$2,917	$(475)	$3,392
Net unrealized gain (loss) on financial instruments	$(1,241)	$15,121	$(16,362)	$2,034	$8,075	$(6,041)
LMM Commercial Real Estate Segment Results.
Q3 2024 versus Q3 2023. Interest income of $193.3 million represented a decrease of $26.2 million, primarily due to decreased loan balances, partially offset by increases in interest rates. Interest expense of $150.5 million represented a decrease of $18.5 million, driven by decreased debt balances, partially offset by increases in interest rates. Provision for loan losses of $49.2 million represented an increase of $63.7 million, primarily due to an increase in asset specific reserves. Non-interest loss of $19.1 million represented an increase of $50.5 million, primarily due to net realized losses on financial instruments and real estate owned, partially offset by a decrease in the valuation allowance related to the transfer of Loans, net to Loans, held for sale in the first half of 2024. Non-interest expense of $21.1 million represented a decrease of $8.6 million, due to a decrease in employee compensation and benefits and loan servicing expenses.
YTD 2024 versus YTD 2023. Interest income of $596.1 million represented a decrease of $33.6 million, primarily due to decreased loan balances, partially offset by increases in interest rates. Interest expense of $467.7 million represented a decrease of $11.3 million, driven by decreased debt balances, partially offset by increases in interest rates. Provision for loan losses of $4.1 million represented an increase of $9.3 million, primarily due to an increase in asset specific reserves, partially offset by loans transferred to Loans, held for sale in the first half of 2024. Non-interest loss of $227.5 million represented an increase of $293.2 million, primarily due to net realized losses on financial instruments and real estate owned and the valuation allowance related to the transfer of Loans, net to Loans, held for sale in the first half of 2024.
Non-interest expense of $95.8 million represented an increase of $19.4 million, due to increases in charge-offs of real estate acquired in settlement of loans and loan servicing expenses, partially offset by a decrease in employee compensation and benefits.

Small Business Lending Segment Results.
Q3 2024 versus Q3 2023. Interest income of $33.3 million represented an increase of $4.0 million, primarily due to increases in interest rates and increased loan balances. Interest expense of $25.1 million represented an increase of $4.3 million, driven by increases in interest rates. Provision for loan losses of $3.9 million represented an increase of $1.6 million, due to increased loan originations. Non-interest income of $42.0 million represented an increase of $18.6 million, primarily due to an increase in net realized gains on financial instruments. Non-interest expense of $30.3 million represented an increase of $12.8 million, due to increases in origination expenses and employee compensation and benefits.
YTD 2024 versus YTD 2023. Interest income of $96.9 million represented an increase of $31.0 million, primarily due to increases in interest rates and increased loan balances. Interest expense of $74.8 million represented an increase of $35.0 million, driven by increases in interest rates and increased debt balances. Provision for loan losses of $3.7 million represented a decrease of $2.0 million, due to changes in the forecasted macroeconomic inputs for reserve modeling and a decrease in specific loan reserves, partially offset by increased loan originations. Non-interest income of $82.2 million represented an increase of $15.9 million, primarily due to net realized gains on financial instruments. Non-interest expense of $65.7 million represented an increase of $11.9 million, primarily due to increases in origination expenses.
Corporate – Other.
Q3 2024 versus Q3 2023. Non-interest income of $33.4 million represented an increase of $47.4 million, primarily due to a gain on bargain purchase recognized from the Funding Circle Acquisition. Non-interest expense of $18.5 million was essentially unchanged from the prior year period.
YTD 2024 versus YTD 2023. Non-interest income of $16.5 million represented a decrease of $200.0 million, primarily due to a gain on bargain purchase recognized from the Broadmark Merger in the prior year period. Non-interest expense of $54.1 million represented a decrease of $8.0 million, primarily due to transaction related expenses for the Broadmark
Merger in the prior year period.
Non-GAAP financial measures
We believe that providing investors with distributable earnings, formerly referred to as core earnings, gives investors greater transparency into the information used by management in our financial and operational decision-making, including the determination of dividends.
We calculate distributable earnings as GAAP net income (loss) excluding the following:
i)any unrealized gains or losses on certain MBS not retained by us as part of our loan origination businesses
ii)any realized gains or losses on sales of certain MBS
iii)any unrealized gains or losses on Residential MSRs from discontinued operations
iv)any unrealized change in current expected credit loss reserve and valuation allowances
v)any unrealized gains or losses on de-designated cash flow hedges
vi)any unrealized gains or losses on foreign exchange hedges
vii)any unrealized gains or losses on certain unconsolidated joint ventures
viii)any non-cash compensation expense related to stock-based incentive plan
ix)one-time non-recurring gains or losses, such as gains or losses on discontinued operations, bargain purchase gains, or merger related expenses
In calculating distributable earnings, net income (in accordance with GAAP) is adjusted to exclude unrealized gains and losses on MBS acquired by us in the secondary market but is not adjusted to exclude unrealized gains and losses on
MBS retained by us as part of our loan origination businesses, where we transfer originated loans into an MBS securitization and retain an interest in the securitization. In calculating distributable earnings, we do not adjust net income (in accordance with GAAP) to take into account unrealized gains and losses on MBS retained by us as part of our loan origination businesses because we consider the unrealized gains and losses that are generated in the loan origination and securitization process to be a fundamental part of this business and an indicator of the ongoing performance and credit quality of our historical loan originations. In calculating distributable earnings, net income (in accordance with GAAP) is adjusted to exclude realized gains and losses on certain MBS securities due to a variety of reasons which may include collateral type, duration, and size.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	2024	2023	$ Change
Net Income (loss)	$(7,279)	$47,179	$(54,458)	$(115,647)	$337,530	$(453,177)
Reconciling items:
Unrealized (gain) loss on MSR - discontinued operations	—	(2,563)	2,563	7,219	(5,288)	12,507
Unrealized loss on joint ventures	2,173	—	2,173	1,512	—	1,512
Increase (decrease) in CECL reserve	52,442	(12,151)	64,593	(4,313)	(62)	(4,251)
Increase (decrease) in valuation allowance	(71,060)	—	(71,060)	156,107	—	156,107
Non-recurring REO impairment	525	—	525	24,511	—	24,511
Non-cash compensation	1,916	2,275	(359)	5,684	6,190	(506)
Merger transaction costs and other non-recurring expenses	4,070	2,536	1,534	10,853	18,446	(7,593)
Bargain purchase (gain) loss	(32,165)	14,862	(47,027)	(13,859)	(215,032)	201,173
Realized losses on sale of investments	109,675	—	109,675	132,030	—	132,030
Total reconciling items	$67,576	$4,959	$62,617	$319,744	$(195,746)	$515,490
Income tax adjustments	(13,739)	26	(13,765)	(66,679)	(188)	(66,491)
Distributable earnings before realized losses	$46,558	$52,164	$(5,606)	$137,418	$141,596	$(4,178)
Realized losses on sale of investments, net of tax	(89,072)	—	(89,072)	(109,325)	—	(109,325)
Distributable earnings	$(42,514)	$52,164	$(94,678)	$28,093	$141,596	$(113,503)
Less: Distributable earnings attributable to non-controlling interests	1,766	1,566	200	5,097	5,582	(485)
Less: Income attributable to participating shares	2,241	2,334	(93)	6,877	7,078	(201)
Distributable earnings attributable to common stockholders	$(46,521)	$48,264	$(94,785)	$16,119	$128,936	$(112,817)
Distributable earnings before realized losses on investments, net of tax per common share - basic and diluted	$0.25	$0.28	$(0.03)	$0.74	$0.93	$(0.19)
Distributable earnings per common share - basic	$(0.28)	$0.28	$(0.56)	$0.10	$0.93	$(0.83)
Distributable earnings per common share - diluted	$(0.28)	$0.28	$(0.56)	$0.10	$0.92	$(0.82)
Q3 2024 versus Q3 2023. Consolidated net loss of $7.3 million for the third quarter of 2024 represented a decrease of
$54.5 million from the third quarter of 2023, primarily due to an increase in provision for loan losses and net realized losses on financial instruments and real estate owned, partially offset by a gain on bargain purchase recognized from the
Funding Circle Acquisition and a decrease to the valuation allowance. Consolidated distributable earnings before realized losses of $46.6 million for the third quarter of 2024 represented a decrease of $5.6 million from the third quarter of 2023. The increase in the distributable earnings reconciling items is primarily due to realized losses on sale of investments and an increase in provision for loan losses, partially offset by a gain on bargain purchase recognized from the Funding Circle Acquisition and a decrease to the valuation allowance. Consolidated distributable losses of $42.5 million for the third quarter of 2024 represented a decrease of $94.7 million from the third quarter of 2023 due to certain charge-offs and losses realized on sales of real estate owned assets and LMM loans.
YTD 2024 versus YTD 2023. Consolidated net loss of $115.6 million for the nine months ended September 30, 2024 represented a decrease of $453.2 million from the nine months ended September 30, 2023, primarily due to a gain on bargain purchase recognized from the Broadmark Merger, a valuation allowance related to the transfer of Loans, net to
Loans, held for sale and net realized losses on financial instruments and real estate owned. Consolidated distributable earnings before realized losses of $137.4 million for the nine months ended September 30, 2024 represented a decrease of $4.2 million from the nine months ended September 30, 2023. The increase in the distributable earnings reconciling items is primarily due to a gain on bargain purchase recognized from the Broadmark Merger in the prior year period, a valuation allowance related to the transfer of Loans, net to Loans, held for sale and realized losses on sale of investments. Consolidated distributable earnings of $28.1 million for the nine months ended September 30, 2024 represented a decrease of $113.5 million from the nine months ended September 30, 2023 due to certain charge-offs and losses realized on sales of real estate owned assets and LMM loans.
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
For purposes of determining the incentive distribution payable to the Manager, incentive fee core earnings (“IFCE”) is defined under the partnership agreement of the operating partnership as GAAP net income (loss) of the operating partnership excluding non-cash equity compensation expense, the expenses incurred in connection with the operating partnership's formation or continuation, the incentive distribution, real estate depreciation and amortization (to the extent that the Company forecloses on any properties underlying its assets) and any unrealized gains, losses, or other non-cash items recorded in the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-
cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the independent directors.
Liquidity and Capital Resources
Liquidity is a measure of our ability to turn non-cash assets into cash and to meet potential cash requirements. We use significant cash to purchase LMM loans and other target assets, originate new LMM loans, pay dividends, repay principal and interest on our borrowings, fund our operations and meet other general business needs. Certain of our loans pay PIK interest rather than cash interest payments and from time to time, we may grant concessions to borrowers experiencing significant financial difficulties in the form of modified terms such as interest rate reductions and other terms described elsewhere in this Form 10-Q. These factors may increase our reliance on our primary sources of liquidity, including our existing cash balances, borrowings, including securitizations, re-securitizations, repurchase agreements, warehouse facilities, bank credit facilities and other financing agreements (including term loans and revolving facilities), the net proceeds of offerings of equity and debt securities, including our senior secured notes, corporate debt, and net cash provided by operating activities.
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
Cash flow
Nine Months Ended September 30, 2024. Cash and cash equivalents as of September 30, 2024, decreased by $26.9 million to $235.6 million from December 31, 2023, primarily due to net cash used for financing activities, partially offset by net cash provided by investing and operating activities. The net cash used for financing activities primarily reflected repayments of securitized debt obligations of consolidated VIEs and repayments of secured borrowings. The net cash provided by investing activities primarily reflected proceeds on disposition and principal payments of loans, partially offset by net cash used for loan originations. The net cash provided by operating activities reflected sales on loans, held for sale and a valuation allowance related to the transfer of loans, net to loans, held for sale, partially offset by an increase in operating assets and net loss from continuing operations.
Nine Months Ended September 30, 2023. Cash and cash equivalents as of September 30, 2023, increased by $17.1 million to $290.7 million from December 31, 2022, primarily due to net cash provided by investing and operating activities, partially offset by net cash used for financing activities. The net cash provided by investing activities primarily reflected proceeds from dispositions and paydowns, partially offset by loan originations. The net cash provided by operating activities reflected net income, partially offset by a bargain purchase gain in connection with the Broadmark
Merger. The net cash used for financing activities primarily reflected the repayments of secured borrowings, Paycheck
Protection Program Liquidity Facility (“PPPLF”) borrowings and the convertible note, partially offset by proceeds from secured borrowings and net proceeds from the issuance of securitized debt obligations of consolidated VIEs.
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
We also finance originated SBL with secured borrowings until the loans are sold, generally within 30 days.
As of September 30, 2024, we had a total leverage ratio of 3.3x and recourse leverage ratio of 1.0x. Our operating segments have different levels of recourse debt according to the differentiated nature of each segment. Our LMM
Commercial Real Estate and Small Business Lending segments have recourse leverage ratios of 0.3x and 1.0x, respectively. The remaining recourse leverage ratio is from our corporate debt offerings.
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
The table below presents certain characteristics of our credit facilities and other financing arrangements.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	September 30, 2024	December 31, 2023
3	SBA loans	December 2024 - March 2025	SOFR + 2.84% Prime - 0.82%	$260,000	$307,718	$248,057	$117,115
1	LMM loans - USD	February 2025	SOFR + 1.35%	80,000	21,244	21,046	20,729
1	LMM loans - Non-USD (4)	January 2025	EURIBOR + 3.00%	223,790	41,108	32,850	12,079
Total borrowings under credit facilities and other financing agreements				$563,790	$370,070	$301,953	$149,923
(1)Represents the total number of facility lenders.
(2)Current maturity does not reflect extension options available beyond original commitment terms.
(3)Asset class pricing is determined using an index rate plus a weighted average spread.
(4)Non-USD denominated credit facilities have been converted into USD for purposes of this disclosure.
Repurchase Agreements. Under the loan repurchase facilities and securities repurchase agreements, we may be required to pledge additional assets to our counterparties in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional assets or cash. Generally, the loan repurchase facilities and securities repurchase agreements contain a SOFR-
based financing rate, term and haircuts depending on the types of collateral and the counterparties involved. The loan repurchase facilities also include financial maintenance covenants.
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
We maintain certain assets, which, from time to time, may include cash, unpledged LMM loans, LMM ABS and short-
term investments (which may be subject to various haircuts if pledged as collateral to meet margin requirements) and collateral in excess of margin requirements held by our counterparties, or collectively, the “Cushion”, to meet routine margin calls and protect against unforeseen reductions in our borrowing capabilities. Our ability to meet future margin calls will be impacted by the Cushion, which varies based on the fair value of our investments, our cash position and margin requirements. Our cash position fluctuates based on the timing of our operating, investing and financing activities and is managed based on our anticipated cash needs.
The table below presents certain characteristics of our repurchase agreements.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	September 30, 2024	December 31, 2023
9	LMM loans	January 2025 - November 2026	SOFR + 3.14%	$4,056,000	$2,617,819	$1,601,101	$1,677,885
1	LMM loans - Non-USD (4)	Matured	EURIBOR + 3.00%	—	—	—	45,031
7	MBS	October 2024 - June 2025	7.86%	281,226	528,123	281,226	229,236
Total borrowings under repurchase agreements				$4,337,226	$3,145,942	$1,882,327	$1,952,152
(1)Represents the total number of facility lenders.
(2)Current maturity does not reflect extension options available beyond original commitment terms.
(3)Asset class pricing is determined using an index rate plus a weighted average spread.
(4)Non-USD denominated repurchase agreements have been converted into USD for purposes of this disclosure.

Collateralized borrowings under repurchase agreements
The table below presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase agreements during the quarter and the highest balance of any month end during the quarter.

(in thousands)	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q4 2022	2,329,270	2,295,348	2,329,270
Q1 2023	1,959,888	2,094,621	2,371,413
Q2 2023	1,792,366	1,945,290	2,022,433
Q3 2023	1,915,878	1,876,204	1,915,879
Q4 2023	1,952,152	1,889,494	1,952,152
Q1 2024	1,998,132	1,956,153	1,998,132
Q2 2024	2,087,661	2,058,766	2,087,661
Q3 2024	1,882,327	1,971,347	2,049,273
The net decrease in the outstanding balances during the third quarter of 2024 was primarily due to the sale of warehouse loans, partially offset by the collapse of RCMT 2015-2.
Paycheck Protection Program Liquidity Facility borrowings. The Company uses the PPPLF from the Federal Reserve to finance PPP loans. The program charges an interest rate of 0.35%. As of September 30, 2024, we had approximately
$24.2 million outstanding under this credit facility.
Senior Secured Notes and Corporate Debt, Net
The table below presents information about senior secured notes and corporate debt issued through public and private transactions.

(in thousands)	Coupon Rate	Maturity Date	September 30, 2024
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Term loan principal amount(2)	SOFR + 5.50%	4/12/2029	95,000
Unamortized discount - Term loan			(2,598)
Unamortized deferred financing costs - Senior secured notes			(4,713)
Total senior secured notes, net			$437,689
Corporate debt principal amount(3)	5.50%	12/30/2028	110,000
Corporate debt principal amount(4)	6.20%	7/30/2026	104,614
Corporate debt principal amount(4)	5.75%	2/15/2026	206,270
Corporate debt principal amount(5)	6.125%	4/30/2025	120,000
Corporate debt principal amount(6)	7.375%	7/31/2027	100,000
Corporate debt principal amount(7)	5.00%	11/15/2026	100,000
Unamortized discount - corporate debt			(5,016)
Unamortized deferred financing costs - corporate debt			(3,648)
Junior subordinated notes principal amount(8)	SOFR + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(9)	SOFR + 3.10%	4/30/2035	21,250
Total corporate debt, net			$768,470
Total carrying amount of debt			$1,206,159
(1)Interest on the senior secured notes is payable semiannually on April 20 and October 20 of each year.
(2)Interest on the term loan is payable quarterly on January 12, April 12, July 12 and October 12 of each year.
(3)Interest on the corporate debt is payable semiannually on June 30 and December 30 of each year.
(4)Interest on the corporate debt is payable quarterly on January 30, April 30, July 30, and October 30 of each year.
(5)Interest on the corporate debt is payable semiannually on April 30 and October 30 of each year.
(6)Interest on the corporate debt is payable semiannually on January 31 and July 31 of each year.
(7)Interest on the corporate debt is payable semiannually on May 15 and November 15 of each year; assumed as part of the Broadmark Merger.
(8)Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(9)Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.

The table below presents the contractual maturities for senior secured notes and corporate debt.

(in thousands)	September 30, 2024
2024	$—
2025	120,000
2026	760,884
2027	100,000
2028	110,000
Thereafter	131,250
Total contractual amounts	$1,222,134
Unamortized deferred financing costs, discounts, and premiums, net	(15,975)
Total carrying amount of debt	$1,206,159
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
The Term Loan matures on April 12, 2029, and may be drawn at any time on or prior to January 12, 2025, subject to the satisfaction of customary conditions. The Company borrowed $75.0 million in connection with the initial closing of the
Term Loan. On August 19, 2024, the Company borrowed an additional $20.0 million. The Term Loan bears interest on the outstanding principal amount thereof at a rate equal to (a) SOFR plus 5.50% per annum or (b) base rate plus 4.50%
per annum; provided that if at any time the Term Loan is rated below investment grade, the interest rate shall increase to
(x) SOFR plus 6.50% per annum or (y) base rate plus 5.50% per annum until the rating is no longer below investment grade. In connection with the entry into the credit agreement, the Company also agreed to pay certain upfront fees on the initial borrowing date. The Company will also pay, with respect to any unused portion of the Term Loan, a commitment fee of 1.00% per annum.

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
The Debt ATM Agreement
On May 20, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B.
Riley Securities, Inc. (the “Agent”), pursuant to which it may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in
Rule 415 under the Securities Act (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and the Company. No such sales through the Debt ATM
Program were made during the three and nine months ended September 30, 2024 or September 30, 2023, respectively.
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

The table below presents information on the securitization structures and related issued tranches of notes to investors.

(in millions)	Collateral Asset Class	Issuance	Active / Collapsed	Bonds Issued
Trusts (Firm sponsored)
Waterfall Victoria Mortgage Trust 2011-1 (SBC1)	LMM Acquired loans	February 2011	Collapsed	$40.5
Waterfall Victoria Mortgage Trust 2011-3 (SBC3)	LMM Acquired loans	October 2011	Collapsed	143.4
Sutherland Commercial Mortgage Trust 2015-4 (SBC4)	LMM Acquired loans	August 2015	Collapsed	125.4
Sutherland Commercial Mortgage Trust 2018 (SBC7)	LMM Acquired loans	November 2018	Collapsed	217.0
ReadyCap Lending Small Business Trust 2015-1 (RCLT 2015-1)	Acquired SBA 7(a) loans	June 2015	Collapsed	189.5
ReadyCap Lending Small Business Loan Trust 2019-2 (RCLT 2019-2)	Originated SBA 7(a) loans, Acquired SBA 7(a) loans	December 2019	Active	131.0
ReadyCap Lending Small Business Loan Trust 2023-3 (RCLT 2023-3)	Originated SBA 7(a) loans, Acquired SBA 7(a) loans	July 2023	Active	132.0

Real Estate Mortgage Investment Conduits (REMICs)
ReadyCap Commercial Mortgage Trust 2014-1 (RCMT 2014-1)	LMM Originated conventional	September 2014	Collapsed	181.7
ReadyCap Commercial Mortgage Trust 2015-2 (RCMT 2015-2)	LMM Originated conventional	November 2015	Collapsed	218.8
ReadyCap Commercial Mortgage Trust 2016-3 (RCMT 2016-3)	LMM Originated conventional	November 2016	Active	162.1
ReadyCap Commercial Mortgage Trust 2018-4 (RCMT 2018-4)	LMM Originated conventional	March 2018	Active	165.0
Ready Capital Mortgage Trust 2019-5 (RCMT 2019-5)	LMM Originated conventional	January 2019	Active	355.8
Ready Capital Mortgage Trust 2019-6 (RCMT 2019-6)	LMM Originated conventional	November 2019	Active	430.7
Ready Capital Mortgage Trust 2022-7 (RCMT 2022-7)	LMM Originated conventional	April 2022	Active	276.8
Waterfall Victoria Mortgage Trust 2011-2 (SBC2)	LMM Acquired loans	March 2011	Collapsed	97.6
Sutherland Commercial Mortgage Trust 2018 (SBC6)	LMM Acquired loans	August 2017	Active	154.9
Sutherland Commercial Mortgage Trust 2019 (SBC8)	LMM Acquired loans	June 2019	Active	306.5
Sutherland Commercial Mortgage Trust 2020 (SBC9)	LMM Acquired loans	June 2020	Collapsed	203.6
Sutherland Commercial Mortgage Trust 2021 (SBC10)	LMM Acquired loans	May 2021	Active	232.6

Collateralized Loan Obligations (CLOs)
Ready Capital Mortgage Financing 2017– FL1	LMM Originated bridge	August 2017	Collapsed	198.8
Ready Capital Mortgage Financing 2018 – FL2	LMM Originated bridge	June 2018	Collapsed	217.1
Ready Capital Mortgage Financing 2019 – FL3	LMM Originated bridge	April 2019	Collapsed	320.2
Ready Capital Mortgage Financing 2020 – FL4	LMM Originated bridge	June 2020	Collapsed	405.3
Ready Capital Mortgage Financing 2021 – FL5	LMM Originated bridge	March 2021	Active	628.9
Ready Capital Mortgage Financing 2021 – FL6	LMM Originated bridge	August 2021	Active	652.5
Ready Capital Mortgage Financing 2021 – FL7	LMM Originated bridge	November 2021	Active	927.2
Ready Capital Mortgage Financing 2022 – FL8	LMM Originated bridge	March 2022	Active	1,135.0
Ready Capital Mortgage Financing 2022 – FL9	LMM Originated bridge	June 2022	Active	754.2
Ready Capital Mortgage Financing 2022 – FL10	LMM Originated bridge	October 2022	Active	860.1
Ready Capital Mortgage Financing 2023 – FL11	LMM Originated bridge	February 2023	Active	586.0
Ready Capital Mortgage Financing 2023 – FL12	LMM Originated bridge	June 2023	Active	648.6

Trusts (Non-firm sponsored)
Freddie Mac Small Balance Mortgage Trust 2016-SB11	Originated agency multi-family	January 2016	Active	110.0
Freddie Mac Small Balance Mortgage Trust 2016-SB18	Originated agency multi-family	July 2016	Active	118.0
Freddie Mac Small Balance Mortgage Trust 2017-SB33	Originated agency multi-family	June 2017	Active	197.9
Freddie Mac Small Balance Mortgage Trust 2018-SB45	Originated agency multi-family	January 2018	Active	362.0
Freddie Mac Small Balance Mortgage Trust 2018-SB52	Originated agency multi-family	September 2018	Active	505.0
Freddie Mac Small Balance Mortgage Trust 2018-SB56	Originated agency multi-family	December 2018	Active	507.3
Key Commercial Mortgage Trust 2020-S3(1)	LMM Originated conventional	September 2020	Active	263.2
(1)Contributed portion of assets into trust
We used the proceeds from the sale of the tranches issued to purchase and originate LMM and SBA loans. We are the primary beneficiary of all firm sponsored securitizations; therefore they are consolidated in our financial statements.
Contractual Obligations and Off-Balance Sheet Arrangements
Other than the items referenced above, there have been no material changes to our contractual obligations for the three months ended September 30, 2024. Refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and
Results of Operations – Contractual Obligations," in the Company's Form 10-K for further details. As of the date of this
Form 10-Q, we had no off-balance sheet arrangements, other than as disclosed.

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
In certain instances, we consider relevant loan-specific qualitative factors to certain loans to estimate its CECL expected credit losses. We consider loan investments that are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) for which the borrower is experiencing financial difficulty, to be “collateral-
dependent” loans. For such loans that we determine that foreclosure of the collateral is probable, we measure the expected losses based on the difference between the fair value of the collateral (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan as of the measurement date. For collateral-dependent loans that we determine foreclosure is not probable, we apply a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan.
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
Significant judgment is required when evaluating servicing rights for impairment therefore, actual results over time could be materially different. Refer to “Notes to Consolidated Financial Statements, Note 8 – Servicing Rights” included in this Form 10-Q for a more complete discussion of our critical accounting estimates as they pertain to servicing rights impairment.
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
Additionally, non-performing LMM loans are not as interest rate sensitive as performing loans, as earnings on non-
performing loans are often generated from restructuring the assets through loss mitigation strategies and opportunistically disposing of them. Because non-performing LMM loans are short-term assets, the discount rates used for valuation are based on short-term market interest rates, which may not move in tandem with long-term market interest rates.
The table below projects the impact on our interest income and expense for the twelve-month period following
September 30, 2024, assuming an immediate increase or decrease of 25, 50, 75, and 100 basis points in interest rates.

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans	$17,105	$34,219	$51,340	$68,463	$(17,088)	$(34,121)	$(51,052)	$(67,861)
Interest rate swap hedges	1,432	2,865	4,297	5,729	(1,432)	(2,865)	(4,297)	(5,729)
Total	$18,537	$37,084	$55,637	$74,192	$(18,520)	$(36,986)	$(55,349)	$(73,590)
Liabilities:
Secured borrowings	(4,705)	(9,410)	(14,115)	(18,820)	4,705	9,410	14,115	18,820
Securitized debt obligations	(8,265)	(16,529)	(24,794)	(33,059)	8,265	16,529	24,794	33,059
Senior secured notes and corporate debt	(328)	(656)	(984)	(1,313)	328	656	984	1,313
Total	$(13,298)	$(26,595)	$(39,893)	$(53,192)	$13,298	$26,595	$39,893	$53,192
Total Net Impact to Net Interest Income (Expense)	$5,239	$10,489	$15,744	$21,000	$(5,222)	$(10,391)	$(15,456)	$(20,398)
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

Liquidity risk. Liquidity risk arises in our investments and the general financing of our investing activities. It includes the risk of not being able to fund acquisition and origination activities at settlement dates and/or liquidate positions in a timely manner at a reasonable price, in addition to potential increases in collateral requirements during times of heightened market volatility. It also includes risk stemming from PIK interest loans and loan modifications we may grant to borrowers which are intended to minimize our economic loss and to avoid foreclosure or repossession of collateral.
Such modifications may include interest rate reductions, principal forgiveness, term extensions, and other-than-
insignificant payment delay, which may impact our ability to meet potential cash requirements and make us more reliant on financing strategies. Additionally, if we were forced to dispose of an illiquid investment at an inopportune time, we might be forced to do so at a substantial discount to the market value, resulting in a realized loss. We attempt to mitigate our liquidity risk by regularly monitoring the liquidity of our investments in LMM loans, ABS and other financial instruments. Factors such as our expected exit strategy for, the bid to offer spread of, and the number of broker dealers making an active market in a particular strategy and the availability of long-term funding, are considered in analyzing liquidity risk. To reduce any perceived disparity between the liquidity and the terms of the debt instruments in which we invest, we attempt to minimize our reliance on short-term financing arrangements. While we may finance certain investments in security positions using traditional margin arrangements and reverse repurchase agreements, other financial instruments such as collateralized debt obligations, and other longer-term financing vehicles may be utilized to provide us with sources of long-term financing.
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

	September 30, 2024
(in thousands)	Counterparty Rating	Amount of Risk	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
JPMorgan Chase Bank, N.A.	A+/Aa2	$535,789	22	24.0%
Credit Suisse AG	A+/Aa2	$144,514	5	6.5%
Morgan Stanley Bank, N.A.	A+/Aa3	$125,979	8	5.6%
Goldman Sachs Bank	A+/A1	$116,275	5	5.2%
In the table above,
•The counterparty ratings presented are the long-term issuer credit rating as rated by S&P and Moody’s, respectively.
•The amount at risk reflects the difference between the amount loaned through repurchase agreements, including interest payable, and the cash and fair value of the assets pledged as collateral, including accrued interest receivable.
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

Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act, reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company, including its Chief Executive
Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2024. Based on the foregoing, the Company's Chief Executive Officer and Chief
Financial Officer concluded that the Company's disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule
13a-15(f) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Action also seeks reimbursement for litigation expenses and attorneys’ and experts’ fees. On September 13, 2024, the Action was assigned to the Business and Technology Case Management Program of the Circuit Court for Baltimore
City, Maryland. Although the Company is not a defendant in the Action, it is subject to contractual indemnification obligations (conditioned on the satisfaction of various contractual requirements) in connection therewith, including with respect to the defendants’ service as Broadmark directors and provision of services to Broadmark, as applicable. The defendants intend to vigorously defend against the Action.
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
The table below presents purchases of our common stock during the quarter.

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program
July	548		$9.13		—	$42,802,320
August	—		—		—	42,802,320
September	—		—		—	42,802,320
Total	548	(1)	$9.13	(2)	—	$42,802,320
(1)Total shares purchased includes shares of common stock owned by certain of our employees which have been surrendered by them to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock units and other equity awards.
(2)The price paid per share is based on the price of our common stock as of the date of the withholding.
Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of our officers and directors entered into, modified or terminated any “Rule 10b5-1 trading arrangements” or “non-
Rule 10b5-1 trading arrangements” (each as defined in Item 408(c) of Regulation S-K) during the quarter ended
September 30, 2024.
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
Amendment to Warrant Agreement, dated November 14, 2019, by and among Broadmark Realty
Capital Inc., Continental Stock Transfer & Trust Co., and American Stock Transfer & Trust
Company, LLC (incorporated by reference to Exhibit 4.4 to Broadmark Realty Capital Inc.’s Form 8-
K filed with the SEC on November 20, 2019).

4.19	*
Second Amendment to Warrant Agreement, dated November 14, 2019, by and among Broadmark
Realty Capital Inc., Continental Stock Transfer & Trust Co., and American Stock Transfer & Trust
Company, LLC (incorporated by reference to Exhibit 4.5 to Broadmark Realty Capital Inc.’s Form 8-
K filed with the SEC on November 20, 2019).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
READY CAPITAL CORPORATION

Date: November 12, 2024	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board, Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Andrew Ahlborn
Andrew Ahlborn
Chief Financial Officer
(Principal Accounting and Financial Officer)