Form 10-K
period 2024-12-31
Ready Capital Corp
filed 2025-03-03
CIK 1527590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

(212) 257-4600
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	RC	New York Stock Exchange
Preferred Stock, 6.25% Series C Cumulative Convertible, par value $0.0001 per share	RC PRC	New York Stock Exchange
Preferred Stock, 6.50% Series E Cumulative Redeemable, par value $0.0001 per share	RC PRE	New York Stock Exchange
6.20% Senior Notes due 2026	RCB	New York Stock Exchange
5.75% Senior Notes due 2026	RCC	New York Stock Exchange
9.00% Senior Notes due 2029	RCD	New York Stock Exchange
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
Large accelerated filer ☒Accelerated filer ☐Non-accelerated filer ☐Smaller reporting company ☐Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under
Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒   No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an
error to previously issued financial statements.  Yes ☐   No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s
executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐   No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,313.4 million based on the closing sales price of the registrant’s common stock on June 30, 2024 as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The registrant has 163,151,086 shares of common stock, par value $0.0001 per share, outstanding as of February 28, 2025 .
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2025 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS
Except where the context suggests otherwise, the terms “Company,” “we,” “us” and “our” refer to Ready Capital
Corporation and its subsidiaries. We make forward-looking statements in this Annual Report on Form 10-K within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as
amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange
Act”). We intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Forward-looking statements contained in this annual report reflect our current views about future events and are inherently subject to substantial risks and uncertainties, many of which are difficult to predict and beyond our control, that may cause our actual results to materially differ. These forward-looking statements include information about possible or assumed future results of our operations, financial condition, liquidity, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,”
“potential” or other comparable terminology, we intend to identify forward-looking statements, although not all forward-
looking statements may contain such words. Statements regarding the following subjects, among others, may be forward-looking, and the occurrence of events impacting these subjects, or otherwise impacting our business, may cause our financial condition, liquidity and consolidated results of operations to vary materially from those expressed in, or implied by, any such forward-looking statements:
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
•changes in prepayments of our assets;
•our ability to complete the contemplated acquisition of United Development Funding IV (“UDF IV”) and achieve the expected synergies, cost savings and other benefits from the contemplated acquisition of UDF IV.
•risks associated with achieving expected synergies, cost savings and other benefits from recent acquisitions, including the acquisitions of Broadmark Realty Capital Inc. (“Broadmark”), Madison One Capital, M1 CUSO
and Madison One Lender Services (together, “Madison One”), and Funding Circle USA, Inc “Funding Circle”),
and contemplated acquisitions, including the contemplated acquisition of UDF IV, and our increased scale;
•risks related to integrating a construction lending platform into our existing operations and the origination and ownership of construction loans, which are subject to additional risks as compared to loans secured by existing structures or land, following the Broadmark Merger (as defined elsewhere in this Annual Report on Form 10-
K);
•risks associated with the divestiture of our Residential Mortgage Banking segment;
•market, industry and economic trends;
•our ability to compete in the marketplace;
•the availability of attractive risk-adjusted investment opportunities in lower-to-middle-market commercial real estate loans (“LMM”), loans guaranteed by the U.S. Small Business Administration (the “SBA”) under its
Section 7(a) loan program (the “SBA Section 7(a) Program”), government-guaranteed loans focused on the
United States Department of Agriculture (“USDA”), mortgage backed securities (“MBS”), residential mortgage loans and other real estate-related investments that satisfy our investment objectives and strategies;
•general volatility of the capital markets;
•changes in our investment objectives and business strategy;
•the availability, terms and deployment of capital;
•the availability of suitable investment opportunities;
•market developments and actions recently taken and which may be taken by the U.S. Government, including pursuant to policies of the new U.S. administration, the U.S. Department of the Treasury (“Treasury”) and the
Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Federal
National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie
Mac”), the Government National Mortgage Association (“Ginnie Mae”), Federal Housing Administration
(“FHA”) Mortgagee, USDA, U.S. Department of Veterans Affairs (“VA”) and the U.S. Securities and
Exchange Commission (“SEC”);
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
•factors described in this Annual Report on Form 10-K, including those set forth under the captions “Risk
Factors” and “Business”;
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

•geopolitical events such as acts of terrorism, war or other military conflict, and the related impact on macroeconomic conditions; and
•the impact of current or future pandemics and epidemics on our borrowers, the real estate industry and global markets, and on our business and operations, financial condition, results of operations, liquidity and capital resources.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and we caution readers not to place undue reliance on any forward-looking statements. These forward-looking statements apply only as of the date of this Annual
Report on Form 10-K. We are not obligated, and do not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law. Refer to Item
1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of
Operations” of this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (our "Form 10-K").
RISK FACTOR SUMMARY
We are subject to a variety of risks that are inherent to our business, including risks that may prevent us from achieving our business objectives or may adversely affect our financial condition, results of operations and liquidity. The following list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. The risk factor summary should be read together with the more detailed discussion of risks and uncertainties set forth in Item 1A. “Risk Factors” of this Form 10-K.
•We depend on Waterfall and its key personnel for our success and we may not find a suitable replacement for
Waterfall if the management agreement with Waterfall is terminated, or if key personnel leave the employment of Waterfall or otherwise become unavailable to us;
•There are various conflicts of interest in our relationship with Waterfall which could result in decisions that are not in the best interests of our stockholders;
•The termination of the management agreement may be difficult and require payment of a substantial termination fee or other amounts, including in the case of termination for unsatisfactory performance, which may adversely affect our inclination to end our relationship with Waterfall;
•Current or future pandemics and epidemics may adversely affect our borrowers, the real estate industry and global markets, and our business and operations, financial condition, results of operations, liquidity and capital resources;
•The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets;
•We anticipate a significant portion of our investments will be in the form of LMM loans that are subject to risks, such as credit risk;
•Some of the mortgage loans we will originate or acquire are loans made to self-employed borrowers who have a higher risk of delinquency and default, which could have a material and adverse effect on our business, results of operations and financial condition;
•New entrants in the market for LMM loans could adversely impact our ability to acquire such loans at attractive prices and originate such loans at attractive risk-adjusted returns;
•We cannot predict the unintended consequences and market distortions that may stem from far-ranging interventions in the financial system and oversight of financial markets;

•Interest rate fluctuations may adversely affect the level of our net income and the value of our assets and common stock;
•Periods of higher inflation in the U.S. may have an adverse impact on the valuation of our investments;
•Maintenance of our 1940 Act exception imposes limits on our operations;
•Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions and changes in such rules, accounting interpretations or our assumptions could adversely impact our ability to timely and accurately prepare our consolidated financial statements;
•Provisions for credit losses under the Current Expected Credit Loss (“CECL”) model are difficult to estimate;
•Cybersecurity risk and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of the security, confidentiality, or integrity of our Company, employee, customer, or third-party confidential information and/or damage to our reputation or business relationships, any of which could negatively impact our financial results;
•We may seek to sell one of our business segments in an effort to maximize shareholder value, which may adversely affect our Company, our reputation, our results of operations and financial position or our stock price;
•Our board of directors (“Board”) will not approve each investment and financing decision made by Waterfall unless required by our investment guidelines;
•We use leverage as part of our investment strategy, but we do not have a formal policy limiting the amount of debt we may incur, and our Board may change our leverage policy without stockholder consent;
•We may enter into hedging transactions that could expose us to contingent liabilities in the future and adversely impact our financial condition;
•Complying with REIT requirements may force us to liquidate or forego otherwise attractive investments, which could reduce returns on our assets and adversely affect returns to our stockholders;
•The percentage of our assets represented by taxable REIT subsidiaries (“TRSs”) and the amount of our income that we can receive in the form of TRS dividends and interest are subject to statutory limitations that could jeopardize our REIT qualification and could limit our ability to acquire or force us to liquidate otherwise attractive investments; and
•Even if we qualify as a REIT, we may face tax liabilities that reduce our cash flow.

PART I
Item 1. Business
In this Form 10-K, we refer to Ready Capital Corporation and its subsidiaries as “we,” “us,” “our,” or “our Company”
unless we specifically state otherwise or the context indicates otherwise.
General
We are a multi-strategy real estate finance company that originates, acquires, finances, and services LMM loans, SBA loans, residential mortgage loans, construction loans, USDA loans and, to a lesser extent, MBS collateralized primarily by LMM loans, or other real estate-related investments. Our loans range in original principal amounts generally up to
$40 million and are used by businesses to purchase real estate used in their operations or by investors seeking to acquire multi-family, office, retail, mixed use or warehouse properties. Our objective is to provide attractive risk-adjusted returns to our stockholders primarily through dividends. In order to achieve this objective, we continue to grow our investment portfolio and believe that the breadth of our full-service real estate finance platform will allow us to adapt to market conditions and deploy capital to asset classes and segments with the most attractive risk-adjusted returns.
In the fourth quarter of 2023, the Board approved a plan to strategically shift our Company’s core focus to LMM commercial real estate lending and government backed small business loans, which contemplates the disposition of assets and liabilities of our residential mortgage banking activities. Accordingly, as of both December 31, 2024 and
December 31, 2023, our Residential Mortgage Banking segment met the criteria to be classified as held for sale on the consolidated balance sheets, presented as discontinued operations on the consolidated statements of income, and excluded from continuing operations for all periods presented in this Form 10-K. Item 1. “Business” in this Form 10-K has been adjusted to exclude discontinued operations unless otherwise noted. We report our activities in the following two operating segments:
•LMM Commercial Real Estate. We originate LMM loans across the full life-cycle of an LMM property including construction, bridge, stabilized and agency loan origination channels through our subsidiary,
ReadyCap Commercial, LLC (“ReadyCap Commercial”). These originated loans are generally held-for-
investment or placed into securitization structures. As part of this segment, we originate and service multi-
family loan products under the Freddie Mac SBL program. These originated loans are held for sale, and subsequently sold to Freddie Mac. We provide construction and permanent financing for the preservation and construction of affordable housing, primarily utilizing tax-exempt bonds through our subsidiary Red
Stone and its affiliates (“Red Stone”). In addition, we acquire LMM loans as part of our business strategy.
We hold performing LMM loans to term and seek to maximize the value of the non-performing LMM loans acquired by us through borrower-based resolution strategies. We typically acquire non-performing loans at a discount to their unpaid principal balance (“UPB”) when we believe that resolution of the loans will provide attractive risk-adjusted returns.
•Small Business Lending. We acquire, originate and service owner-occupied loans guaranteed by the SBA under the SBA Section 7(a) Program through our subsidiary, ReadyCap Lending, LLC (“ReadyCap
Lending”). We hold an SBA license as one of only 20 non-bank Small Business Lending Companies
(“SBLCs”) and have been granted preferred lender status by the SBA. These originated loans are either held-for-investment, placed into securitization structures, or sold. In addition, we acquire, originate and service USDA loans through our subsidiary, Madison One, as well as originate and service small business loans through our subsidiary iBusiness Funding LLC.
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

Our Manager
We are externally managed and advised by Waterfall, an SEC registered investment adviser. Formed in 2005, Waterfall specializes in acquiring, managing, servicing and financing LMM and residential mortgage loans, as well as asset backed securities (“ABS”) and MBS. Waterfall has extensive experience in performing and non-performing loan acquisition, resolution and financing strategies. Waterfall’s investment committee is chaired by Thomas Capasse, who serves as our
Chief Executive Officer and Chief Investment Officer, and Jack Ross, who serves as our President. Messrs. Capasse and
Ross, who are co-founders of Waterfall, each have over 30 years of experience in managing and financing a range of financial assets, including having executed the first public commercial real estate asset-backed securitization for performing loans and liquidating trusts for non-performing loans purchased from the Resolution Trust Corporation in
1993, through a variety of credit and interest rate environments. Messrs. Capasse and Ross have worked together in the same organization for more than 30 years. They are supported by a team of approximately 160 investment and other professionals with extensive experience in commercial mortgage credit underwriting, distressed asset acquisition and financing, LMM loan originations, commercial property valuation, capital deployment, financing strategies and legal and financial matters impacting our business.
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
Our Investment Strategy and Market Opportunities Across Our Operating Segments
Our investment strategy is to opportunistically expand our market presence and to further grow our LMM securitization capabilities which serve as a source of attractively priced, match-term financing. Capitalizing on our experience in underwriting and managing commercial real estate loans, we have grown our LMM and SBL origination and acquisition capabilities. This is reflected in the growth of our balance sheet; our book value grew from $536 million as of December
31, 2017 to approximately $1.9 billion as of December 31, 2024, a 22% compound annual growth rate (“CAGR”). As such, we have become a full-service real estate finance platform and we believe that the breadth of our business allows us to adapt to market conditions and deploy capital in our asset classes with the most attractive risk-adjusted returns.
Our acquisition strategy complements our origination strategy by increasing our market intelligence in potential origination geographies, providing additional data to support our underwriting criteria and offering securitization market insight for various product offerings. The proprietary database on the causes of borrower default, loss severity, and market information that we developed from our LMM loan acquisition experience has served as the basis for the development of our LMM and SBL loan origination programs. Additionally, our origination strategy complements our acquisition strategy by providing additional captive refinancing options for our borrowers and further data to support our investment analysis while increasing our market presence with potential sellers of LMM assets.
The table below presents information with respect to our two business segments.

	December 31, 2024
(in thousands, except personnel)	LMM Commercial Real Estate	Small Business Lending
Coordinating Affiliate/ Manager	Waterfall, ReadyCap Commercial and Red Stone	ReadyCap Lending, Madison One and iBusiness
Strategy	LMM loan originations and acquisitions	SBA and USDA loan originations, acquisitions and servicing
Gross Assets	$8,058,707	$1,427,281
Loan Portfolio Allocation	84.7%	15.3%
Equity Allocation	88.9%	9.7%
Distributable Earnings	$29,779	$57,066
Distributable Earnings Allocation	29.8%	57.1%
Personnel	118	357
The commercial mortgage market is largely bifurcated by loan size between “large balance” loans and LMM loans.
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
The table below presents our historical pre-tax income(loss), net income(loss) to assets, distributable earnings and return on equity for each of the years ended December 31, 2022, 2023 and 2024. See “Management’s Discussion and Analysis
of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income to distributable earnings.

HISTORICAL PRE-TAX INCOME (LOSS) ($ millions)	NET INCOME (LOSS) TO ASSETS (%)

DISTRIBUTABLE EARNINGS ($ millions)	RETURN ON EQUITY (%)

Our Loan Portfolio
As of December 31, 2024, our loan portfolio was $8.5 billion (excluding PPP loans) and was comprised of 8,422 loans diversified across 50 states and Europe, 97% of which were secured by senior liens and the remaining 3% of which were secured by subordinated liens.

The table below presents a summary of our loan assets.

		December 31, 2024
(in thousands)	Segment	UPB	% of Total	Carrying Value	% of Total
Bridge	LMM Commercial Real Estate	$5,413,832	60.0%	$5,160,410	60.4%
Fixed rate	LMM Commercial Real Estate	891,675	9.9	885,417	10.4
Construction	LMM Commercial Real Estate	952,045	10.5	787,668	9.2
Freddie Mac	LMM Commercial Real Estate	35,931	0.4	36,248	0.4
Other	LMM Commercial Real Estate and Small Business Lending	390,992	4.3	370,650	4.3
SBA - 7(a)	Small Business Lending	1,347,106	14.9	1,309,443	15.3
Total		$9,031,581	100.0%	$8,549,836	100.0%
In the table above,
•The loan carrying value includes loan assets of consolidated variable interest entities (“VIEs”) and is net of allowance.
•Loans with the “Other” classification are generally LMM acquired loans that have nonconforming characteristics for the Fixed rate, Bridge, Construction, or Freddie Mac classifications due to loan size, rate type, collateral or borrower criteria.
•Real estate, held for sale loans and mortgage servicing rights (“MSR”) are excluded.
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
LMM Commercial Real Estate
As noted above, our LMM Commercial Real Estate segment consists of our LMM loan originations and acquisitions.
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
We originate LMM commercial loans generally ranging in initial principal amount of between $500,000 and $40 million, and typically with an average duration of approximately two to six years at origination. Our originations focus on first mortgage loans which provide conventional LMM mortgage financing for the full life-cycle of LMM properties nationwide through the following programs and allocate capital across four products:
•Construction. Origination of loans and ownership of construction and pre-construction development loans that typically have a short-term maturity profile.
•Bridge. Loans for the acquisition of properties requiring more substantial expenditures for stabilization, secured by multifamily, office, retail, mixed use or warehouse properties. The loans are generally interest-
only and have a typical initial maturity profile of two to four years.
•Fixed rate. Loans for the acquisition or refinancing of stabilized properties secured by multifamily, office, retail, mixed use or warehouse properties. The loans are typically amortizing and have maturities of five to
20 years.
•Freddie Mac. Origination of loans in initial principal amounts ranging from $1 million to $7.5 million secured by multifamily properties under the Freddie Mac SBL program and loans for developers/owners of multi-family affordable rental housing utilizing streamlined tax-exempt and taxable financing solutions.
We sell qualifying loans to Freddie Mac, which, in turn, sells such loans to securitization structures.

The following table summarizes the loan features by product types.
As of December 31, 2024, we have originated approximately $19.1 billion in LMM loans since Ready Capital’s inception. As of December 31, 2024, the loans we originated had a 24.2% CAGR since inception in 2013 based on origination volume.
The chart below summarizes our annual LMM loan originations since 2022.

We finance our LMM loans primarily through term-match securitizations.
The table below summarizes our originated LMM loan securitization activities.

					December 31, 2024
(in millions)	Asset Class	Issuance	Bonds Issued	Weighted Average Debt Cost	Outstanding Balance
RCMT 2014-1	LMM Originated conventional	September 2014	$181.7	3.2%	$—
RCMT 2015-2	LMM Originated conventional	November 2015	218.8	4.0%	—
FRESB 2016-SB11	Originated agency multi-family	January 2016	110.0	2.8%	13.7
FRESB 2016-SB18	Originated agency multi-family	July 2016	118.0	2.2%	12.7
RCMT 2016-3	LMM Originated conventional	November 2016	162.1	3.4%	25.9
FRESB 2017-SB33	Originated agency multi-family	June 2017	197.9	2.6%	41.3
RCMF 2017-FL1	LMM Originated bridge	August 2017	198.8	L+139 bps	—
FRESB 2018-SB45	Originated agency multi-family	January 2018	362.0	2.8%	103.9
RCMT 2018-4	LMM Originated conventional	March 2018	165.0	3.8%	60.5
RCMF 2018-FL2	LMM Originated bridge	June 2018	217.1	L+121 bps	—
FRESB 2018-SB52	Originated agency multi-family	September 2018	505.0	2.9%	223.5
FRESB 2018-SB56	Originated agency multi-family	December 2018	507.3	3.6%	259.6
RCMT 2019-5	LMM Originated conventional	January 2019	355.8	4.1%	103.6
RCMF 2019-FL3	LMM Originated bridge	April 2019	320.2	L+133 bps	—
RCMT 2019-6	LMM Originated conventional	November 2019	430.7	3.2%	218.5
RCMF 2020-FL4	LMM Originated bridge	June 2020	405.3	L+290 bps	—
KCMT 2020-S3	LMM Originated conventional	September 2020	263.2	5.3%	238.0
RCMF 2021-FL5	LMM Originated bridge	March 2021	628.9	SOFR+140 bps	193.9
RCMF 2021-FL6	LMM Originated bridge	August 2021	652.5	SOFR+120 bps	315.7
RCMF 2021-FL7	LMM Originated bridge	November 2021	927.2	SOFR+150 bps	597.4
RCMF 2022-FL8	LMM Originated bridge	March 2022	1,135.0	SOFR+250 bps	809.0
RCMT 2022-7	LMM Originated conventional	April 2022	276.8	4.1%	262.7
RCMF 2022-FL9	LMM Originated bridge	June 2022	754.2	SOFR+341 bps	469.9
RCMF 2022-FL10	LMM Originated bridge	October 2022	860.1	SOFR+326 bps	718.6
RCMF 2023-FL11	LMM Originated bridge	February 2023	586.0	SOFR+277 bps	425.2
RCMF 2023-FL12	LMM Originated bridge	June 2023	648.6	SOFR+314 bps	421.7
Total			$11,188.2	6.1%	$5,515.3
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
We expect to continue to source LMM loan originations through the following loan origination channels:
•Direct and indirect lending relationships. We generate loan origination leads directly through our relationships with commercial real estate brokers, bank loan officers and mortgage brokers that refer leads to our loan officers. To a lesser extent, we also source loan leads through commercial real estate realtors, trusted advisors such as financial planners, lawyers, and certified public accountants and through direct-to-the-borrower transactions.
•Other direct origination sources. From time to time, we may enter into strategic alliances and other referral programs with servicers, sub-servicers, strategic partners and vendors targeted at the refinancing of LMM loans.
LMM Acquisitions. Our LMM Commercial Real Estate segment also includes our acquired loans generally acquired through mergers and acquisitions as well as  non-performing LMM loans acquired by us through proprietary loan reperformance programs.
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
The table below presents our acquired loan securitization activities.

					December 31, 2024
(in millions)	Asset Class	Issuance	Bonds Issued	Weighted Average Debt Cost	Outstanding Balance
WVMT 2011-SBC1	LMM Acquired Loans - NPL	February 2011	$40.5	7.0%	$—
WVMT 2011-SBC2	LMM Acquired Loans	March 2011	97.6	5.1%	—
WVMT 2011-SBC3	LMM Acquired Loans - NPL	October 2011	143.4	6.4%	—
SCML 2015-SBC4	LMM Acquired Loans - NPL	August 2015	125.4	4.0%	—
SCMT 2017-SBC6	LMM Acquired Loans	August 2017	154.9	3.5%	10.2
SCMT 2018-SBC7	LMM Acquired Loans	November 2018	217.0	4.7%	—
SCMT 2019-SBC8	LMM Acquired Loans	June 2019	306.5	2.9%	116.4
SCMT 2020-SBC9	LMM Acquired Loans	June 2020	203.6	3.7%	—
SCMT 2021-SBC10	LMM Acquired Loans	May 2021	232.6	1.6%	76.8
Total			$1,521.5	3.8%	$203.4
LMM Asset Management Strategy. Originated LMM loans held in our portfolio had a UPB of $6.8 billion and carrying value of $6.7 billion as of December 31, 2024. Such loans represented approximately 76% of the UPB and 78% of the carrying value of our total loan portfolio. Acquired LMM loans held in our portfolio had a UPB of $0.8 billion and carrying value of $0.7 billion as of December 31, 2024. Such loans represented approximately 9% of the UPB and 9% of the carrying value of our total loan portfolio.
When monitoring and assessing the credit quality of our loan portfolio, we bifurcate the loan portfolio into two categories (i) Core and (ii) Non-Core. The Core portfolio generally consists of loans which we expect to hold to maturity and generate a competitive return. The Non-Core portfolio generally consists of loans where the primary focus is near-
term liquidation and reinvestment of the equity into core assets. Core LMM loans held in our portfolio had a UPB of
$6.1 billion and a carrying value of $6.0 billion as of December 31, 2024. Such loans represented approximately 67% of the UPB and 70% of the carrying value of our total loan portfolio. Non-Core LMM loans held in our portfolio had a
UPB of $1.6 billion and a carrying value of $1.3 billion as of December 31, 2024. Such loans represented approximately
18% of the UPB and 15% of the carrying value of our total loan portfolio. We seek to maximize the value of Non-Core non-performing LMM loans through through the use of property sales, note sales or foreclosure sales.
The table below presents information on our LMM loan portfolio by delinquency status.

	December 31, 2024
(in thousands)	Core UPB	Core Carrying Value (1)	Non-Core UPB	Non-Core Carrying Value (1)
Current	$5,825,024	$5,768,422	$1,171,987	$943,418
30 - 59 days past due	111,449	95,058	9,010	9,010
60+ days past due	130,014	122,528	407,819	290,151
Bankruptcy / Foreclosure	—	—	10,215	8,447
Total	$6,066,487	$5,986,008	$1,599,031	$1,251,026
(1) Includes loan assets of consolidated VIEs and is net of allowance.
Small Business Lending
We acquire, originate, and service owner-occupied loans guaranteed by the SBA under the SBA Section 7(a) Program through ReadyCap Lending’s license, one of only 20 licensed non-bank SBLCs. In addition, we acquire, originate and service USDA loans through our subsidiary, Madison One, as well as originate and service small business loans through our subsidiary iBusiness Funding LLC. Only banks and approved non-bank lenders are eligible to originate loans in the
SBA Section 7(a) Program, resulting in a highly fragmented market. We believe investor demand for pass-through securities backed by the guaranteed portions of SBA Section 7(a) Program loans has been strong because the principal and interest payments are guaranteed by the full faith and credit of the U.S. Government. For this reason, we believe that
SBA participating lenders that have sold the guaranteed portions of SBA Section 7(a) Program loans in recent years have been able to recognize attractive gains.
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
The SBA Section 7(a) Program is the SBA’s primary program for providing financing for start-up and existing small businesses. The SBA typically guarantees 75% of qualified loans over $150,000 and 85% of qualified loans under
$150,000. While the eligibility requirements of the SBA Section 7(a) Program vary depending on the industry of the borrower and other factors, the general eligibility requirements include the following: (i) gross sales of the borrower cannot exceed size standards set by the SBA (e.g., $40.0 million for limited service hospitality properties) or, alternatively, average net income cannot exceed $5.0 million for the most recent two fiscal years and tangible net worth of the borrower must be less than $15.0 million, (ii) desired credit is not available for non-federal, non-state, or non-local government sources without SBA assistance, (iii) the borrower must be a U.S. citizen or legal permanent resident and
(iv) the maximum aggregate SBA loan guarantees to a borrower and its affiliates cannot exceed $3.75 million.
SBA Section 7(a) Program key features include:
•The use of proceeds on fixed assets, working capital, real estate, business start-up costs, purchase an existing business or refinancing business debt.
•Maximum loan amount of $5 million;
•Real estate loans have a 25 year maturity while all other loan purposes have a ten year maturity;
•Interest rates are negotiated between applicant and lender and are subject to maximums. The current maximums are i) For loans of $50,000 or less: Prime Rate plus 6.50% ii) For loans of $50,001 to $250,000: Prime Rate plus
6.00% iii) For loans of $250,001 to $350,000: Prime Rate plus 4.50% iv) For loans of $350,001 and greater:
Prime Rate plus 3.00%;
•The guaranty fee is based on the loan’s maturity and dollar amount guaranteed. The lender initially pays the guaranty fee and has the option to pass the expense on to the borrower at closing. For loans with a maturity of
12 months or less, the upfront guaranty fees are: i) For loans of $1,000,000 or less: 0.00% ii) For loans greater than $1,000,000: 0.25% of the guaranteed portion. For loans with a maturity that exceeds 12 months, the upfront guaranty fees are: i) For loans of $1,000,000 or less: 0.00% ii) For loans of $1,000,001 to $5,000,000:
3.50% of the guaranteed portion of the loan up to and including $1,000,000 plus 3.75% of the guaranteed portion of the loan over $1,000,000;
•The annual service fee will be i) For loans of $500,000 and less: 0.00% ii) For loans of $500,001 to $1,000,000:
0.17% of the guaranteed portion of the outstanding balance of the loan iii) For loans of $1,000,001 up to and including $5,000,000: 0.55% of the guaranteed portion of the outstanding balance of the loan; and
•A personal guarantee is required from all owners of 20% or more of the equity of the business. Lenders can require personal guarantees of owners with less than 20% ownership.

The illustration below presents our return on equity related to the SBA Section 7(a) Program generated through the retained yield on the unguaranteed principal balance and sale premium and retained servicing on the guaranteed principal balance.

75% Guaranteed	Guaranteed portion sold at premium. (Premiums over 10% are split 50/50 with SBA)	or	Guaranteed portion sold at par
25% Unguaranteed & Retained

Interest income is earned on the retained portion of the loan	The premium paid by purchaser is immediate income to us. A 1% annual servicing fee is retained.		When sold at par, service fee will be in excess of 1.0% and all of the fee is retained.
We have originated approximately $3.5 billion in Small Business Lending (“SBL”) loans since our program’s inception in mid-2015.
The table below presents our SBL loan portfolio by delinquency status.

	December 31, 2024
(in thousands)	UPB	% of Total	Carrying Value (1)	% of Total
Current	$1,277,013	93.5%	$1,249,454	95.2%
30 - 59 days past due	28,156	2.1	27,214	2.1
60+ days past due	60,894	4.5	36,312	2.8
Total	$1,366,063	100.0%	$1,312,980	100%
(1) Includes loan assets of consolidated VIEs and is net of allowance.
The table below presents information on our sales of originated SBA Section 7(a) Program loans.

(in thousands)	Proceeds Received for Sale of Guaranteed Portion of Loans	UPB Sold	Net Proceeds	Weighted Average Sales Premium (1)
Q1 2022	$67,257	$60,323	$6,934	11.5%
Q2 2022	109,287	99,827	9,460	9.5
Q3 2022	105,351	97,025	8,326	8.6
Q4 2022	109,874	101,956	7,918	7.8
Q1 2023	81,315	74,252	7,063	9.5
Q2 2023	106,825	97,879	8,946	9.1
Q3 2023	98,868	90,965	7,903	8.7
Q4 2023	107,273	98,525	8,748	8.9
Q1 2024	149,303	135,392	13,911	10.3
Q2 2024	189,471	170,663	18,808	11.0
Q3 2024	280,341	254,285	26,056	10.2
Q4 2024	232,678	210,718	21,960	10.4
Total	$1,637,843	$1,491,810	$146,033	9.8%
(1)Weighted average sales premiums are net after sharing any premiums above 10% with the SBA
The table below presents our securitization activities on the unguaranteed retained portion of our SBA Section 7(a)
Program loans.

					December 31, 2024
(in millions)	Asset Class	Issuance	Bonds Issued	Weighted Average Debt Cost	Outstanding Balance
RCLT 2015-1	SBA 7(a) Loans	June 2015	$189.5	Lesser of L+125 bps or Prime-150 bps	$—
RCLT 2019-2	SBA 7(a) Loans	December 2019	131.0	SOFR+250 bps	18.2
RCLT 2023-3	SBA 7(a) Loans	July 2023	132.0	Lesser of 30 day Avg SOFR or Prime+0.07%	101.0

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
Our financing agreements require us to maintain a debt-to-equity leverage ratio at certain levels. The amount of leverage we may employ for particular assets will depend upon the availability of particular types of financing and Waterfall's assessment of the credit, liquidity, price volatility and other risks of those assets and financing counterparties. We currently target a total debt-to-equity leverage ratio between 4:1 to 4.5:1 and a recourse debt-to-equity leverage ratio between 1.5:1 to 2:1. We believe that these target leverage ratios are conservative for these asset classes and exemplify the conservative levels of borrowings we intend to use over time. We intend to use leverage for the primary purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. We may, however, be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements that we may enter into in the future, and we may be subject to margin calls as a result of its financing activity.
As of December 31, 2024, we had a total leverage ratio of 3.8x and recourse leverage ratio of 1.3x. Our operating segments have different levels of recourse debt according to the differentiated nature of each segment. Our LMM
Commercial Real Estate and Small Business Lending segments have recourse leverage ratios of 0.4x and 0.1x, respectively. The remaining recourse leverage ratio is from our corporate debt offerings.
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
COMPETITION
We compete with numerous regional and community banks, specialty-finance companies, savings and loan associations and other entities, and we expect that others may be organized in the future. Additional REITs and other institutions may increase competition for the available supply of LMM and SBL assets suitable for purchase, which may cause the price for such assets to rise. Additionally, greater originations and supply of LMM and SBL loans by our competitors may result in a reduction of interest rates on these loans. In the face of this competition, we expect Waterfall’s professionals and their industry expertise to provide us a competitive advantage in sourcing transactions and help us assess acquisition and origination risks and determine appropriate pricing for potential assets. Additionally, we believe that we are currently one of only a handful of active market participants in the secondary LMM loan market. Due to the special servicing expertise needed to effectively manage these assets, the small size of each loan, the uniqueness of the real properties that collateralize the loans and the need to bring residential mortgage credit analysis into the underwriting process, we expect a restrained competitive demand for these assets. We seek to manage credit risk through our loan-
level pre-origination or pre-acquisition due diligence and underwriting processes, which aims to mitigate the amount of potential realized losses. However, we may not be able to achieve our business goals or expectations due to competitive risks. For additional information concerning these competitive risks, see “Item 1A - Risk Factors – Risks Related to Our
Business – New entrants in the market” for risks related to LMM loans that could adversely impact our ability to acquire loans at attractive prices and originate LMM loans at attractive risk-adjusted returns.
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
•Adopting a Code of Ethics, which covers a wide range of business practices and procedures, that applies to our officers, directors, employees, if any, and independent contractors, to Waterfall and Waterfall’s officers and employees, and to any of our affiliates or affiliates of Waterfall, and such affiliates’ officers and employees, who provide services to us or Waterfall with respect to our Company. Covered persons may raise, on a confidential basis, potential violations of the Code of Ethics with the Chief Compliance Officer (as defined in the Code of Ethics).
•Implementing a whistleblowing policy for accounting and auditing matters that sets forth procedures by which any covered persons may raise, on a confidential basis, concerns regarding, among other things, any questionable or unethical accounting, internal accounting controls or auditing matters with our Audit
Committee.
•Adopting an Insider Trading Policy for Trading in the Securities of our Company (the “Insider Trading
Policy”), that governs the purchase or sale of our securities by any of our directors, officers, and associates (as defined in the Insider Trading Policy), if any, and independent contractors, as well as officers and employees of
Waterfall and our officers, employees and affiliates, and that prohibits any such persons from buying or selling our securities on the basis of material non-public information.
HUMAN CAPITAL MANAGEMENT
We are managed by Waterfall pursuant to the management agreement. Our Chief Financial Officer, Chief Operating
Officer and Chief Credit Officer are dedicated exclusively to us, along with several of Waterfall’s accounting professionals and an information technology professional who are also dedicated primarily to us. We or Waterfall may in the future hire additional personnel that may be dedicated to our business. Waterfall is not obligated under the management agreement to dedicate any of its personnel exclusively to our business, other than our Chief Financial
Officer and an accounting professional, nor is it or its personnel obligated to dedicate any specific portion of its or their time to our business. Accordingly, with the exception of our Chief Financial Officer, Chief Operating Officer and Chief
Credit Officer, our executive officers are not required to devote any specific amount of time to our business. We are responsible for the costs of our own employees. In our recruitment efforts, we strive to have a diverse group of candidates to consider for roles and aim to both attract and retain exceptionally skilled employees though a culture designed to foster and encourage performance, integrity, and inclusion. Waterfall and our Company invest heavily in developing and supporting our employees throughout their careers and are committed to ensuring that they are engaged both professionally and socially as we believe our people are the foundation of our success. We encourage the professional development of our employees through regular in-person trainings and online learning resources and strive to maintain a work environment that fosters professionalism, high standards of business ethics, teamwork and cooperation. As of December 31, 2024, the Company had 475 full-time employees, excluding employees related to our discontinued operations. The majority of our Company’s employees are employed by our Company’s subsidiaries. We do not have, or expect to have, our own employees, as our management team is designated by Waterfall. Our corporate headquarters are located at 1251 Avenue of the Americas, 50th Floor, New York, NY 10020, and our telephone number is (212) 257-4600.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Set forth below are the name, age, positions with our Company and Waterfall and certain biographical information for our executive officers and other key personnel.
Thomas E. Capasse, 67 is our Chairman of the Board, Chief Executive Officer and Chief Investment Officer. He is a
Manager and co-founder of Waterfall. Prior to founding Waterfall, Mr. Capasse managed the principal finance groups at
Greenwich Capital from 1995 until 1997, Nomura Securities from 1997 until 2001, and Macquarie Securities from 2001 until 2004. Mr. Capasse has significant and long-standing experience in the securitization market as a founding member of Merrill Lynch’s ABS Group (1983 – 1994) with a focus on MBS transactions (including the initial Subprime
Mortgage and Manufactured Housing ABS) and experience in many other ABS sectors. Mr. Capasse began his career as a fixed income analyst at Dean Witter and Bank of Boston. Mr. Capasse received a Bachelor of Arts degree in
Economics from Bowdoin College in 1979.
Jack J. Ross, 67 is our President and a member of our Board. He is a Manager and co-founder of Waterfall. Prior to founding Waterfall in January 2005, Mr. Ross was the founder of Licent Capital, a specialty broker/dealer for intellectual property securitization. From 1987 until 1999, Mr. Ross was employed by Merrill Lynch where he managed the real estate finance and ABS groups. Mr. Ross began his career at Drexel Burnham Lambert where he worked on several of the early ABS transactions and at Laventhol & Horwath where he served as a senior auditor. Mr. Ross received a Master of Business Administration degree in Finance with distinction from the University of Pennsylvania’s Wharton School of
Business in 1984 and a Bachelor of Science degree in Accounting, cum laude, from the State University of New York at
Buffalo in 1978.
Andrew Ahlborn, 41 is our Chief Financial Officer. Mr. Ahlborn joined Waterfall in 2010 and was previously our
Controller. Prior to joining Waterfall, he worked in Ernst & Young, LLP's Financial Services Office. Mr. Ahlborn
received a Bachelor of Science degree in Accounting from Fordham University's Gabelli School of Business and a
Master of Business Administration through Columbia Business School. He is a licensed Certified Public Accountant in
New York.
Gary T. Taylor, 65 is our Chief Operating Officer. Prior to joining our Company, Mr. Taylor served as President and
Chief Operating Officer of Newtek Business Credit from May 2015 to March 2019. From 2013 to 2015, Mr. Taylor was
Managing Director at Brevet Capital Management, and before that he was Chief Operating Officer of CIT Small
Business Lending from 2007 to 2013. Earlier in his career, Mr. Taylor held numerous roles within the financial services industry including Lehman Brothers, Moody's Investors Service, AT&T Capital Corporation, Resolution Trust
Corporation, First Chicago Bank & Trust, and Chase Manhattan Bank. Mr. Taylor received a Bachelor of Science degree, with Honors, in Business from Florida A&M University.

Adam Zausmer, 47 is our Chief Credit Officer. Prior to joining Waterfall in 2013, Mr, Zausmer was a Senior
Underwriter with JPMorgan Chase’s Commercial Term Lending business. Prior to JPMorgan Chase, he was a Vice
President on the Credit Risk Management team at Credit Suisse. Mr. Zausmer began his career as a Management
Associate within Citigroup’s Global Shared Services division and transitioned to the Residential Real Estate business as a Senior Credit Risk Analyst. Mr. Zausmer received a Bachelor of Science degree in Business Administration from the
University of Buffalo in 1999 and a Master of Science degree in Real Estate from New York University in 2007.
RECENT DEVELOPMENTS
On November 29, 2024, the Company entered into a definitive merger agreement with UDF IV, a real estate investment trust providing capital solutions to residential real estate developers and regional homebuilders. Upon completion of the merger, the Company is expected to have a pro forma equity capital base in excess of $2.2 billion. Under the terms of the merger agreement, UDF IV will be permitted to distribute $75 million of cash on its pre-closing balance sheet to its shareholders prior to the transaction closing (the “Pre-Closing Distribution”), representing value distributed by UDF IV to its shareholders of up to $2.44 per share. Following such distribution, as part of the merger consideration, each common share of beneficial interest of UDF IV (a "UDF IV share") will then be converted into 0.416 shares (the
“Exchange Ratio”) of Ready Capital common stock, with UDF IV shareholders receiving a total of approximately 12.8 million shares of Ready Capital common stock. The Exchange Ratio was negotiated to reflect an adjustment for the expected Pre-Closing Distribution, as well as other valuation adjustments. Based on Ready Capital’s closing share price on November 29, 2024, the implied value of the Ready Capital shares expected to be issued in connection with this closing is approximately $94 million or $3.07 per UDF IV share. At closing, UDF IV shareholders are expected to own approximately 7% of Ready Capital’s outstanding shares. In addition, as part of the merger consideration, UDF IV shareholders will be entitled to receive 0.416 contingent value rights per UDF IV share, representing the potential right to receive additional stock consideration after closing. The transaction is expected to close in the first half of 2025, subject to the approval of UDF IV shareholders and other customary closing conditions.
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
Risks Related to Our Business
Difficult conditions in the mortgage, residential and commercial real estate markets, or in the financial markets and the economy generally, including market volatility, inflation and geopolitical tensions, may cause us to experience market losses related to our holdings, and there is no assurance that these conditions will improve in the near future.
Our results of operations are materially affected by conditions in the mortgage market, the residential and commercial real estate markets, the financial markets and the economy generally. Difficult market conditions, as well as inflation,

energy costs, geopolitical issues, health epidemics and outbreaks of contagious diseases, unemployment and the availability and cost of credit, can contribute to increased volatility and diminished expectations for the economy and markets. The U.S. mortgage market has been severely affected by changes in the lending landscape and has experienced defaults, credit losses and significant liquidity concerns, and there is no assurance that these conditions have fully stabilized or that existing conditions will not worsen. Disruptions in mortgage markets negatively impact new demand for real estate. Further, disruptions in the broader financial markets, including the occurrence of unforeseen or catastrophic events such as the effects of widespread health emergencies, geopolitical tensions or terrorist attacks, could adversely affect our business and operations. Any such disruption could adversely impact our ability to raise capital, cause increases in borrower defaults and decreases in the value of our assets, cause continued interest rate volatility and movements that could make obtaining financing or refinancing our debt obligations more challenging or more expensive, and could lead to operational difficulties that could impair our ability to manage our business. A deterioration of the
LMM or LMM ABS markets or the broader financial markets may cause us to experience losses related to our assets and to sell assets at a loss. Our profitability may be materially adversely affected if we are unable to obtain cost effective financing. A continuation or increase in the volatility and deterioration in the LMM and LMM ABS markets as well as the broader financial markets may adversely affect the performance and fair market values of our LMM loan and LMM
ABS assets and may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.
Periods of higher inflation in the U.S. may have an adverse impact on the valuation of our investments.
Many factors, including heightened competition for workers, supply chain issues, the relocation of foreign production and manufacturing businesses to the U.S., increased tariffs, and rising energy and commodity prices could lead to increasing wages and other economic inputs and result in higher than normal inflation. Inflation can negatively impact the profitability of real estate assets with long-term leases that do not provide for short-term rent increases or that provide for rent increases with a lower annual percentage increase than inflation. Continued levels of inflation, particularly at higher levels, may have an adverse impact on the valuation of our investments.
We anticipate a significant portion of our investments will be in the form of LMM loans that are subject to risks, such as credit risk.
A loan is considered to be performing if the borrower is current on all contractual payments due for principal and interest during the most recent 90 days. We consider a loan to be non-performing if the borrower does not meet the criteria of a performing loan. Non-performing LMM loans are subject to increased risks of credit loss for a variety of reasons, including, the underlying property is too highly-leveraged or the borrower has experienced financial distress. Non-
performing LMM loans may require a substantial amount of workout negotiations and/or restructuring, which may divert our attention from other activities and entail, among other things, a substantial reduction in the interest rate or capitalization of past due interest. However, even if restructurings are successfully accomplished, risks still exist that borrowers will not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity. Additional risks inherent in the acquisition of non-performing LMM loans include undisclosed claims, undisclosed tax liens that may have priority, higher legal costs and greater difficulties in determining the value of the underlying property.
As of December 31, 2024, the average loan-to-value (“LTV”) on the originated portfolio was 68.3%. The weighted average LTV of our acquired loans was 80.4% as of December 31, 2024. LTV is calculated by dividing the current carrying amount by the most recent collateral value received. The most recent value for performing loans is often the third-party as-is valuation utilized during the original underwriting process. If such LMM loans with higher LTV ratios become delinquent, we may experience greater credit losses compared to lower-leveraged properties. Additional risks inherent in the acquisition of delinquent LMM loans include undisclosed claims, undisclosed tax liens that may have priority, higher legal costs and greater difficulties in determining the value of the underlying property.
Disruptions in the financial and banking sectors may adversely impact our access to capital and our cost of borrowing, which could adversely affect us, our business or our results of operations.
We finance the acquisition of a significant portion of our commercial and residential mortgage loans, MBS and other assets with our repurchase agreements, credit facilities, and other financing agreements. Disruptions and uncertainty in the financial and banking sectors, including due to regional bank failures or decreased consumer confidence in the banking system, may hinder our ability to access capital on reasonable terms or at all. The U.S. and global financial and banking sectors have at times experienced periods of increased turmoil and volatility and may experience similar periods of disruption in the future due to factors beyond our control. Such periods of increased turmoil and volatility may adversely impact liquidity in the financial markets and make financings less attractive or, in some cases, unavailable. If our financing counterparties become capital constrained, tighten their lending standards or become insolvent, they may be unable or unwilling to fulfill their commitments to us. Although our financing counterparties are primarily large national banks, a material disruption to the banking system and financial markets could result in liquidity issues across the sector, which could adversely impact our access to capital and our cost of borrowing and adversely affect us, our business or our results of operations.
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
Changing market conditions may make it more difficult to analyze potential investment opportunities for our portfolio of assets.
Our success will depend, in part, on our ability to effectively analyze potential acquisition and origination opportunities in order to assess the level of risk-adjusted returns that we should expect from any particular investment. To estimate the value of a particular asset, we may use historical assumptions that may or may not be appropriate during a declining real estate market or contractions in the general economy. To the extent that we use historical assumptions that are inappropriate under current market conditions, we may overpay for an asset or acquire an asset that it otherwise might not acquire, which could have a material and adverse effect on our results of operations and our ability to make distributions to our stockholders.
In addition, as part of our overall portfolio risk management, we will analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our portfolio of assets. In conducting our analysis, we will depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. Disruptions in the mortgage market or other developments may change the way that prepayment trends respond to interest rate changes, which may adversely affect our ability to assess the market value of our portfolio of assets, implement our hedging strategies or implement techniques to reduce our prepayment rate volatility. If our estimates prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates or prepayments, we may incur losses that could materially and adversely affect our financial condition, results of operations and our ability to make distributions to our stockholders.
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
•facing difficulties in integrating these properties with our existing business operations;
•incurring costs to carry, and in some cases make repairs or improvements, which results in additional expenses and requires additional liquidity that could exceed our original estimates and impact our operating results;
•being unable to realize sufficient amounts from sales of the properties to avoid losses;

•being unable to sell properties, which are not liquid assets, in a timely manner, or at all, when we need to increase liquidity;
•properties being acquired with one or more co-owners (called tenants-in-common) where development or sale requires written agreement or consent by all; without timely agreement or consent, we could suffer a loss from being unable to develop or sell the property;
•maintaining occupancy of the properties;
•controlling operating expenses;
•coping with general and local market conditions;
•complying with changes in laws and regulations pertaining to taxes, use, zoning and environmental protection;
•possible liability for injury to persons and property;
•possible uninsured losses related to environmental events such as earthquakes, floods or mudslides; and
•possible liability for environmental remediation.
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
We are exposed to fluctuations in foreign currency exchange rates, particularly with respect to the Euro and the Pound
Sterling (“GBP”). Any significant change in the value of the currencies of the countries in which we do business could have a material adverse effect on our business, financial condition and results of operations. For example, geopolitical tensions and changes in monetary policies have caused increased volatility in global currency exchange rates that have resulted in the strengthening of the U.S. dollar against the foreign currencies in which we conduct business. We currently hold, and may acquire in the future, investments that are denominated in GBP and EURs (including loans secured by assets located in the United Kingdom or Europe), as well as equity interests in real estate properties located in Europe.
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
Our loans are generally secured by multifamily, office, retail, mixed use, commercial or warehouse properties and are subject to risks of delinquency, foreclosure and loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-
producing property typically is primarily dependent upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be adversely affected by, but not limited to, the following:
•tenant mix;
•success of tenant businesses;
•property management decisions;
•property location, condition and design;
•competition from comparable types of properties;
•changes in national, regional or local economic conditions and/or specific industry segments;
•declines in regional or local real estate values;
•declines in regional or local rental or occupancy rates;
•increases in interest rates, real estate tax rates and other operating expenses;
•costs of remediation and liabilities associated with environmental conditions;
•the potential for uninsured or underinsured property losses;
•changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and
•acts of God, terrorism, pandemics and other health crises and natural disasters, social unrest and civil disturbances.
When a borrower experiences significant financial difficulties impacting the borrower’s ability to repay a loan, we may in certain situations grant concessions for a period of time to such borrowers that we would not otherwise consider.
These modified terms may include interest rate reductions, principal forgiveness, term extensions, other-than-
insignificant payment delay and payment in Paid-In-Kind (“PIK”) interest rather than cash interest payments. Such modified terms are intended to minimize our economic loss and to avoid foreclosure or repossession of collateral. These loan modifications may impact our liquidity and make us more reliant upon financing strategies to meet potential cash requirements. For a detailed discussion of our loan modifications, see “Notes to Consolidated Financial Statements, Note

6 – Loans and Allowance for Credit Losses” included in Item 8, “Financial Statements and Supplementary Data,” in this
Form 10-K.
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
Current or future pandemics and epidemics may adversely affect our borrowers, the real estate industry and global markets, and our business and operations, financial condition, results of operations, liquidity and capital resources.
Current or future outbreaks of highly infectious diseases could materially and adversely impact the value of our assets, our business, financial condition and results of operations and cash flows, and both our and Waterfall’s ability to operate successfully. Such outbreaks and the actual and potential restrictions intended to prevent and mitigate such outbreaks could impact our business in the following ways:
•to the extent the value of commercial real estate declines, which would also likely negatively impact the value of the loans we own, we could become subject to additional margin calls under our repurchase agreements;
•our ability to continue to satisfy any additional margin calls from our lenders and to the extent we are unable to satisfy any such margin calls, any acceleration of our indebtedness, increase in the interest rate on advanced funds, termination of our ability to borrow funds from them, or foreclosure by our lenders on our assets;
•difficulty accessing debt and equity capital on attractive terms, or at all;
•a severe disruption and instability in the financial markets or deteriorations in credit and financing conditions may jeopardize the solvency and financial wherewithal of counterparties with whom we do business, including our borrowers and could affect our or our counterparties’ ability to make regular payments of principal and interest and our ability to recover the full value of our loan, thus reducing our earnings and liquidity;
•unavailability of information, resulting in restricted access to key inputs used to derive estimates and assumptions made in connection with evaluating our loans for impairments and establishing allowances for loan losses;
•our ability to remain in compliance with the financial covenants under our borrowings, including in the event of impairments in the value of the loans we own;
•disruptions to the efficient function of our operations because of, among other factors, any inability to access short-term or long-term financing for the loans we make;
•to the extent we elect or are forced to reduce our loan origination activities; and
•effects of legal and regulatory responses to concerns about such outbreaks, which could result in additional regulation or restrictions affecting the conduct of our business.
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
We are an approved Freddie Mac seller/servicer. As an approved seller/servicer, we are required to conduct certain aspects of our operations in accordance with applicable policies and guidelines published by Freddie Mac and we are required to pledge a certain amount of cash to Freddie Mac to collateralize potential obligations to it. Freddie Mac performed an audit during 2024 and as a result of that audit, ReadyCap Commercial and Red Stone received an overall assessment of Satisfactory. Failure to maintain our status as an approved seller/servicer would mean we would not be able to sell mortgage loans to Freddie Mac, could result in us being required to re-purchase loans previously sold to
Freddie Mac, or could otherwise restrict our business and investment options and could harm our business and expose us to losses or other claims. Freddie Mac may, in the future, require us to hold additional capital or pledge additional cash or assets in order to maintain approved seller/servicer status, which, if required, would adversely impact our financial results. Loans sold to Freddie Mac that may be required to be re-purchased as of December 31, 2024 included 61 loans with a combined unpaid principal balance of $203.2 million.
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
The assets acquired from a group of privately held, real estate structured finance opportunities funds, with a focus on construction lending (collectively, the “Mosaic Funds”) in a series of mergers (the “Mosaic Mergers”) and the assets acquired from Broadmark in the Broadmark Merger, respectively, consisted in large part of construction loans.
Construction loans are subject to additional risks as compared to loans secured by existing structures or land. Of the loans we held as of December 31, 2024, 5.3% were more than 60 days delinquent and 17.9% of those loans were acquired as a result of the Mosaic Mergers and the Broadmark Merger. Construction budgets may be unrealistic or unforeseen variables may arise, prolonging the development and increasing the costs of the construction project, which may delay the borrower’s ability to sell or rent the finished property, which would be the source of funds for repayment of the loan. While we expect to have reasonable procedures in place to manage construction funding loans, there can be no certainty that we will not suffer losses on construction loans. In addition, if a builder fails to complete a project, we may be required to complete the project. Any such default could result in a substantial increase in costs in excess of the original budget and delays in completion of the project. As described elsewhere in this Form 10-K, certain of our construction loans pay PIK interest which is computed at the contractual rate specified in each loan agreement and added to the principal balance of the loan, rather than these loans paying cash interest payments. This may impact our liquidity and our ability to comply with the terms of our existing financing facilities and make us more reliant upon new financing facilities which may not be available on attractive terms.
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
•we may not have exclusive control over the investment or the joint venture, which may prevent us from taking actions that are in our best interest and could create the potential risk of creating impasses on decisions, such as with respect to acquisitions or dispositions;
•joint venture agreements often restrict the transfer of a partner’s interest or may otherwise restrict our ability to sell the interest when we desire and/or on advantageous terms;
•joint venture agreements may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling its interest to that partner;

•a partner may, at any time, have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals;
•a partner may be in a position to take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT and our exemption from registration under the 1940 Act;
•a partner may fail to fund its share of required capital contributions or may become bankrupt, which may mean that we and any other remaining partners generally would remain liable for the joint venture’s liabilities;
•our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the applicable joint venture agreements and, in such event, we may not continue to own or operate the interests or investments underlying such relationship or may need to purchase such interests or investments at a premium to the market price to continue ownership;
•disputes between us and a partner may result in litigation or arbitration that could increase our expenses and prevent Waterfall and our officers and directors from focusing their time and efforts on our business and could result in subjecting the investments owned by the joint venture to additional risk; or
•we may, in certain circumstances, be liable for the actions of a partner, and the activities of a partner could adversely affect our ability to qualify as a REIT or maintain our exclusion from registration under the 1940 Act, even though we do not control the joint venture.
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
Some of our LMM loan and ABS assets may be rated by Moody’s Investors Service (“Moody’s”), Standard & Poor’s, or
Fitch Ratings (“Fitch”). Any credit ratings on our LMM loans and ABS assets are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. Rating agencies may assign a lower than expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our LMM loans and ABS assets in the future.
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
On August 1, 2023, Fitch downgraded the U.S. government’s sovereign credit rating to AA+, down one notch from its highest rating of AAA, citing the country’s growing debt obligations, deterioration in governance and political polarization. On November 10, 2023, Moody’s lowered the U.S. government’s credit rating outlook from “stable” to
“negative”. Concerns related to political turmoil, federal borrowing and the federal budget deficit have increased the possibility of future credit rating downgrades and economic slowdowns in the U.S. The downgrades by Fitch and
Moody’s, and any future downgrades by Fitch, Moody’s or other ratings agencies, could affect the terms or stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio, and could result in our counterparties requiring additional collateral for our borrowings. Further, increased instability in political and financial market conditions could result in higher interest rates and a reduction in the availability of credit, increasing our borrowing costs. If we cannot acquire, make or sell government-guaranteed or other loans, we may generate less interest income and fewer origination fees, our ability to generate gains on sales of loans may decrease and our loan acquisitions, originations and results of operations may be adversely affected.
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
Our ability to acquire and originate LMM loans and manage any related interest rate risks and credit risks is critical to our success and is highly dependent upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. For example, we will rely on our proprietary database to track and maintain all loan performance and servicing activity data for loans in our portfolio. This data is used to manage the portfolio, track loan performance, develop and execute asset disposition strategies. In addition, this data is used to evaluate and price new investment opportunities. Some of these systems will be located at our facility and some will be maintained by third-
party vendors. Any significant interruption in the availability and functionality of these systems could harm our business.
In the event of a systems failure or interruption by our third-party vendors, we will have limited ability to affect the timing and success of systems restoration. If such interruptions continue for a prolonged period of time, it could have a material and adverse impact on our business, results of operations and financial condition.
Cybersecurity risk and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of the security, confidentiality, or integrity of our Company, employee, customer, or third-
party confidential information and/or damage to our reputation or business relationships, any of which could negatively impact our financial results.
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
Further, the SEC requires public companies to disclose any material cybersecurity incident affecting them on a Current
Report on Form 8-K within four business days of determining that such a material cybersecurity incident has occurred, and to disclose on an annual basis any material information regarding their cybersecurity risk management, strategy and governance. If we fail to comply with these requirements, we could incur regulatory fines and our reputation, business, financial condition and results of operations could be harmed.
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
We may be unable to integrate prior or future acquisitions successfully and realize the anticipated synergies and other expected benefits of such acquisitions on the anticipated timeframe or at all.
We have completed a number of acquisitions in the past that we believed presented revenue, profit and cost-saving synergy opportunities and we continue to consider potential acquisitions from time to time. However, there can be no assurance a contemplated acquisition will be completed, and this uncertainty could cause some third parties with whom we do business to delay or defer decisions regarding entering into contracts or loan agreements or otherwise conducting business with us, or to seek to change or cancel existing business relationships with us, any of which could negatively affect our revenues, earnings, cash flows and expenses, regardless of whether the contemplated acquisition is completed.
Additionally, the integration of past and future acquisitions, including the contemplated acquisition of UDF IV, may require the devotion of significant management attention and resources. Past and potential difficulties we may encounter in the integration process include, but are not limited to, the following:
•the complexities of combining companies with different histories and portfolio assets;
•the difficulties or delays in redeploying the capital acquired in connection with an acquisition into the target assets of the combined company;
•potential unknown liabilities and unforeseen increased expenses, delays or conditions associated with an acquisition; and
•performance shortfalls as a result of the diversion of management’s attention caused by completing an acquisition and integrating the companies’ operations.
For all these reasons, you should be aware that it is possible that the integration process could result in the disruption of our Company’s ongoing business or inconsistencies in our operations, services, standards, controls, policies and procedures, any of which could adversely affect our ability to deliver investment returns to stockholders, to maintain relationships with our key stakeholders and employees, to achieve the anticipated benefits of an acquisition, or otherwise materially and adversely affect our business and financial results.
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
•the risk that a divestiture may not be completed in the expected time frame or at all;
•disruption of our management’s attention from ongoing business operations due to a proposed or pending divestiture;
•the acceptance of a less than favorable sales price or other terms of sale;
•the potential loss of key personnel or operations;
•adverse reactions from our borrowers, lenders or other counterparties, or those of the divested business segment;

•the risk of litigation or other judicial or administrative proceedings arising from the divestiture; and
•negative reactions from market analysts and adverse impacts on our stock price.
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
The departure of any of the executive officers or key personnel of Waterfall could have a material adverse effect on our performance. In addition, we offer no assurance that Waterfall will remain our manager or that we will continue to have access to Waterfall’s principals and professionals. The current term of our management agreement runs through October
31, 2025 and, unless terminated in accordance with its terms, our management agreement will automatically renew for a successive one-year term on each anniversary thereafter. If the management agreement is terminated and no suitable replacement is found to manage our Company, we may not be able to execute our business plan.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Incentive Distribution
Payable to Waterfall” included in this Form 10-K.
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
Mortgage loans also are subject to various other federal laws, including, among others:
•the Equal Credit Opportunity Act of 1974, as amended, and Regulation B promulgated thereunder, which prohibit discrimination on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act of 1968, as amended, in the extension of credit;
•the Truth in Lending Act, as amended (“TILA”) and Regulation Z promulgated thereunder, which both require certain disclosures to the mortgagors regarding the terms of residential loans;
•the Real Estate Settlement Procedures Act, as amended (“RESPA”) and Regulation X promulgated thereunder, which (among other things) prohibit the payment of referral fees for real estate settlement services (including mortgage lending and brokerage services) and regulate escrow accounts for taxes and insurance and billing inquiries made by mortgagors;
•the Americans with Disabilities Act of 1990, as amended, which, among other things, prohibits discrimination on the basis of disability in the full and equal enjoyment of the goods, services, facilities, privileges, advantages or accommodations of any place of public accommodation;

•the Fair Credit Reporting Act of 1970, as amended, and Regulation V promulgated thereunder, which regulates the use and reporting of information related to the borrower’s credit history;
•the Consumer Financial Protection Act, enacted as part of the Dodd-Frank Act, which (among other things)
created the CFPB and gave it broad rulemaking, supervisory and enforcement jurisdiction over mortgage lenders and servicers, and proscribes any unfair, deceptive or abusive acts or practices in connection with any consumer financial product or service;
•the Fair Debt Collection Practices Act, which prohibits a debt collector from using abusive, unfair or deceptive practices to collect debts;
•the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, under which residential mortgage loan originators employed by financial institutions, must register with the Nationwide Mortgage Licensing
System and Registry, obtain a unique identifier from the registry, and maintain their registration in order to originate residential mortgage loans;
•the Home Equity Loan Consumer Protection Act of 1988, which requires additional disclosures and limits changes that may be made to the loan documents without the mortgagor’s consent, and restricts a mortgagee’s ability to declare a default or to suspend or reduce a mortgagor’s credit limit to certain enumerated events;
•the Depository Institutions Deregulation and Monetary Control Act of 1980, which pre-empts certain state usury laws;
•the Dodd-Frank Act, including as described above;
•the Service Members Civil Relief Act, as amended, which provides relief to borrowers who enter into active military service or who were on reserve status but are called to active duty after the origination of their mortgage loans;
•the Right to Financial Privacy Act, which, among other requirements, imposes a duty to maintain confidentiality of consumer financial records;
•the Fair Housing Act of 1968, which, among other things, prohibits discrimination on the basis of race, religion, sex, disability, family status, and national origin;
•the Home Mortgage Disclosure Act, which requires certain financial institutions to publicly disclose information about home mortgages; and
•the Alternative Mortgage Transaction Parity Act of 1982, which pre-empts certain state lending laws which regulate alternative mortgage transactions.
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
GMFS is a seller/servicer approved to sell residential mortgage loans to Freddie Mac, Fannie Mae, the Housing and
Urban Development (“HUD”)/ FHA, the USDA, and the VA and failure to maintain its status as an approved seller/
servicer could harm our business.
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
Risks Related to Our SBL Business
We may encounter risks associated with originating or acquiring SBA and other government guaranteed loans.
We will originate SBA loans and sell the guaranteed portion of such SBA loans into the secondary market. These sales may result in collecting cash premiums, creating a stream of future servicing spread or both. There can be no assurance that we will originate these loans, that a secondary market will exist or that we will realize premiums upon the sale of the guaranteed portion of these loans. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s preferred lender status. If we lose our status as a preferred lender, we may lose some or all of our customers to lenders who are SBA preferred lenders, and as a result we could experience a material adverse effect on our financial results.
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
In addition, we originate and service USDA guaranteed loan products through our subsidiary, Madison One. These originated loans are either held-for-investment, placed into securitization structures, or sold. The origination and servicing of these loans are subject to similar risks associated with the origination and servicing of SBA loans as described above. The laws, regulations and standard operating procedures that are applicable to SBA and USDA loan products may change at any time. Because government regulation greatly affects our business and financial results, changes in the laws, regulations and procedures applicable to SBA and USDA loans could adversely affect our ability to operate profitably.
A government shutdown or curtailment of the government-guaranteed loan programs could cut off an important segment of our business, and may adversely affect our SBA loan program acquisitions, our SBA and USDA loan program originations and our results of operations.
Although the SBA program has been in existence since 1953, there can be no assurance that the federal government will maintain the SBA program, or that it will continue to guarantee loans at current levels. In addition, the SBA or USDA may change their rules for loans or Congress or the new U.S. administration may adopt legislation that could have the effect of discontinuing or changing these programs. If we cannot acquire, make or sell government-guaranteed loans, we may generate less interest income, fewer origination fees, and our ability to generate gains on sale of loans may decrease.

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
Our lending business could be materially and adversely affected by circumstances or events limiting the availability of funds for SBA and USDA loan programs. A government shutdown occurred in October 2013 and December 2018, which affected the ability of entities to originate SBA and USDA loans because Congress failed to approve a budget which in turn eliminated the availability of funds for these programs. A similar government shutdown could occur in the future, which may affect our ability to originate government-guaranteed loans and to sell the government-guaranteed portions of those loans in the secondary market. A government shutdown may adversely affect our SBA loan program acquisitions, our SBA and USDA loan originations and our results of operations.
Risks Related to Financing and Hedging
We use leverage as part of our investment strategy, but we do not have a formal policy limiting the amount of debt we may incur. Our Board may change our leverage policy without stockholder consent.
We will use prudent leverage to increase potential returns to our stockholders. For information on our committed and outstanding financing arrangements see “Item 7. Management’s Discussion and Analysis of Financial Condition and
Results of Operations — Liquidity and Capital Resources” included in this Form 10-K. Over time, as market conditions change, we plan to use these and other borrowings. The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that market conditions prevent us from leveraging our assets or cause the cost of our financing to increase relative to the income that can be derived from the assets acquired. Our financing costs will reduce cash available for distribution to stockholders. We may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. A decrease in the value of our assets that are subject to repurchase agreement financing may lead to margin calls that we will have to satisfy. We may not have the funds available to satisfy any such margin calls and may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses. The satisfaction of any such margin calls may reduce cash flow available for distribution to our stockholders. Any reduction in distributions to our stockholders may cause the value of our common stock to decline.
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
operations.

The transition away from the London interbank offered rate (“LIBOR”) to alternative reference rates may adversely impact our borrowings and assets.
Following their publication on June 30, 2023, no settings of LIBOR continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. As such, all of our outstanding
LIBOR-based borrowings and assets were converted to alternative interest rates, including the Secured Overnight
Financing Rate (“SOFR”). SOFR is a relatively new reference rate and has a very limited history. The future performance of SOFR cannot be predicted based on its limited historical performance. Since the initial publication of
SOFR in April 2018, changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates, such as U.S. dollar LIBOR. We and other market participants have less experience understanding and modeling
SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. As a result, the consequences of the phase-out of LIBOR cannot be entirely predicted at this time.
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
These restrictive covenants and operating restrictions could have a material adverse effect on our operating results, cause us to lose our REIT status, restrict our ability to finance or securitize new originations and acquisitions, force us to liquidate collateral and negatively affect the market price of our common stock and our ability to pay dividends. For further information on these covenants see “Item 7. Management’s Discussion and Analysis of Financial Condition and
Results of Operations — Liquidity and Capital Resources” included in this Form 10-K.
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
We may use credit facilities together with other borrowings structured as repurchase agreements to finance our assets. If the market value of the assets pledged or sold by us under a repurchase agreement borrowing to a financing institution declines, we will normally be required by the financing institution to pay down a portion of the funds advanced, but we may not have the funds available to do so, which could result in defaults. Repurchase agreements that we may use in the future may also require us to provide additional collateral if the market value of the assets pledged or sold by us to a financing institution declines. Posting additional collateral to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. In the event we do not have sufficient liquidity to meet such requirements, financing institutions can accelerate repayment of our indebtedness, increase interest rates, liquidate our collateral or terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection. For further information on our repurchase agreements see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of
Operations — Liquidity and Capital Resources” included in this Form 10-K.
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
The change of control provisions in our senior secured notes, corporate debt and related indentures could make it more difficult or more expensive for a third-party to acquire our Company. If a merger, acquisition, tender offer or other takeover attempt involving our Company by a third-party constitutes a change of control under the related indentures, we, ReadyCap Holdings, LLC (“ReadyCap Holdings”), or RCC Merger Sub, LLC may be required to offer to repurchase all of our senior secured notes and corporate debt. As a result, our obligations under our senior secured notes and corporate debt could increase the cost of acquiring our Company or otherwise discourage a third party from acquiring our Company.
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
Hedging may fail to protect or could adversely affect us because, among other things:
•interest rate, currency and/or credit hedging can be expensive and may result in us receiving less interest income;
•available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;
•the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value and any downward adjustments or “mark-to-market” losses would reduce earnings or stockholders’ equity;
•the market value of derivatives used for hedging may decrease from time to time, which may require us to deliver additional margin to our counterparties;
•the amount of income that a REIT may earn from non-qualifying hedging transactions (other than through
TRSs) to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;
•the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•the hedging counterparty owing money in the hedging transaction may default on its obligation to pay; and
•the duration of the hedge may not match the duration of the related liability.
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
In particular, the Dodd-Frank Act requires certain derivatives, including certain interest rate swaps, to be executed on a regulated market and cleared through a central counterparty. Unlike uncleared swaps, the counterparty for the cleared swaps is the clearing house, which reduces counterparty risk. However, cleared swaps require us to appoint clearing brokers and to post margin in accordance with the clearing house’s rules, which has resulted in increased costs for cleared swaps over uncleared swaps. Regulators have also mandated margin requirements with respect to uncleared swaps under certain circumstances. These rules require us to post margin for uncleared swaps with swap dealers. The margin for both cleared and uncleared swaps will generally be limited to cash and certain types of securities. These requirements may increase the costs of hedging and induce us to change or reduce our use of hedging transactions.
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
federal corporate income tax rate on any “excess inclusion income” arising from a taxable mortgage pool that is allocable to the percentage of our shares held in record name by “disqualified organizations,” which are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from tax on unrelated business taxable income. To the extent that common stock owned by “disqualified organizations” is held in record name by a broker/
dealer or other nominee, the broker/dealer or other nominee would be liable for the U.S. federal corporate income tax on the portion of our excess inclusion income allocable to the common stock held by the broker/dealer or other nominee on behalf of the disqualified organizations. Disqualified organizations may own our stock. Because this tax would be imposed on us, all of our investors, including investors that are not disqualified organizations, will bear a portion of the tax cost associated with the classification of us or a portion of our assets as a taxable mortgage pool. A regulated investment company, or “RIC”, or other pass-through entity owning our common stock in record name will be subject to tax at the highest corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations. We have engaged in certain securitization transactions that are treated as taxable mortgage pools for U.S.
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
Accordingly, stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a stockholder sells the shares it receives as a dividend in order to pay such tax, the sale proceeds may be less than the amount included in income with respect to the dividend. Moreover, in the case of a taxable distribution of shares of our stock with respect to which any withholding tax is imposed on a non-
U.S. stockholder, we may have to withhold or dispose of part of the shares in such distribution and use such withheld shares or the proceeds of such disposition to satisfy the withholding tax imposed.

Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risks will generally be excluded from gross income for purposes of the 75% and 95% gross income tests if (i) the instrument (A) hedges interest rate risk or foreign currency exposure on liabilities used to carry or acquire real estate assets or (B) hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests, or (C)
hedges an instrument described in clause (A) or (B) for a period following the extinguishment of the liability or the disposition of the asset that was previously hedged by the hedged instrument, and (ii) such instrument is properly identified under applicable Treasury Regulations. Any income from other hedges would generally constitute non-
qualifying income for purposes of both the 75% and 95% gross income tests. As a result, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS, which could increase the cost of our hedging activities or result in greater risks associated with interest rate or other changes than we would otherwise incur.
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
Prior to the REIT formation transactions, our operating partnership had accounted for its interest in certain LMM securitizations as an interest in a single debt instrument for U.S. federal income tax purposes. In connection with the
REIT formation transactions, the predecessor to our operating partnership was treated as terminated for U.S. federal income tax purposes, and our operating partnership was treated as a new partnership that acquired the assets of such predecessor for U.S. federal income tax purposes. Beginning with such transactions, our operating partnership has properly accounted for our interests in these securitizations as interests in the underlying loans for U.S. federal income tax purposes. Since we did not have complete information regarding the tax basis of each of the loans held by our operating partnership at the time of the REIT formation transactions, our computation of taxable income with respect to these interests could be subject to adjustment by the IRS. If any such adjustment would be significant in amount, the resulting redetermination of our gross income for U.S. federal income tax purposes could cause us or our predecessor to the ZAIS Financial merger (“Pre-Merger Sutherland”) to fail to satisfy the gross income tests, which could cause us to fail to qualify as a REIT. In addition, if any such adjustment resulted in an increase to our or Pre-Merger Sutherland's
REIT taxable income, we could be required to pay a deficiency dividend in order to maintain our REIT qualification.
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
Many of our interest rate hedge agreements were linked to U.S. dollar LIBOR. We may have had to renegotiate such
LIBOR-based instruments to replace references to LIBOR. Under applicable law, certain modifications of terms of
LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. Finalized Treasury Regulations, effective March 7, 2022, treat certain modifications that would have been taxable events under previous law as non-taxable events. The Treasury Regulations also permit REMICs to make certain modifications without losing REMIC qualification. The Treasury Regulations do not discuss REIT-specific issues of modifications to LIBOR-based instruments. We have attempted to migrate to a post-
LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we were successful.
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
•“business combination" provisions of the MGCL that, subject to limitations, prohibit certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of our then outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, impose fair price and/or supermajority stockholder voting requirements on these combinations;
•"control share" provisions of the MGCL that provide that a holder of "control shares" of a Maryland corporation
(defined as shares which, when aggregated with all other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of issued and outstanding "control shares") has no voting rights with respect to such shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and personnel who are also directors; and

•"unsolicited takeover" provisions of the MGCL that permit our Board, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not yet have.
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
•actual receipt of an improper benefit or profit in money, property or services; or
•a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.
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
Additionally, any equity securities or convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in our Company.
We cannot assure our ability to pay distributions in the future.
To maintain our qualification as a REIT and generally not be subject to U.S. federal income tax, we intend to make regular quarterly distributions to holders of our common stock out of legally available funds. Our current policy is to distribute our net taxable income to our stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid corporate income tax. We expect to continue our current distribution practices in the future, but our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this Form
10-K. All distributions will be made at the discretion of our Board and will depend on our earnings, financial condition, debt covenants, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and other factors as our Board may deem relevant from time to time. We may not be able to make distributions in the future, and our Board may change our distribution policy in the future. We believe that a change in any one of the following factors, among others, could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:
•the profitability of the assets we hold or acquire;
•our ability to make profitable acquisitions;
•margin calls or other expenses that reduce our cash flow;
•defaults in our asset portfolio or decreases in the value of our portfolio; and
•the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We recognize the importance of implementing and maintaining robust cybersecurity measures designed to safeguard the confidentiality, integrity and availability of our data and systems. We seek to prevent or reduce risks by providing a prompt, effective, and skillful response to cybersecurity threats. As a critical component of our overall risk management process, we have adopted a framework that shares existing methodologies, reporting channels and governance processes to identify, assess, manage and report cybersecurity threats on an ongoing basis. This risk management process is led by our Incident Response Team (“IRT”), which is led by the Company’s Chief Technical Officer and the Head of
Infrastructure, and supported by the Chief Financial Officer, Chief Executive Officer and Chief Investment Officer, and
General Counsel. The IRT is responsible for assessing and managing cybersecurity risks, subject to the oversight of our
Board. In particular, our Head of Infrastructure is an experienced information technology professional with over 20 years of experience in the industry, including oversight of our cybersecurity department. Certain members of the IRT report to our Board on a quarterly basis regarding the external threat environment, steps taken by us to address and mitigate cybersecurity risks as well as updates on our readiness to prevent, detect, respond and recover from a potential cybersecurity incident (“Incident”). We conduct due diligence prior to engaging third-party service providers that have access to our networks, systems, and/or customer or employee data. Third-party service providers are required to comply with our policies regarding information security and are contractually required to meet all legal and regulatory obligations. The Board reviews IRT reports, practices relating to information technology, information security, cybersecurity, disaster recovery, business continuity, data privacy and data governance; and the Board monitors compliance with regulatory requirements and industry standards.
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
Further discussion of the potential impacts on our business from cyber intrusions is provided in “Risk Factors” in Part I,
Item 1A of this Form 10-K.
Item 2. Properties
Our principal executive offices are located at 1251 Avenue of the Americas, 50th Floor, New York, New York, 10020,
in an office space leased by our Manager as part of our management agreement. For our Small Business Lending segment, we use the office of ReadyCap Lending located at 200 Connell Drive, Suite 4000, Berkeley Heights, New
Jersey, 07922, the office of Madison One located at 9375 East Shea Boulevard, Suite 100, Scottsdale, Arizona, 85260,
the office of Funding Circle located at 85 2nd Street, San Francisco, California, 94105, and the office of iBusiness
Funding LLC, located at 110 Southeast 6th Street, Suite 700, Fort Lauderdale, Florida, 33301. We use our principal executive offices and the three offices of Red Stone located at 666 Old Country Road, Suite 603, Garden City, New
York, 11530, 350 Fifth Avenue, Suite 4830, New York, New York, 10118 and 750 Main Street, Suite 202, Mendota
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
The Action also seeks reimbursement for litigation expenses and attorneys’ and experts’ fees. On September 13, 2024, the Action was assigned to the Business and Technology Case Management Program of the Circuit Court for Baltimore
City, Maryland. Thereafter, on December 10, 2024, the defendants moved to dismiss the operative complaint. Although the Company is not a defendant in the Action, it is subject to contractual indemnification obligations (conditioned on the satisfaction of various contractual requirements) in connection therewith, including with respect to the defendants’
service as Broadmark directors and provision of services to Broadmark, as applicable. The defendants intend to vigorously defend against the Action.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
Market Information
Our common stock is listed for trading on the NYSE under the symbol “RC”.

Holders
As of February 28, 2025, we had 806 registered holders of our common stock. The holders of record include Cede &
Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.
Dividends
We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended
December 31, 2013. U.S. federal income tax law requires that a REIT distribute annually dividends equal to at least 90%
of its REIT taxable income, excluding net capital gains and determined without regard to the dividends paid deduction, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. Our current policy is to pay distributions, which will allow us to satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income tax on our undistributed income. Although we may borrow funds to make distributions, cash for such distributions is expected to be largely generated from our consolidated statements of income. Dividends are declared and paid at the discretion of our Board and depend on cash available for distribution, financial condition, our ability to maintain our qualification as a REIT, and such other factors that our Board may deem relevant. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and
Results of Operations,” of this Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends.
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
The following graph is a comparison of the cumulative total stockholder return on our shares of common stock, the
Standard & Poor’s 500 Index (the “S&P 500 Index”) and a Competitor Composite Average, a peer group index from
October 31, 2016 to December 31, 2024.

Total Return Performance
300
280
260
240
220
200
180
160
140
120
100
10/31/2016
2016
2017
2018
2019
2020
2021
2022
2023
2024
RC
S&P 500
Competitor Composite Average

	As of the period ended	As of December 31,
Index	October 31, 2016	2016	2017	2018	2019	2020	2021	2022	2023	2024
RC	100.0	100.4	124.9	125.8	155.3	147.0	206.5	165.3	173.0	130.5
S&P 500	100.0	105.3	125.7	117.9	152.0	176.7	224.2	180.6	224.3	279.5
Competitor Composite Average	100.0	100.6	115.0	125.3	169.9	160.7	203.5	165.4	204.0	194.8
In the table above:
•Total return performance presents our common stock during the two months ended December 31, 2016 and each of the fiscal years ended December 31, 2017 through 2024, reflecting the post-merger prices of our common stock.
•Details shall not be deemed, under the Securities Act or the Exchange Act, to be (i) “soliciting material” or
“filed” or (ii) incorporated by reference by any general statement into any filing made by the Company with the
SEC, except to the extent that the Company specifically incorporates such stock performance graph and table by reference.
•It is assumed that $100 was invested on October 31, 2016 in shares of common stock of Ready Capital
Corporation (previously Sutherland Asset Management Corporation), the S&P 500 Index, and each of the companies’ shares of common stock included in the Competitor Composite Average and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted.
•The Competitor Composite Average is a measure of the total return performance of mortgage REIT competitors based on actual share prices of the following companies: Blackstone Mortgage Trust Inc. (BXMT), Starwood
Property Trust, Inc. (STWD), Ares Commercial Real Estate Corporation (ACRE), Apollo Commercial Real
Estate Finance Inc. (ARI), Arbor Realty Trust, Inc. (ABR), and Ladder Capital Corporation (LADR).
Securities Authorized For Issuance Under Equity Compensation Plans
The information required by this item is set forth under Item 12 of Part III of this Form 10-K and is incorporated herein by reference.
Purchases of Equity Securities By the Issuer and Affiliated Purchasers
Share Repurchase Program
On June 1, 2023, our Board approved a new share repurchase program, replacing the previous program, authorizing, but not obligating, the repurchase of up to $100.0 million of our common stock. On January 16, 2025, our Board approved a new share repurchase program, replacing the previous program, authorizing, but not obligating the repurchase of up to
$150.0 million of our common stock. Repurchases under the stock repurchase programs may be made at management’s discretion from time to time on the open market, in privately negotiated transactions or otherwise, in each case subject to compliance with all Securities and Exchange Commission rules and other legal requirements and may be made in part under one or more Rule 10b5-1 and Rule 10b-18 plans, which permit stock repurchases at times when we might otherwise be precluded from doing so. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors.
The table below presents purchases of our common stock during the quarter.

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program
October	—		$—		—	$42,802,320
November	—		—		—	42,802,320
December	5,843,463		7.35		5,821,219	—
Total	5,843,463	(1)	$7.35	(2)	5,821,219	$—
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
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Contractual Obligations and Off-Balance Sheet Arrangements
•Critical Accounting Estimates
The following discussion should be read in conjunction with our consolidated financial statements and accompanying
Notes included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K. The discussion and analysis of our financial condition and results of operations is for the year ended December 31, 2024 compared with the year ended December 31, 2023. Discussions of our financial condition and results of operations for the year ended
December 31, 2023 compared with the year ended December 31, 2022 that have been omitted under this item can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission on February 28, 2024.
In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. See “Forward-
Looking Statements” and “Critical Accounting Estimates” in this Form 10-K for certain other factors that may cause actual results to differ, materially, from those anticipated in the forward-looking statements included in this Form 10-K.
Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part, 1. Item 1A, “Risk Factors” in this Form 10-K.
Overview
Our Business
We are a multi-strategy real estate finance company that originates, acquires, finances, and services LMM loans, SBA loans, construction loans, USDA loans and, to a lesser extent, MBS collateralized primarily by LMM loans, or other real estate-related investments. Our loans generally range in original principal amounts up to $40 million and are used by businesses to purchase real estate used in their operations or by investors seeking to acquire multi-family, office, retail, mixed use or warehouse properties. Our objective is to provide attractive risk-adjusted returns to our stockholders primarily through dividends, as well as through capital appreciation. In order to achieve this objective, we continue to grow our investment portfolio and believe that the breadth of our full-service real estate finance platform will allow us to adapt to market conditions and deploy capital in our asset classes and segments with the most attractive risk-adjusted returns.
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
•Small Business Lending. We acquire, originate and service owner-occupied loans guaranteed by the SBA under the SBA Section 7(a) Program through our subsidiary, ReadyCap Lending. We hold an SBA license as one of only 20 non-bank Small Business Lending Companies and have been granted preferred lender status by the SBA. These originated loans are either held-for-investment, placed into securitization structures, or sold. In addition, we acquire, originate and service USDA loans through our subsidiary,
Madison One, as well as originate and service small business loans through our subsidiary iBusiness
Funding LLC.
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
Acquisitions
United Development Funding IV. On November 29, 2024, the Company entered into a definitive merger agreement with UDF IV, a real estate investment trust providing capital solutions to residential real estate developers and regional homebuilders. Upon completion of the merger, the Company is expected to have a pro forma equity capital base in excess of $2.2 billion. Under the terms of the merger agreement, UDF IV will be permitted to distribute the Pre-Closing
Distribution, representing value distributed by UDF IV to its shareholders of up to $2.44 per share. Following such distribution, as part of the merger consideration, each UDF IV share will then be converted into a number of shares of
Ready Capital common stock equal to the Exchange Ratio, with UDF IV shareholders receiving a total of approximately
12.8 million shares of Ready Capital common stock. The Exchange Ratio was negotiated to reflect an adjustment for the expected Pre-Closing Distribution, as well as other valuation adjustments. Based on Ready Capital’s closing share price on November 29, 2024, the implied value of the Ready Capital shares expected to be issued in connection with this closing is approximately $94 million or $3.07 per UDF IV share. At closing, UDF IV shareholders are expected to own approximately 7% of Ready Capital’s outstanding shares. In addition, as part of the merger consideration, UDF IV shareholders will be entitled to receive a number of CVRs equal to the Exchange Ratio per UDF IV share, representing the potential right to receive additional stock consideration after closing. The transaction is expected to close in the first half of 2025, subject to the approval of UDF IV shareholders and other customary closing conditions.
Funding Circle. On July 1, 2024, the Company acquired Funding Circle through its subsidiary, iBusiness Funding LLC, for approximately $41.2 million in cash plus the assumption of certain liabilities (the “Funding Circle Acquisition”).
Funding Circle is an online lending platform that originates and services small business loans. The Funding Circle
Acquisition integrates Funding Circle’s loan origination servicing platform with the Company’s Lending as a Service
("LaaS") and LenderAI product offerings. Refer to Notes 1 and 5, included in Part II, Item 8, “Financial Statements and
Supplementary Data,” of this Form 10-K, for more information about the Funding Circle Acquisition and the assets acquired and liabilities assumed as a result of the Funding Circle Acquisition.
Madison One. On June 5, 2024, the Company acquired Madison One, a leading originator and servicer of USDA and
SBA guaranteed loan products, for an initial purchase price of approximately $32.9 million paid in cash (the “Madison
One Acquisition”). Approximately $3.6 million of the initial purchase price was paid as bonuses to certain key Madison
One personnel in cash. Additional purchase price payments, including cash payments and the issuance of shares of common stock of the Company, may be made over the four years following the acquisition date contingent upon the

Madison One business achieving certain performance metrics. Part of the Company’s strategy in acquiring Madison One included the value of the anticipated synergies arising from the acquisition and the value of the acquired assembled workforce, neither of which qualify for recognition as an intangible asset. Refer to Notes 1 and 5, included in Part II,
Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K, for more information about the Madison
One Acquisition and the assets acquired and liabilities assumed as a result of the Madison One Acquisition.
Broadmark. On May 31, 2023, the Company, Broadmark, a Maryland corporation, and RCC Merger Sub, LLC, a
Delaware limited liability company and a wholly owned subsidiary of the operating partnership (“RCC Merger Sub”), completed a merger (the “Broadmark Merger”) in which Broadmark merged with and into RCC Merger Sub, with RCC
Merger Sub remaining as a wholly owned subsidiary of the operating partnership. As a result of the Broadmark Merger, the number of directors on the Company's board of directors (the “Board”) increased by three members, from nine to twelve, with the three additional directors each having served on the board of directors of Broadmark immediately prior to the effective time of the Broadmark Merger. The Broadmark Merger further diversified our business by expanding on our residential and commercial construction lending platforms. Refer to Notes 1 and 5, included in Part II, Item 8,
“Financial Statements and Supplementary Data,” of this Form 10-K, for more information about the Broadmark Merger and the assets acquired and liabilities assumed as a result of the Broadmark Merger.
For additional information on our business, refer to Part I, Item 1, “Business” in this Form 10-K.
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
Changes in Market Interest Rates. We own and expect to acquire or originate fixed rate mortgages and floating rate mortgages with maturities ranging from two to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in two to 10 years. Fixed rate mortgage loans bear interest that is fixed for the term of the loan and we typically utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with such fixed rate mortgages. As of December 31, 2024, all fixed rate loans are match funded in securitization.
Floating rate mortgage loans generally have an adjustable interest rate equal to the sum of a fixed spread plus an index rate, such as the SOFR, which typically resets monthly. As of December 31, 2024, approximately 84% of the loans in our portfolio were floating rate mortgages, and 16% were fixed rate mortgages, based on UPB.
Current market conditions. During the fourth quarter, macroeconomic concerns persisted including uncertainty about the commercial real estate sector, inflationary pressures, elevated interest rates, and geopolitical tensions. In an effort to ease borrowing costs and restore price stability, there has been a shift towards a less aggressive monetary policy by the U.S.
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
The table below sets forth certain information on our operating results.

	Three Months Ended December 31,	Year Ended December 31,
($ in thousands, except share data)	2024	2024	2023
Net Income (loss) from continuing operations	$(297,517)	$(411,999)	$351,245
Earnings per common share from continuing operations - basic	$(1.80)	$(2.52)	$2.27
Earnings per common share from continuing operations - diluted	$(1.80)	$(2.52)	$2.24
Distributable earnings before realized losses	$44,513	$181,931	$190,120
Distributable earnings before realized losses per common share - basic	$0.23	$0.97	$1.18
Distributable earnings before realized losses per common share - diluted	$0.23	$0.97	$1.17
Distributable earnings	$267	$28,360	$190,120
Distributable earnings per common share - basic	$(0.03)	$0.07	$1.18
Distributable earnings per common share - diluted	$(0.03)	$0.07	$1.17
Dividends declared per common share	$0.25	$1.10	$1.46
Dividend yield (1)	14.7%	14.7%	13.5%
Return on equity from continuing operations	(60.3)%	(19.6)%	17.2%
Distributable return on equity before realized losses	7.1%	7.5%	8.6%
Distributable return on equity	(0.3)%	0.9%	8.6%
Book value per common share	$10.61	$10.61	$14.10
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
the assets in our pipeline at any one time and there can be no assurance the assets currently in our pipeline will be acquired or originated by us in the future.
The table below presents information on our investment portfolio originations (based on fully committed amounts).

	Three Months Ended December 31,	Year Ended December 31,
(in thousands)	2024	2024	2023
Loan originations:
LMM loans	$435,848	$1,198,090	$1,683,363
SBL loans	348,471	1,202,592	493,949
Total loan investment activity	$784,319	$2,400,682	$2,177,312

The table below presents information on our origination pipeline opportunities (based on fully committed amounts).

(in thousands)	Current Pipeline
Loan originations:
LMM loans	$728,005
SBL loans	1,784,167
Total loan investment pipeline(1)	$2,512,172
(1)Includes 2025 fundings
Balance Sheet Analysis and Metrics

(in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
Assets
Cash and cash equivalents	$143,803	$138,532	$5,271	3.8%
Restricted cash	30,560	30,063	497	1.7
Loans, net (including $3,533 and $9,348 held at fair value)	3,378,149	4,020,160	(642,011)	(16.0)
Loans, held for sale (including $128,531 and $81,599 held at fair value and net of valuation allowance of $97,620 and $0)	241,626	81,599	160,027	196.1
Mortgage-backed securities	31,006	27,436	3,570	13.0
Investment in unconsolidated joint ventures (including $6,577 and $7,360 held at fair value)	161,561	133,321	28,240	21.2
Derivative instruments	7,963	2,404	5,559	231.2
Servicing rights	128,440	102,837	25,603	24.9
Real estate owned, held for sale	193,437	252,949	(59,512)	(23.5)
Other assets	362,486	300,175	62,311	20.8
Assets of consolidated VIEs	5,175,295	6,897,145	(1,721,850)	(25.0)
Assets held for sale	287,595	454,596	(167,001)	(36.7)
Total Assets	$10,141,921	$12,441,217	$(2,299,296)	(18.5)%
Liabilities
Secured borrowings	2,035,176	2,102,075	(66,899)	(3.2)
Securitized debt obligations of consolidated VIEs, net	3,580,513	5,068,453	(1,487,940)	(29.4)
Senior secured notes, net	437,847	345,127	92,720	26.9
Corporate debt, net	895,265	764,908	130,357	17.0
Guaranteed loan financing	691,118	844,540	(153,422)	(18.2)
Contingent consideration	573	7,628	(7,055)	(92.5)
Derivative instruments	352	212	140	66.0
Dividends payable	43,168	54,289	(11,121)	(20.5)
Loan participations sold	95,578	62,944	32,634	51.8
Due to third parties	1,442	3,641	(2,199)	(60.4)
Accounts payable and other accrued liabilities	188,051	207,481	(19,430)	(9.4)
Liabilities held for sale	228,735	333,157	(104,422)	(31.3)
Total Liabilities	$8,197,818	$9,794,455	$(1,596,637)	(16.3)%
Preferred stock Series C, liquidation preference $25.00 per share	8,361	8,361	—	—

Commitments & contingencies

Stockholders’ Equity
Preferred stock Series E, liquidation preference $25.00 per share	111,378	111,378	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 162,792,372 and 172,276,105 shares issued and outstanding, respectively	17	17	—	—
Additional paid-in capital	2,250,291	2,321,989	(71,698)	(3.1)
Retained earnings (deficit)	(505,089)	124,413	(629,502)	(506.0)
Accumulated other comprehensive loss	(18,552)	(17,860)	(692)	(3.9)
Total Ready Capital Corporation equity	1,838,045	2,539,937	(701,892)	(27.6)
Non-controlling interests	97,697	98,464	(767)	(0.8)
Total Stockholders’ Equity	$1,935,742	$2,638,401	$(702,659)	(26.6)%
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$10,141,921	$12,441,217	$(2,299,296)	(18.5)%

As of December 31, 2024, total assets in our consolidated balance sheet were $10.1 billion, a decrease of $2.3 billion from December 31, 2023, primarily reflecting a decrease in Assets of consolidated VIEs and Loans, net. Assets of consolidated VIEs decreased $1.7 billion, due to paydowns on securitized loans. Loans, net decreased $642.0 million, primarily due to an increase in CECL reserves and loans transferred to Loans, held for sale.
As of December 31, 2024, total liabilities in our consolidated balance sheet were $8.2 billion, a decrease of $1.6 billion from December 31, 2023, primarily reflecting a decrease in Securitized debt obligations of consolidated VIEs, net.
Securitized debt obligations of consolidated VIEs, net decreased $1.5 billion due to paydowns on securitized loans.
As of December 31, 2024, total stockholders’ equity was $1.9 billion, a decrease of $702.7 million from December 31,
2023, primarily due to net losses, dividends paid and common stock repurchased through the Company’s share repurchase program.
Selected Balance Sheet Information by Business Segment. The table below presents certain selected balance sheet data by business segments, with the remaining amounts reflected in Corporate –Other.

(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
December 31, 2024
Assets
Loans, net	$7,081,659	$1,226,551	$8,308,210
Loans, held for sale	152,093	89,533	241,626
MBS	31,006	—	31,006
Investment in unconsolidated joint ventures	161,034	527	161,561
Servicing rights	67,634	60,806	128,440
Real estate owned, held for sale	194,769	251	195,020

Liabilities
Secured borrowings	1,784,575	250,601	2,035,176
Securitized debt obligations of consolidated VIEs	3,462,934	117,579	3,580,513
Senior secured notes, net	427,411	10,436	437,847
Corporate debt, net	895,265	—	895,265
Guaranteed loan financing	—	691,118	691,118
Loan participations sold	95,578	—	95,578
In the table above,
•Loans, net includes assets of consolidated VIEs.
•Loans, held for sale includes assets of consolidated VIEs, net of valuation allowance.
•Real estate owned, held for sale includes assets of consolidated VIEs.

Statement of Operations Analysis and Metrics

	For the Year Ended December 31,
(in thousands)	2024	2023	$ Change
Interest income
LMM commercial real estate	$766,354	$847,253	$(80,899)
Small business lending	130,621	98,561	32,060
Total interest income	$896,975	$945,814	$(48,839)
Interest expense
LMM commercial real estate	(598,846)	(650,624)	51,778
Small business lending	(97,609)	(65,844)	(31,765)
Total interest expense	$(696,455)	$(716,468)	$20,013
Net interest income before provision for loan losses	$200,520	$229,346	$(28,826)
Provision for loan losses
LMM commercial real estate	(283,800)	(1,413)	(282,387)
Small business lending	(8,959)	(5,817)	(3,142)
Total provision for loan losses	$(292,759)	$(7,230)	$(285,529)
Net interest income after provision for loan losses	$(92,239)	$222,116	$(314,355)
Non-interest income (loss)
LMM commercial real estate	(238,972)	85,965	(324,937)
Small business lending	118,574	112,068	6,506
Unallocated corporate expenses	18,633	210,435	(191,802)
Total non-interest income (loss)	$(101,765)	$408,468	$(510,233)
Non-interest expense
LMM commercial real estate	(148,230)	(103,776)	(44,454)
Small business lending	(96,889)	(88,328)	(8,561)
Unallocated corporate expenses	(77,388)	(80,061)	2,673
Total non-interest expense	$(322,507)	$(272,165)	$(50,342)
Net income (loss) before provision for income taxes
LMM commercial real estate	(503,494)	177,405	(680,899)
Small business lending	45,738	50,640	(4,902)
Unallocated corporate expenses	(58,755)	130,374	(189,129)
Total net income (loss) before provision for income taxes	$(516,511)	$358,419	$(874,930)

Results of Operations – Supplemental Information. Realized and unrealized gains (losses) on financial instruments are recorded in the consolidated statements of operations and classified based on the nature of the underlying asset or liability.
The table below presents the components of realized and unrealized gains (losses) on financial instruments.

	For the Year Ended December 31,
(in thousands)	2024	2023	$ Change
Realized gain (loss) on financial instruments
Creation of mortgage servicing rights
SBA - 7(a)	$14,739	$7,016	$7,723
Multi-family	6,112	16,615	(10,503)
USDA	3,384	—	3,384
Small business loans	1,035	—	1,035
Total Creation of mortgage servicing rights	$25,270	$23,631	$1,639
Loans
SBA - 7(a)	59,697	23,918	35,779
Multi-family	1,721	1,719	2
USDA	883	685	198
Small business loans	—	—	—
Total loans	$62,301	$26,322	$35,979
Gain on sale business
SBA - 7(a)	74,436	30,934	43,502
Multi-family	7,833	18,334	(10,501)
USDA	4,267	685	3,582
Small business loans	1,035	—	1,035
Total gain on sale business	$87,571	$49,953	$37,618
Loans, held for sale
Bridge	(58,852)	—	(58,852)
Construction	(74,907)	—	(74,907)
Other	(11,862)	—	(11,862)
Total loans, held for sale	$(145,621)	$—	$(145,621)
Loans, net
Bridge	(1,657)	(129)	(1,528)
Fixed rate	(147)	(662)	515
Construction	(6,938)	181	(7,119)
Other	(429)	(324)	(105)
Total loans, net	$(9,171)	$(934)	$(8,237)
Net realized gain (loss) on derivatives, at fair value	$19,794	$20,847	$(1,053)
Net realized gain (loss) - all other	$(6,573)	$(4,858)	$(1,715)
Net realized gain (loss) on financial instruments	$(54,000)	$65,008	$(154,987)
Unrealized gain (loss) on financial instruments
Loans, held for sale
Bridge	4	288	(284)
Fixed rate	(3,270)	1,771	(5,041)
Freddie Mac	91	44	47
SBA - 7(a)	2,650	1,289	1,361
Other	(27)	5,454	(5,481)
Total Loans, held for sale	$(552)	$8,846	$(9,398)
Net unrealized gain (loss) on preferred equity, at fair value	$(15,613)	$—	$(15,613)
Net unrealized gain (loss) on derivatives, at fair value	$(4,760)	$(3,030)	$(1,730)
Net unrealized gain (loss) - all other	$5,934	$3,902	$2,032
Net unrealized gain (loss) on financial instruments	$(14,991)	$9,718	$(24,709)
LMM Commercial Real Estate Segment Results.
YTD 2024 versus YTD 2023. Interest income of $766.4 million represented a decrease of $80.9 million, primarily due to decreased loan balances, partially offset by increases in interest rates. Interest expense of $598.8 million represented a decrease of $51.8 million, driven by decreased debt balances, partially offset by increases in interest rates. Provision for loan losses of $283.8 million represented an increase of $282.4 million, primarily due to an increase in CECL reserves, partially offset by loans transferred to Loans, held for sale in the first half of 2024. Non-interest loss of $239.0 million represented an increase of $324.9 million, primarily due to net realized losses on financial instruments and real estate owned and the valuation allowance related to the transfer of Loans, net to Loans, held for sale in the first half of 2024.

Non-interest expense of $148.2 million represented an increase of $44.5 million, due to increases in charge-offs of real estate acquired in settlement of loans and loan servicing expenses, partially offset by a decrease in employee compensation and benefits.
Small Business Lending Segment Results.
YTD 2024 versus YTD 2023. Interest income of $130.6 million represented an increase of $32.1 million, primarily due to increases in interest rates and increased loan balances. Interest expense of $97.6 million represented an increase of
$31.8 million, driven by increases in interest rates and increased debt balances. Provision for loan losses of $9.0 million represented an increase of $3.1 million, due to changes in the forecasted macroeconomic inputs for reserve modeling, partially offset by a decrease in specific loan reserves. Non-interest income of $118.6 million represented an increase of
$6.5 million, primarily due to decreases in ERC income, partially offset by increases in gains on sale of agency loans, net. Non-interest expense of $96.9 million represented an increase of $8.6 million, primarily due to decreases in professional fees related to ERC activities.
Unallocated- Corporate.
YTD 2024 versus YTD 2023. Non-interest income of $18.6 million represented a decrease of $191.8 million, primarily due to a gain on bargain purchase recognized from the Broadmark Merger in the prior year period. Non-interest expense of $77.4 million represented a decrease of $2.7 million, primarily due to transaction related expenses for the Broadmark
Merger in the prior year period.
Non-GAAP financial measures
We believe that providing investors with distributable earnings, formerly referred to as core earnings, gives investors greater transparency into the information used by management in our financial and operational decision-making, including the determination of dividends.
We calculate distributable earnings as GAAP net income (loss) excluding the following:
i)any unrealized gains or losses on certain MBS not retained by us as part of our loan origination businesses
ii)any realized gains or losses on sales of certain MBS
iii)any unrealized gains or losses on Residential MSRs from discontinued operations
iv)any unrealized change in current expected credit loss reserve and valuation allowances
v)any unrealized gains or losses on de-designated cash flow hedges
vi)any unrealized gains or losses on foreign exchange hedges
vii)any unrealized gains or losses on certain unconsolidated joint ventures
viii)any non-cash compensation expense related to stock-based incentive plan
ix)any unrealized gains or losses on preferred equity, at fair value
x)one-time non-recurring gains or losses, such as gains or losses on discontinued operations, bargain purchase gains, or merger related expenses
In calculating distributable earnings, net income (in accordance with GAAP) is adjusted to exclude unrealized gains and losses on MBS acquired by us in the secondary market but is not adjusted to exclude unrealized gains and losses on
MBS retained by us as part of our loan origination businesses, where we transfer originated loans into an MBS securitization and retain an interest in the securitization. In calculating distributable earnings, we do not adjust net income (in accordance with GAAP) to take into account unrealized gains and losses on MBS retained by us as part of our loan origination businesses because we consider the unrealized gains and losses that are generated in the loan origination and securitization process to be a fundamental part of this business and an indicator of the ongoing performance and credit quality of our historical loan originations. In calculating distributable earnings, net income (in accordance with GAAP) is adjusted to exclude realized gains and losses on certain MBS securities due to a variety of reasons which may include collateral type, duration, and size.
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

	Three Months Ended December 31,			Year Ended December 31,
(in thousands)	2024	2023	$ Change	2024	2023	$ Change
Net Income (loss)	$(314,751)	$10,881	$(325,632)	$(430,398)	$348,411	$(778,809)
Reconciling items:
Unrealized (gain) loss on MSR - discontinued operations	33,175	20,715	12,460	40,394	15,427	24,967
Unrealized loss on joint ventures	(5,015)	2,124	(7,139)	(3,503)	2,124	(5,627)
Unrealized loss on foreign exchange hedges	—	1,582	(1,582)	—	1,582	(1,582)
Increase in CECL reserve	277,277	3,195	274,082	272,964	3,133	269,831
Increase (decrease) in valuation allowance	(31,229)	—	(31,229)	124,878	—	124,878
Non-recurring REO impairment	31,175	—	31,175	55,686	—	55,686
Non-cash compensation	2,826	1,360	1,466	8,510	7,550	960
Unrealized (gain) loss on preferred equity, at fair value	15,613	—	15,613	15,613	—	15,613
Merger transaction costs and other non-recurring expenses	6,579	7,361	(782)	17,432	25,807	(8,375)
Bargain purchase (gain) loss	—	7,060	(7,060)	(13,859)	(207,972)	194,113
Realized losses on sale of investments	51,688	—	51,688	183,718	—	183,718
Total reconciling items	$382,089	$43,397	$338,692	$701,833	$(152,349)	$854,182
Income tax adjustments	(22,825)	(5,754)	(17,071)	(89,504)	(5,942)	(83,562)
Distributable earnings before realized losses	$44,513	$48,524	$(4,011)	$181,931	$190,120	$(8,189)
Realized losses on sale of investments, net of tax	(44,246)	—	(44,246)	(153,571)	—	(153,571)
Distributable earnings	$267	$48,524	$(48,257)	$28,360	$190,120	$(161,760)
Less: Distributable earnings attributable to non-controlling interests	3,113	1,358	1,755	8,167	7,180	987
Less: Income attributable to participating shares	2,248	2,206	42	9,125	9,284	(159)
Distributable earnings attributable to common stockholders	$(5,094)	$44,960	$(50,054)	$11,068	$173,656	$(162,588)
Distributable earnings before realized losses on investments, net of tax per common share - basic	$0.23	$0.26	$(0.03)	$0.97	$1.18	$(0.21)
Distributable earnings before realized losses on investments, net of tax per common share - diluted	$0.23	$0.26	$(0.03)	$0.97	$1.17	$(0.20)
Distributable earnings per common share - basic	$(0.03)	$0.26	$(0.29)	$0.07	$1.18	$(1.11)
Distributable earnings per common share - diluted	$(0.03)	$0.26	$(0.29)	$0.07	$1.17	$(1.10)
Q4 2024 versus Q4 2023. Consolidated net loss of $314.8 million for the fourth quarter of 2024 represented a decrease of $325.6 million from the fourth quarter of 2023, primarily due to an increase in provision for loan losses and net realized losses on financial instruments and real estate owned, and a decrease to other income, partially offset by a decrease to the valuation allowance. Consolidated distributable earnings before realized losses of $44.5 million for the fourth quarter of 2024 represented a decrease of $4.0 million from the fourth quarter of 2023. The increase in the distributable earnings reconciling items is primarily due to an increase in provision for loan losses and realized losses on sale of investments, partially offset by a decrease to the valuation allowance. Consolidated distributable losses of $0.3 million for the fourth quarter of 2024 represented a decrease of $48.3 million from the fourth quarter of 2023 due to certain charge-offs and losses realized on sales of real estate owned assets and LMM loans.
YTD 2024 versus YTD 2023. Consolidated net loss of $430.4 million for the year ended December 31, 2024 represented a decrease of $778.8 million from the year ended December 31, 2023, primarily due to a gain on bargain purchase recognized from the Broadmark Merger, net realized losses on financial instruments and real estate owned, a valuation allowance related to the transfer of Loans, net to Loans, held for sale and an increase in provision for loan losses.
Consolidated distributable earnings before realized losses of $181.9 million for the year ended December 31, 2024 represented a decrease of $8.2 million from the year ended December 31, 2023. The increase in the distributable earnings reconciling items is primarily due to a gain on bargain purchase recognized from the Broadmark Merger in the prior year period, realized losses on sale of investments, a valuation allowance related to the transfer of Loans, net to Loans, held for sale and an increase in provision for loan losses. Consolidated distributable earnings of $28.4 million for the year ended December 31, 2024 represented a decrease of $161.8 million from the year ended December 31, 2023 due to certain charge-offs and losses realized on sales of real estate owned assets and LMM loans.
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
For purposes of determining the incentive distribution payable to our Manager, incentive fee core earnings (“IFCE”) is defined under the partnership agreement of the operating partnership as GAAP net income (loss) of the operating partnership excluding non-cash equity compensation expense, the expenses incurred in connection with the operating partnership's formation or continuation, the incentive distribution, real estate depreciation and amortization (to the extent that we forecloses on any properties underlying our assets) and any unrealized gains, losses, or other non-cash items recorded in the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-
cash charges after discussions between our Manager and our independent directors and after approval by a majority of the independent directors.

Liquidity and Capital Resources
Liquidity is a measure of our ability to turn non-cash assets into cash and to meet potential cash requirements. We use significant cash to purchase LMM loans and other target assets, originate new LMM loans, pay dividends, repay principal and interest on our borrowings, fund our operations and meet other general business needs. Certain of our loans pay PIK interest rather than cash interest payments and from time to time, we may grant concessions to borrowers experiencing significant financial difficulties in the form of modified terms such as interest rate reductions and other terms described elsewhere in this Form 10-K. These factors may increase our reliance on our primary sources of liquidity, including our existing cash balances, borrowings, including securitizations, re-securitizations, repurchase agreements, warehouse facilities, bank credit facilities and other financing agreements (including term loans and revolving facilities), the net proceeds of offerings of equity and debt securities, including our senior secured notes, corporate debt, and net cash provided by operating activities.
We are continuing to monitor the impact of shifts in interest rates, credit spreads and inflation on the Company, the borrowers underlying our real estate-related assets, the tenants in the properties we own, our financing sources, and the economy as a whole. Because the severity, magnitude and duration of these economic events remain uncertain, rapidly changing and difficult to predict, the impact on our operations and liquidity also remains uncertain and difficult to predict.
Cash flow
Year Ended December 31, 2024. Cash and cash equivalents as of December 31, 2024, decreased by $79.7 million to
$182.8 million from December 31, 2023, primarily due to net cash used for financing activities, partially offset by net cash provided by investing and operating activities. The net cash used for financing activities primarily reflected repayments of securitized debt obligations of consolidated VIEs, dividend payments and repayments of secured borrowings. The net cash provided by investing activities primarily reflected proceeds from disposition and principal payments of loans, partially offset by net cash used for loan originations. The net cash provided by operating activities reflected sales on loans, held for sale and an increase in the provision for loan losses, partially offset by an increase in operating assets and net loss from continuing operations.
Year Ended December 31, 2023. Cash and cash equivalents as of December 31, 2023, decreased by $11.1 million to
$262.5 million from December 31, 2022, primarily due to net cash used for financing activities, partially offset by net cash provided by investing and operating activities. The net cash used for financing activities primarily reflected the repayments of secured borrowings, Paycheck Protection Program Liquidity Facility (“PPPLF”) borrowings and the convertible note and dividend payments, partially offset by proceeds from secured borrowings and net proceeds from the issuance of securitized debt obligations of consolidated VIEs. The net cash provided by investing activities primarily reflected proceeds from dispositions and paydowns, partially offset by loan originations. The net cash provided by operating activities primarily reflected net income, partially offset by a bargain purchase gain in connection with the
Broadmark Merger.
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
As of December 31, 2024, we had a total leverage ratio of 3.8x and recourse leverage ratio of 1.3x. Our operating segments have different levels of recourse debt according to the differentiated nature of each segment. Our LMM

Commercial Real Estate and Small Business Lending segments have recourse leverage ratios of 0.4x and 0.1x, respectively. The remaining recourse leverage ratio is from our corporate debt offerings.
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
The table below presents certain characteristics of our credit facilities and other financing arrangements.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	December 31, 2024	December 31, 2023
3	SBA loans	March 2025-November 2025	SOFR + 2.84% Prime - 0.82%	$285,000	$315,507	$250,601	$117,115
1	LMM loans - USD	February 2026	SOFR + 1.35%	80,000	36,249	35,931	20,729
1	LMM loans - Non-USD (4)	January 2027	EURIBOR + 3.00%	208,312	35,936	30,513	12,079
Total borrowings under credit facilities and other financing agreements				$573,312	$387,692	$317,045	$149,923
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
The table below presents certain characteristics of our repurchase agreements.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	December 31, 2024	December 31, 2023
9	LMM loans	March 2025 - November 2026	SOFR + 3.17%	$3,806,000	$2,245,847	$1,482,085	$1,677,885
1	LMM loans - Non-USD (4)	Matured	EURIBOR + 3.00%	—	—	—	45,031
7	MBS	January 2025 - June 2025	7.59%	236,046	458,346	236,046	229,236
Total borrowings under repurchase agreements				$4,042,046	$2,704,193	$1,718,131	$1,952,152
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
Collateralized borrowings under repurchase agreements
The table below presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase agreements during the quarter and the highest balance of any month end during the quarter.

(in thousands)	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q1 2023	1,959,888	2,094,621	2,371,413
Q2 2023	1,792,366	1,945,290	2,022,433
Q3 2023	1,915,878	1,876,204	1,915,879
Q4 2023	1,952,152	1,889,494	1,952,152
Q1 2024	1,998,132	1,956,153	1,998,132
Q2 2024	2,087,661	2,058,766	2,087,661
Q3 2024	1,882,327	1,971,347	2,049,273
Q4 2024	1,718,131	1,795,627	1,846,677
Year Ended December 31, 2024. The net decrease in the outstanding balances during 2024 was primarily due to the sale of warehouse loans, partially offset by increased borrowings to fund origination volumes and the collapse of RCMT
2015-2.
Year Ended December 31, 2023. The net decrease in the outstanding balances during 2023 was primarily due to the closings of RCMF 2023-FL11 and RCMF 2023-FL12, partially offset by the collapse of RCMF 2019-FL3 and RCMF
2020-FL4.
Paycheck Protection Program Liquidity Facility borrowings. The Company uses the PPPLF from the Federal Reserve to finance PPP loans. The program charges an interest rate of 0.35%. As of December 31, 2024, we had approximately
$20.9 million outstanding under this credit facility.

Senior Secured Notes and Corporate Debt, Net
The table below presents information about senior secured notes and corporate debt issued through public and private transactions.

(in thousands)	Coupon Rate	Maturity Date	December 31, 2024
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Term loan principal amount(2)	SOFR + 5.50%	4/12/2029	95,000
Unamortized discount - Senior secured notes			(2,456)
Unamortized deferred financing costs - Term loan			(4,697)
Total senior secured notes, net			$437,847
Corporate debt principal amount(3)	5.50%	12/30/2028	110,000
Corporate debt principal amount(4)	6.20%	7/30/2026	104,614
Corporate debt principal amount(4)	5.75%	2/15/2026	206,270
Corporate debt principal amount(5)	6.125%	4/30/2025	120,000
Corporate debt principal amount(6)	7.375%	7/31/2027	100,000
Corporate debt principal amount(7)	5.00%	11/15/2026	100,000
Corporate debt principal amount(8)	9.00%	12/15/2029	130,000
Unamortized discount - corporate debt			(8,318)
Unamortized deferred financing costs - corporate debt			(3,551)
Junior subordinated notes principal amount(9)	SOFR + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(10)	SOFR + 3.10%	4/30/2035	21,250
Total corporate debt, net			$895,265
Total carrying amount of debt			$1,333,112
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
(8)Interest on the corporate debt is payable quarterly on March 15, June 15, September 15, and December 15 of each year.
(9)Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(10) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.
The table below presents the contractual maturities for senior secured notes and corporate debt.

(in thousands)	December 31, 2024
2025	$120,000
2026	760,884
2027	100,000
2028	110,000
2029	225,000
Thereafter	36,250
Total contractual amounts	$1,352,134
Unamortized deferred financing costs, discounts, and premiums, net	(19,022)
Total carrying amount of debt	$1,333,112
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
The Debt ATM Agreement
On May 20, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B.
Riley Securities, Inc. (the “Agent”), pursuant to which it may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in
Rule 415 under the Securities Act (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and the Company. No such sales through the Debt ATM
Program were made during the years ended December 31, 2024 or December 31, 2023, respectively.
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
(1)Contributed portion of assets into trust

We used the proceeds from the sale of the tranches issued to purchase and originate LMM and SBL loans. We are the primary beneficiary of all firm sponsored securitizations; therefore they are consolidated in our financial statements.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below provides a summary of our contractual obligations.

	December 31, 2024
(in thousands)	Total	< 1 year	1 to 3 years	3 to 5 years	> 5 years
Borrowings under credit facilities	$317,045	$286,532	$30,513	$—	$—
Borrowings under repurchase agreements	1,718,131	623,538	1,094,593	—	—
Guaranteed loan financing	691,118	226	7,181	17,565	666,146
Senior secured notes	445,000	—	350,000	95,000	—
Corporate debt	907,134	120,000	510,884	240,000	36,250
Loan funding commitments	473,404	236,702	236,702	—	—
Future operating lease commitments	20,699	6,768	7,140	3,893	2,898
Total	$4,572,531	$1,273,766	$2,237,013	$356,458	$705,294
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
Significant judgment is required when evaluating loans for impairment; therefore, actual results over time could be materially different. Refer to “Notes to Consolidated Financial Statements, Note 6 – Loans and Allowance for Credit
Losses” included in Item 8, “Financial Statements and Supplementary Data,” in this Form 10-K for results of our loan impairment evaluation.
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
results.
When actively quoted observable prices are not available, we either use implied pricing from similar assets and liabilities or valuation models based on net present values of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. Refer to “Notes to Consolidated Financial Statements, Note 7 – Fair Value
Measurements” included in Item 8, “Financial Statements and Supplementary Data,” in this Form 10-K for a more complete discussion of our critical accounting estimates as they pertain to fair value measurements.
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
Significant judgment is required when evaluating servicing rights for impairment therefore, actual results over time could be materially different. Refer to “Notes to Consolidated Financial Statements, Note 8 – Servicing Rights” included in Item 8, “Financial Statements and Supplementary Data,” in this Form 10-K for a more complete discussion of our critical accounting estimates as they pertain to servicing rights impairment.

Refer to “Notes to Consolidated Financial Statements, Note 4– Recent Accounting Pronouncements” included in Item 8,
“Financial Statements and Supplementary Data,” in this Form 10-K for a discussion of recent accounting developments and the expected impact to the Company.
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

The table below projects the impact on our interest income and expense for the twelve-month period following
December 31, 2024, assuming an immediate increase or decrease of 25, 50, 75, and 100 basis points in interest rates.

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans	$15,516	$31,118	$46,739	$62,374	$(15,421)	$(29,447)	$(42,640)	$(55,666)
Interest rate swap hedges	1,058	2,116	3,174	4,232	(1,058)	(2,116)	(3,174)	(4,232)
Total	$16,574	$33,234	$49,913	$66,606	$(16,479)	$(31,563)	$(45,814)	$(59,898)
Liabilities:
Secured borrowings	(4,408)	(8,816)	(13,224)	(17,632)	4,408	8,816	13,224	17,632
Securitized debt obligations	(7,431)	(14,862)	(22,293)	(29,724)	7,431	14,862	22,293	29,724
Senior secured notes and corporate debt	(328)	(656)	(984)	(1,313)	328	656	984	1,313
Total	$(12,167)	$(24,334)	$(36,501)	$(48,669)	$12,167	$24,334	$36,501	$48,669
Total Net Impact to Net Interest Income (Expense)	$4,407	$8,900	$13,412	$17,937	$(4,312)	$(7,229)	$(9,313)	$(11,229)
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

	December 31, 2024
(in thousands)	Counterparty Rating	Amount of Risk	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
JPMorgan Chase Bank, N.A.	AA-/Aa2	$526,490	19	27.2%
Morgan Stanley Bank, N.A.	A+/Aa3	$125,979	5	6.5%
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
Inflation risk. Most of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. Changes in interest rates may, but do not necessarily, correlate with inflation rates and/or changes in inflation rates. Refer to “Quantitative and Qualitative
Disclosures About Market Risk – Interest Rate Risk” in this Form 10-K for a discussion on interest rate sensitivity.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 34)

CONSOLIDATED BALANCE SHEETS	104

CONSOLIDATED STATEMENTS OF OPERATIONS	105

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	106

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY	107

CONSOLIDATED STATEMENTS OF CASH FLOWS	108

Schedule IV – Mortgage Loans on Real Estate	168

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Ready Capital Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ready Capital Corporation and subsidiaries (the
"Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of
December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for loan losses - Refer to Notes 3 and 6 to the financial statements
Critical Audit Matter Description
The allowance for loan losses is intended to provide for credit losses of loans within the loans held-for-investment portfolio and is reviewed quarterly for adequacy considering credit quality indicators, including probable and historical losses, collateral values, loan-to-value ratio and economic conditions. The allowance for loan losses is increased through provisions for loan losses charged to earnings and reduced by charge-offs, net of recoveries. For loans that do not share similar risk characteristics with the remainder of the portfolio, the Company evaluates the allowance for loan losses on an individual basis, and not as part of the pool. In addition, the Company considers loan investments to be “collateral-
dependent” loans if they are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) for which the borrower is experiencing financial difficulty.

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
•We tested the effectiveness of controls over the allowance for loan losses, including management’s controls over the monitoring of loan performance, and the value of the underlying collateral.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the underlying collateral values for consistency with external data from other sources.
•We tested the significant inputs into the forecast methods, including loan performance, to determine whether the information used was relevant, accurate and complete. We also tested the mathematical accuracy of the calculation.
/s/ DELOITTE & TOUCHE LLP
New York, New York
March 3, 2025
We have served as the Company's auditor since 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Ready Capital Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ready Capital Corporation and subsidiaries (the
“Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the
Company maintained, in all material respects, effective internal control over financial reporting as of December 31,
2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the
Company and our report dated March 3, 2025, expressed an unqualified opinion on those consolidated financial statements.
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
/s/ DELOITTE & TOUCHE LLP
New York, New York
March 3, 2025

READY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$143,803	$138,532
Restricted cash	30,560	30,063
Loans, net (including $3,533 and $9,348 held at fair value)	3,378,149	4,020,160
Loans, held for sale (including $128,531 and $81,599 held at fair value and net of valuation allowance of $97,620 and $0)	241,626	81,599
Mortgage-backed securities	31,006	27,436
Investment in unconsolidated joint ventures (including $6,577 and $7,360 held at fair value)	161,561	133,321
Derivative instruments	7,963	2,404
Servicing rights	128,440	102,837
Real estate owned, held for sale	193,437	252,949
Other assets	362,486	300,175
Assets of consolidated VIEs	5,175,295	6,897,145
Assets held for sale (refer to Note 9)	287,595	454,596
Total Assets	$10,141,921	$12,441,217
Liabilities
Secured borrowings	2,035,176	2,102,075
Securitized debt obligations of consolidated VIEs, net	3,580,513	5,068,453
Senior secured notes, net	437,847	345,127
Corporate debt, net	895,265	764,908
Guaranteed loan financing	691,118	844,540
Contingent consideration	573	7,628
Derivative instruments	352	212
Dividends payable	43,168	54,289
Loan participations sold	95,578	62,944
Due to third parties	1,442	3,641
Accounts payable and other accrued liabilities	188,051	207,481
Liabilities held for sale (refer to Note 9)	228,735	333,157
Total Liabilities	$8,197,818	$9,794,455
Preferred stock Series C, liquidation preference $25.00 per share (refer to Note 20)	8,361	8,361

Commitments & contingencies (refer to Note 24)

Stockholders’ Equity
Preferred stock Series E, liquidation preference $25.00 per share (refer to Note 20)	111,378	111,378
Common stock, $0.0001 par value, 500,000,000 shares authorized, 162,792,372 and 172,276,105 shares issued and outstanding, respectively	17	17
Additional paid-in capital	2,250,291	2,321,989
Retained earnings (deficit)	(505,089)	124,413
Accumulated other comprehensive loss	(18,552)	(17,860)
Total Ready Capital Corporation equity	1,838,045	2,539,937
Non-controlling interests	97,697	98,464
Total Stockholders’ Equity	$1,935,742	$2,638,401
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$10,141,921	$12,441,217
See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands, except share data)	2024	2023	2022
Interest income	$896,975	$945,814	$663,217
Interest expense	(696,455)	(716,468)	(392,360)
Net interest income before provision for loan losses	$200,520	$229,346	$270,857
Provision for loan losses	(292,759)	(7,230)	(34,442)
Net interest income after provision for loan losses	$(92,239)	$222,116	$236,415
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	(54,000)	65,008	53,764
Net unrealized gain (loss) on financial instruments	(14,991)	9,718	21,890
Valuation allowance, loans held for sale	(124,878)	—	—
Servicing income, net of amortization and impairment of $21,972, $7,911, and $19,653	16,556	21,161	11,428
Gain on bargain purchase	13,859	207,972	—
Income (loss) on unconsolidated joint ventures	10,886	(905)	11,661
Other income	50,803	105,514	56,208
Total non-interest income (expense)	$(101,765)	$408,468	$154,951
Non-interest expense
Employee compensation and benefits	(82,522)	(81,530)	(74,989)
Allocated employee compensation and benefits from related party	(11,387)	(10,837)	(9,549)
Professional fees	(26,887)	(34,738)	(17,302)
Management fees – related party	(24,862)	(25,103)	(19,295)
Incentive fees – related party	—	(1,791)	(3,105)
Loan servicing expense	(46,656)	(40,811)	(30,814)
Transaction related expenses	(10,118)	(17,764)	(13,633)
Impairment on real estate	(56,503)	(8,638)	(4,033)
Other operating expenses	(63,572)	(50,953)	(43,620)
Total non-interest expense	$(322,507)	$(272,165)	$(216,340)
Income (loss) from continuing operations before benefit (provision) for income taxes	(516,511)	358,419	175,026
Income tax benefit (provision)	104,512	(7,174)	(15,475)
Net income (loss) from continuing operations	$(411,999)	$351,245	$159,551
Discontinued operations (refer to Note 9)
Income (loss) from discontinued operations before benefit (provision) for income taxes	(24,532)	(3,779)	57,870
Income tax benefit (provision)	6,133	945	(14,258)
Net income (loss) from discontinued operations	$(18,399)	$(2,834)	$43,612
Net income (loss)	$(430,398)	$348,411	$203,163
Less: Dividends on preferred stock	7,996	7,997	7,996
Less: Net income attributable to non-controlling interest	5,357	8,960	8,900
Net income (loss) attributable to Ready Capital Corporation	$(443,751)	$331,454	$186,267

Earnings per common share from continuing operations - basic	$(2.52)	$2.27	$1.32
Earnings per common share from discontinued operations - basic	$(0.11)	$(0.02)	$0.41
Total earnings per common share - basic	$(2.63)	$2.25	$1.73

Earnings per common share from continuing operations - diluted	$(2.52)	$2.24	$1.28
Earnings per common share from discontinued operations - diluted	$(0.11)	$(0.02)	$0.37
Total earnings per common share - diluted	$(2.63)	$2.22	$1.65
Weighted-average shares outstanding
Basic	169,107,477	146,841,594	106,878,139
Diluted	170,472,273	148,567,026	117,193,958
Dividends declared per share of common stock	$1.10	$1.46	$1.66
See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net income (loss)	$(430,398)	$348,411	$203,163
Other comprehensive income (loss) - net change by component:
Derivative financial instruments (cash flow hedges)	871	(10,533)	(2,133)
Foreign currency translation	(1,461)	1,974	(1,616)
Other comprehensive loss	$(590)	$(8,559)	$(3,749)
Comprehensive income (loss)	$(430,988)	$339,852	$199,414
Less: Comprehensive income attributable to non-controlling interests	5,339	8,909	8,915
Comprehensive income (loss) attributable to Ready Capital Corporation	$(436,327)	$330,943	$190,499
See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred Series E		Common Stock		Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Ready Capital Corporation Equity	Non-Controlling Interest	Total Stockholders' Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2021	4,600,000	$111,378	75,838,050	$8	$1,161,853	$8,598	$(5,733)	$1,276,104	$4,494	$1,280,598
Dividend declared:
Common Stock ($1.66 per share)	—	—	—	—	—	(189,871)	—	(189,871)	—	(189,871)
OP units	—	—	—	—	—	—	—	—	(2,794)	(2,794)
$1.5625 per Series C preferred share	—	—	—	—	—	(524)	—	(524)	—	(524)
$1.6250 per Series E preferred share	—	—	—	—	—	(7,472)	—	(7,472)	—	(7,472)
Distributions, net	—	—	—	—	—	—	—	—	(14,317)	(14,317)
Shares issued pursuant to merger transactions	—	—	30,252,764	3	437,308	—	—	437,311	—	437,311
OP units issued pursuant to merger transactions	—	—	—	—	—	—	—	—	20,745	20,745
Non-controlling interest acquired in merger transaction	—	—	—	—	—	—	—	—	82,524	82,524
Retirement of OP units	—	—	—	—	—	—	—	—	(2,000)	(2,000)
Equity issuances	—	—	8,100,926	—	124,515	—	—	124,515	—	124,515
Offering costs	—	—	—	—	(1,178)	—	—	(1,178)	(10)	(1,188)
Equity component of 2017 convertible note issuance	—	—	—	—	(443)	—	—	(443)	(5)	(448)
Sale of subsidiary interest to non-controlling interest	—	—	—	—	—	—	—	—	167	167
Stock-based compensation	—	—	409,642	—	6,196	—	—	6,196	—	6,196
Share repurchases	—	—	(4,077,741)	—	(42,622)	—	—	(42,622)	—	(42,622)
Reallocation of non-controlling interest	—	—	—	—	(1,555)	—	128	(1,427)	1,427	—
Net income	—	—	—	—	—	194,263	—	194,263	8,900	203,163
Other comprehensive income (loss)	—	—	—	—	—	—	(3,764)	(3,764)	15	(3,749)
Balance at December 31, 2022	4,600,000	$111,378	110,523,641	$11	$1,684,074	$4,994	$(9,369)	$1,791,088	$99,146	$1,890,234
Dividend declared:
Common Stock ($1.46 per share)	—	—	—	—	—	(212,035)	—	(212,035)	—	(212,035)
OP units	—	—	—	—	—	—	—	—	(2,169)	(2,169)
$1.5625 per Series C preferred share	—	—	—	—	—	(524)	—	(524)	—	(524)
$1.6250 per Series E preferred share	—	—	—	—	—	(7,473)	—	(7,473)	—	(7,473)
Distributions, net	—	—	(503)	—	(6)	—	—	(6)	(187)	(193)
Shares issued pursuant to merger transactions	—	—	62,229,429	6	637,223	—	—	637,229	—	637,229
Equity issuances	—	—	—	—	125	—	—	125	—	125
Offering costs	—	—	—	—	(226)	—	—	(226)	(2)	(228)
Equity component of 2017 convertible note issuance	—	—	—	—	(191)	—	—	(191)	(3)	(194)
Stock-based compensation	—	—	1,266,615	—	15,622	—	—	15,622	—	15,622
Conversion of OP units into common stock	—	—	263,401	—	2,842	—	—	2,842	(2,842)	—
Share repurchases	—	—	(2,006,478)	—	(21,845)	—	—	(21,845)	—	(21,845)
Reallocation of non-controlling interest	—	—	—	—	4,371	—	17	4,388	(4,388)	—
Net income	—	—	—	—	—	339,451	—	339,451	8,960	348,411
Other comprehensive loss	—	—	—	—	—	—	(8,508)	(8,508)	(51)	(8,559)
Balance at December 31, 2023	4,600,000	$111,378	172,276,105	$17	$2,321,989	$124,413	$(17,860)	$2,539,937	$98,464	$2,638,401
Dividend declared:
Common Stock ($1.10 per share)	—	—	—	—	—	(185,751)	—	(185,751)	—	(185,751)
OP units	—	—	—	—	—	—	—	—	(1,189)	(1,189)
$1.5625 per Series C preferred share	—	—	—	—	—	(524)	—	(524)	—	(524)
$1.6250 per Series E preferred share	—	—	—	—	—	(7,472)	—	(7,472)	—	(7,472)
Contributions, net	—	—	(1,981)	—	(18)	—	—	(18)	600	582
Stock-based compensation	—	—	515,183	—	6,171	—	—	6,171	—	6,171
Conversion of OP units into common stock	—	—	445,000	—	3,812	—	—	3,812	(3,812)	—
Share repurchases	—	—	(10,441,935)	—	(83,488)	—	—	(83,488)	—	(83,488)
Reallocation of non-controlling interest	—	—	—	—	1,825	—	(120)	1,705	(1,705)	—
Net income (loss)	—	—	—	—	—	(435,755)	—	(435,755)	5,357	(430,398)
Other comprehensive loss	—	—	—	—	—	—	(572)	(572)	(18)	(590)
Balance at December 31, 2024	4,600,000	$111,378	162,792,372	$17	$2,250,291	$(505,089)	$(18,552)	$1,838,045	$97,697	$1,935,742
See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$(430,398)	$348,411	$203,163
Net income (loss) from discontinued operations, net of tax	(18,399)	(2,834)	43,612
Net income (loss) from continuing operations	(411,999)	351,245	159,551
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	52,541	66,526	2,433
Stock-based compensation	8,119	7,550	7,495
Provision for loan losses	292,759	7,230	34,442
Impairment loss on real estate owned, held for sale	56,503	8,638	4,033
Repair and denial reserve (recovery)	385	(3,872)	(8,879)
Paid-in-kind accrued interest	(77,573)	(42,148)	—
Provision for loan losses on purchased future receivables	2,118	8,989	3,357
Loans, held for sale, net	326,035	18,062	192,094
Valuation allowance, loans held for sale	124,878	—	—
Net income (loss) of unconsolidated joint ventures, net of distributions	(7,702)	2,933	(9,328)
Realized (gains) losses, net	53,900	(66,357)	(52,283)
Unrealized (gains) losses, net	15,086	(8,867)	(23,484)
Bargain purchase gain	(13,859)	(207,972)	—
Changes in operating assets and liabilities:
Derivative instruments	5,234	12,369	56,898
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	(60,828)	(28,027)	(32,056)
Receivable from third parties	1,948	(21,313)	14,106
Other assets	(58,932)	(59,969)	(7,140)
Accounts payable and other accrued liabilities	(22,214)	13,978	(67,504)
Net cash provided by operating activities from continuing operations	$286,399	$58,995	$273,735
Net cash provided by (used for) operating activities from discontinued operations	(11,584)	(7,865)	85,413
Net cash provided by operating activities	$274,815	$51,130	$359,148
Cash Flows From Investing Activities:
Origination of loans	(826,430)	(1,005,137)	(3,303,318)
Purchase of loans	—	—	(669,137)
Proceeds from disposition and principal payment of loans	2,274,117	1,940,986	2,205,329
Funding of investments held to maturity	—	(140)	(5,848)
Proceeds from principal payments of investments held to maturity	—	—	27,006
Proceeds from sale and principal payment of mortgage-backed securities	—	8,059	61,504
Funding of real estate, held for sale	(1,408)	(12,463)	(10,972)
Proceeds from sale of real estate, held for sale	67,240	78,001	7,519
Investment in unconsolidated joint ventures	(33,239)	(25,186)	(122,391)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	13,593	7,573	154,226
Payment of liabilities under participation agreements	(14,535)	(9,051)	(19,015)
Net cash provided by (used for) business acquisitions	(44,366)	38,710	123,566
Net cash provided by (used for) investing activities from continuing operations	$1,434,972	$1,021,352	$(1,551,531)
Net cash provided by (used for) investing activities from discontinued operations	100,045	(1,908)	(4,897)
Net cash provided by (used for) investing activities	$1,535,017	$1,019,444	$(1,556,428)
Cash Flows From Financing Activities:
Proceeds from secured borrowings	2,102,388	4,127,416	7,770,435
Repayment of secured borrowings	(2,166,562)	(4,692,079)	(7,413,701)
Repayment of the Paycheck Protection Program Liquidity Facility borrowings	(17,166)	(164,975)	(740,494)
Proceeds from issuance of securitized debt obligations of consolidated VIEs	—	1,120,815	2,387,288
Repayment of securitized debt obligations of consolidated VIEs	(1,520,669)	(976,790)	(675,843)
Proceeds from corporate debt	125,905	—	220,146
Proceeds from senior secured note	92,119	—	—
Repayment of convertible note	—	(115,000)	—
Repayment of guaranteed loan financing	(153,422)	(154,441)	(109,279)
Payment of deferred financing costs	(12,178)	(32,210)	(43,937)
Payment of contingent consideration	—	(9,000)	(9,000)
Proceeds from issuance of equity, net of issuance costs	—	108	123,490
Common stock repurchased	(82,250)	(18,108)	(36,969)
Settlement of share-based awards in satisfaction of withholding tax requirements	(1,238)	(3,948)	(5,817)
Dividend payments	(206,057)	(215,089)	(187,832)
Distributions, net	(18)	(6)	(14,317)
Net cash provided by (used for) financing activities from continuing operations	$(1,839,148)	$(1,133,307)	$1,264,170
Net cash provided by (used for) financing activities from discontinued operations	(40,632)	48,220	(93,191)
Net cash provided by (used for) financing activities	$(1,879,780)	$(1,085,087)	$1,170,979
Net decrease in cash, cash equivalents, and restricted cash including cash classified within assets held for sale	(69,948)	(14,513)	(26,301)
Less: Net increase (decrease) in cash and cash equivalents within assets held for sale	9,784	(3,415)	(23,675)
Net decrease in cash, cash equivalents, and restricted cash	(79,732)	(11,098)	(2,626)
Cash, cash equivalents, and restricted cash beginning balance	262,506	273,604	276,230
Cash, cash equivalents, and restricted cash ending balance	$182,774	$262,506	$273,604
See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Supplemental disclosures:
Cash paid for interest	$659,264	$661,169	$355,230
Cash paid (received) for income taxes	$(11,928)	$2,008	$29,164
Non-cash investing activities
Loans transferred from loans, held for sale to loans, net	$13,173	$68,661	$3,987
Loans transferred from loans, net to loans, held for sale	$729,016	$3,641	$3,093
Consolidation of assets in securitization trusts	$—	$689,079	$—
Loans transferred to real estate owned, held for sale	$86,990	$56,900	$1,598
Investments held to maturity transferred to real estate owned	$—	$—	$29,904
Contingent consideration in connection with acquisitions	$573	$—	$25,000
Non-cash financing activities
Shares and OP units issued in connection with merger transactions	$—	$637,229	$458,056
Retirement of OP units	$—	$—	$2,000
Consolidation of borrowings in securitization trusts	$—	$689,079	$—
Conversion of OP units to common stock	$3,812	$2,842	$—
Cash, cash equivalents, and restricted cash reconciliation
Cash and cash equivalents	$143,803	$138,532	$147,399
Restricted cash	30,560	30,063	48,146
Cash, cash equivalents, and restricted cash in assets of consolidated VIEs	8,411	93,911	78,059
Cash, cash equivalents, and restricted cash ending balance	$182,774	$262,506	$273,604
See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization
Ready Capital Corporation (the “Company” or “Ready Capital” and together with its subsidiaries “we,” “us” and “our”), is a Maryland corporation. The Company is a multi-strategy real estate finance company that originates, acquires, finances and services lower-to-middle-market commercial real estate (“LMM”) loans, Small Business Administration
(“SBA”) loans, construction loans, USDA loans, and to a lesser extent, mortgage-backed securities (“MBS”)
collateralized primarily by LMM loans, or other real estate-related investments. LMM loans represent a special category of commercial loans, sharing both commercial and residential loan characteristics. LMM loans are generally secured by first mortgages on commercial properties, but because LMM loans are also often accompanied by collateralization of personal assets and subordinate lien positions, aspects of residential mortgage credit analysis are utilized in the underwriting process.
The Company is externally managed and advised by Waterfall Asset Management, LLC (“Waterfall” or the “Manager”),
an investment advisor registered with the United States Securities and Exchange Commission (“SEC”) under the
Investment Advisors Act of 1940, as amended.
Sutherland Partners, L.P. (the “operating partnership”) holds substantially all of the Company’s assets and conducts substantially all of the Company’s business. As of December 31, 2024 and December 31, 2023, the Company owned approximately 99.5% and 99.2% of the operating partnership, respectively. The Company, as sole general partner of the operating partnership, has responsibility and discretion in the management and control of the operating partnership, and the limited partners of the operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the operating partnership. Therefore, the Company consolidates the operating partnership.
Acquisitions
United Development Funding IV. On November 29, 2024, the Company entered into a definitive merger agreement with United Development Funding IV (“UDF IV”), a real estate investment trust providing capital solutions to residential real estate developers and regional homebuilders. Upon completion of the merger, the Company is expected to have a pro forma equity capital base in excess of $2.2 billion. Under the terms of the merger agreement, UDF IV will be permitted to distribute up to $75 million of cash on its pre-closing balance sheet to its shareholders prior to the transaction closing (the “Pre-Closing Distribution”), representing value distributed by UDF IV to its shareholders of up to $2.44 per share. Following such distribution, as part of the merger consideration, each common share of beneficial interest of UDF IV (a "UDF IV share") will then be converted into 0.416 shares (the “Exchange Ratio”) of Ready Capital common stock, with UDF IV shareholders receiving a total of approximately 12.8 million shares of Ready Capital common stock. The Exchange Ratio was negotiated to reflect an adjustment for the expected Pre-Closing Distribution, as well as other valuation adjustments. Based on Ready Capital’s closing share price on November 29, 2024, the implied value of the Ready Capital shares expected to be issued in connection with this closing is approximately $94 million or
$3.07 per UDF IV share. At closing, UDF IV shareholders are expected to own approximately 7% of Ready Capital’s outstanding shares. In addition, as part of the merger consideration, UDF IV shareholders will be entitled to receive
0.416 contingent value rights per UDF IV share, representing the potential right to receive additional stock consideration after closing. The transaction is expected to close in the first half of 2025, subject to the approval of UDF IV shareholders and other customary closing conditions.
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
Broadmark. On May 31, 2023, the Company, Broadmark Realty Capital Inc., a Maryland corporation (“Broadmark”), and RCC Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of the operating partnership (“RCC Merger Sub”), completed a merger (the “Broadmark Merger”) in which Broadmark merged with and into RCC Merger Sub, with RCC Merger Sub remaining as a wholly owned subsidiary of the operating partnership.
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
Derivative instruments
Subject to maintaining qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, comprised of interest rate swaps and FX forwards as part of its risk management strategy. The
Company accounts for derivative instruments under ASC 815, Derivatives and Hedging (“ASC 815”). All derivatives are reported as either assets or liabilities in the consolidated balance sheets at the estimated fair value with the changes in the fair value recorded in earnings unless hedge accounting is elected. As of December 31, 2024 and December 31,
2023, the Company had offset $25.4 million and $34.4 million of cash collateral payable against gross derivative asset positions, respectively.
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
The qualitative assessment requires judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, macroeconomic conditions, industry and market conditions and relevant entity specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. In the fourth quarter of 2024, as a result of the qualitative assessment, the Company determined that it was more likely than not that the estimated fair value of each of the reporting units exceeded its respective estimated carrying value. Therefore, goodwill for each reporting unit was not impaired and a quantitative test was not required.
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
Due from servicers
The loan-servicing activities of the Company’s LMM Commercial Real Estate segment are performed primarily by third-
party servicers. SBL loans originated and held by the Company are internally serviced. The Company’s servicers hold substantially all of the cash owned by the Company related to loan servicing activities. These amounts include principal and interest payments made by borrowers, net of advances and servicing fees. Cash is generally received within 30 days of recording the receivable.
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
All of the Company’s unvested RSAs, unvested RSUs granted to non-employee directors, and preferred stock contain rights to receive non-forfeitable dividends or dividend equivalents and, thus, are participating securities. Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities.
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
Employee retention credit consulting income. In connection with the Coronavirus Aid, Relief and Economic Security
Act, which provided numerous stimulus measures including the employee retention credit (“ERC”), the Company provided consulting services whereby ERC requests received were processed on the client’s behalf. Income related to
ERC consulting are recorded in accordance with ASC 606 and recognized when the performance obligation has been satisfied. In addition, the Company estimates an allowance for doubtful accounts using historical data and other relevant factors, such as collection rate, to determine the uncollectible reserve rate. While the Company has a formal methodology to determine the adequate and appropriate level of the allowance for doubtful accounts, estimates of losses involve judgment and assumptions as to various factors, including current economic conditions. Accordingly, the provision for losses will vary from period to period based on management's ongoing assessment of the adequacy of the allowance for doubtful accounts. Employee retention credit consulting income is reported as other income and the provision for losses is reported as other expense in the consolidated statements of operations.
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
Note 4. Recent Accounting Pronouncements
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures
(Subtopic 220-40) Issued November 2024
This ASU requires additional disclosure in the notes to financial statements of specified information about certain costs and expenses. The ASU is effective in reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a prospective or retrospective basis. Early adoption is permitted. The Company is currently assessing the impact upon adoption of this standard on the consolidated financial statements.
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
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures Issued November
2023
This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”). This ASU
is effective in reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. The adoption of this standard did not have an impact on the
Company's consolidated financial statements.
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

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Assets
Cash and cash equivalents	$29,209	$—	$29,209
Loans, net	8,167	—	8,167
Investment in unconsolidated joint ventures	891	—	891
Servicing rights	5,388	—	5,388
Other assets:
Deferred tax asset	32,186	—	32,186
Intangible assets	10,052	—	10,052
Other	4,558	—	4,558
Total assets acquired	$90,451	$—	$90,451
Liabilities
Secured borrowings	2,022	—	2,022
Accounts payable and other accrued liabilities	14,952	—	14,952
Total liabilities assumed	$16,974	$—	$16,974
Net assets acquired	$73,477	$—	$73,477
In a business combination, the initial allocation of the purchase price is considered preliminary and therefore, is subject to change until the end of the measurement period. The final determination must occur within one year of the merger date. Because the measurement period for the Funding Circle Acquisition remains open, certain fair value estimates may change once all information necessary to make a final fair value assessment is received. The amounts presented in the table above pertain to the preliminary purchase price allocation reported at the time of the Funding Circle Acquisition based on information that was available to management at the time the consolidated financial statements were prepared.
The preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value of the assets acquired and liabilities assumed, which could have an impact on the consolidated financial statements. While the measurement period remains open, there have been no adjustments related to this transaction.
The table below illustrates the aggregate consideration transferred, net assets acquired, and the related bargain purchase gain.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Fair value of net assets acquired	$73,477	$—	$73,477
Consideration transferred	41,312	—	41,312
Bargain purchase gain	$32,165	$—	$32,165
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
The table below summarizes the fair value of assets acquired and liabilities assumed from the Madison One Acquisition.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Assets
Cash and cash equivalents	$83		$83
Restricted cash	721	(200)	521
Servicing rights	16,304	612	16,916
Other assets:
Intangible assets	10,400	900	11,300
Other	303	—	303
Total assets acquired	$27,811	$1,312	$29,123
Liabilities
Accounts payable and other accrued liabilities	978	1,722	2,700
Total liabilities assumed	$978	$1,722	$2,700
Non-controlling interests	(600)	—	(600)
Net assets acquired, net of non-controlling interests	$26,233	$(410)	$25,823
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
Subsequent to the determination of the preliminary purchase price allocation, the Company recorded a measurement period adjustment based on the updated valuations obtained by decreasing net assets acquired and increasing goodwill related to this transaction by $0.4 million.
The table below illustrates the aggregate consideration transferred, net assets acquired, and the related goodwill.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Fair value of net assets acquired	$26,233	$(410)	$25,823

Cash paid	32,868	—	32,868
Contingent consideration	$3,926	$—	$3,926
Total consideration transferred	$36,794	$—	$36,794

Goodwill	$10,561	$410	$10,971
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
Because the measurement period for the Broadmark Merger remained open until May 31, 2024, certain fair value estimates changed once all information necessary to make a final fair value assessment was received. The amounts presented in the table above pertained to the preliminary purchase price allocation reported at the time of the Broadmark
Merger based on information that was available to management at the time the consolidated financial statements were prepared. The preliminary purchase price allocation changed as the Company completed its analysis of the fair value of the assets acquired and liabilities assumed, which impacted the consolidated financial statements. Subsequent to the determination of the preliminary purchase price allocation, the Company recorded a measurement period adjustment based on the updated valuations obtained by decreasing net assets acquired and the total bargain purchase gain related to
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

	December 31, 2024		December 31, 2023
(in thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Bridge	$1,246,725	$1,309,683	$1,422,091	$1,448,281
Fixed rate	197,162	197,272	239,586	241,674
Construction	733,276	874,558	1,176,913	1,212,526
Freddie Mac	—	—	9,500	9,719
SBA - 7(a)	1,043,120	1,075,845	978,543	1,003,323
Other	157,866	177,155	193,527	198,499
Total Loans, net	$3,378,149	$3,634,513	$4,020,160	$4,114,022
Loans in consolidated VIEs
Bridge	3,854,982	3,970,084	5,356,689	5,389,535
Fixed rate	685,505	688,347	784,360	790,967
SBA - 7(a)	178,498	189,737	213,456	227,636
Other	211,076	212,020	256,820	258,029
Total Loans, net, in consolidated VIEs	$4,930,061	$5,060,188	$6,611,325	$6,666,167
Loans, held for sale
Bridge	58,703	134,065	—	—
Fixed rate	2,750	6,056	—	—
Construction	54,392	77,487	—	—
Freddie Mac	36,248	35,931	20,955	20,729
SBA - 7(a)	87,825	81,524	59,421	55,769
Other	1,708	1,817	1,223	1,297
Total Loans, held for sale	$241,626	$336,880	$81,599	$77,795
Total	$8,549,836	$9,031,581	$10,713,084	$10,857,984
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
willingness to meet its financial obligations.
The tables below summarize the classification, UPB, carrying value and gross write-offs of loans by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2024	2023	2022	2021	2020	Pre 2020	Total
December 31, 2024
Bridge	$5,279,767	$321,439	$244,283	$2,083,723	$2,270,504	$105,279	$76,479	$5,101,707
Fixed rate	885,619	—	—	109,733	180,209	86,013	506,712	882,667
Construction	874,558	9,233	26,925	162,309	83,287	144	451,378	733,276
SBA - 7(a)	1,265,582	235,374	138,670	322,007	237,105	94,730	193,732	1,221,618
Other	389,175	14,769	2,881	4,225	685	9,205	337,177	368,942
Total Loans, net	$8,694,701	$580,815	$412,759	$2,681,997	$2,771,790	$295,371	$1,565,478	$8,308,210
Gross write-offs		$28	$1,440	$1,710	$3,022	$617	$7,776	$14,593
	UPB	2023	2022	2021	2020	2019	Pre 2019	Total
December 31, 2023
Bridge	$6,837,816	$322,762	$2,951,573	$2,943,874	$284,485	$164,800	$111,286	$6,778,780
Fixed rate	1,032,641	4,004	109,741	205,895	88,709	315,905	299,692	1,023,946
Construction	1,212,526	105,865	252,910	182,618	73,353	433,425	128,742	1,176,913
Freddie Mac	9,719	—	—	3,833	5,667	—	—	9,500
SBA - 7(a)	1,230,959	146,158	349,628	316,711	114,383	75,725	189,394	1,191,999
Other	456,528	2,556	4,501	18,130	8,703	43,683	372,774	450,347
Total Loans, net	$10,780,189	$581,345	$3,668,353	$3,671,061	$575,300	$1,033,538	$1,101,888	$10,631,485
Gross write-offs		$100	$950	$3,236	$258	$360	$25,731	$30,635

The tables below present delinquency information on loans, net by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2024	2023	2022	2021	2020	Pre 2020	Total
December 31, 2024
Current	$8,094,859	$575,781	$392,201	$2,488,252	$2,566,736	$289,352	$1,475,325	$7,787,647
30 - 59 days past due	148,612	3,666	1,676	92,516	26,385	734	6,311	131,288
60+ days past due	451,230	1,368	18,882	101,229	178,669	5,285	83,842	389,275
Total Loans, net	$8,694,701	$580,815	$412,759	$2,681,997	$2,771,790	$295,371	$1,565,478	$8,308,210
	UPB	2023	2022	2021	2020	2019	Pre 2019	Total
December 31, 2023
Current	$9,632,399	$565,544	$3,340,903	$3,400,336	$488,508	$877,362	$872,070	$9,544,723
30 - 59 days past due	172,355	551	59,879	80,545	507	22,557	7,101	171,140
60+ days past due	975,435	15,250	267,571	190,180	86,285	133,619	222,717	915,622
Total Loans, net	$10,780,189	$581,345	$3,668,353	$3,671,061	$575,300	$1,033,538	$1,101,888	$10,631,485
The table below presents delinquency information on loans, net by portfolio.

(in thousands)	Current	30 - 59 days past due	60+ days past due	Total	Non-Accrual Loans	90+ days past due and Accruing
December 31, 2024
Bridge	$4,732,393	$93,078	$276,236	$5,101,707	$366,890	$88,396
Fixed rate	840,951	8,421	33,295	882,667	33,295	—
Construction	691,655	—	41,621	733,276	60,018	—
SBA - 7(a)	1,160,844	27,124	33,650	1,221,618	64,687	—
Other	361,804	2,665	4,473	368,942	1,871	973
Total Loans, net	$7,787,647	$131,288	$389,275	$8,308,210	$526,761	$89,369
Percentage of loans outstanding	93.7%	1.6%	4.7%	100%	6.3%	1.1%
December 31, 2023
Bridge	$6,169,893	$87,047	$521,840	$6,778,780	$338,982	$—
Fixed rate	978,897	21,772	23,277	1,023,946	13,928	—
Construction	778,708	49,626	348,579	1,176,913	241,751	82,781
Freddie Mac	9,500	—	—	9,500	2,674	—
SBA - 7(a)	1,166,695	8,518	16,786	1,191,999	30,549	40
Other	441,030	4,177	5,140	450,347	6,005	—
Total Loans, net	$9,544,723	$171,140	$915,622	$10,631,485	$633,889	$82,821
Percentage of loans outstanding	89.8%	1.6%	8.6%	100%	6.0%	0.8%
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
The collateral concentration of the loan portfolio considers economic factors or events may have a more pronounced impact on certain sectors or property types.

The table below presents quantitative information on the credit quality of loans, net.

	LTV(1)
(in thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
December 31, 2024
Bridge	$—	$103,364	$553,768	$3,230,535	$471,137	$742,903	$5,101,707
Fixed rate	1,348	29,799	379,043	446,246	26,231	—	882,667
Construction	27,973	4,725	90,615	160,507	17,892	431,564	733,276
SBA - 7(a)	14,222	65,279	184,965	354,891	219,371	382,890	1,221,618
Other	105,417	116,848	61,974	62,662	16,661	5,380	368,942
Total Loans, net	$148,960	$320,015	$1,270,365	$4,254,841	$751,292	$1,562,737	$8,308,210
Percentage of loans outstanding	1.8%	3.9%	15.3%	51.2%	9.0%	18.8%	100.0%
December 31, 2023
Bridge	$2,308	$97,307	$754,311	$5,766,847	$82,063	$75,944	$6,778,780
Fixed rate	5,222	36,019	448,847	512,325	18,343	3,190	1,023,946
Construction	25,173	94,850	532,207	352,894	118,959	52,830	1,176,913
Freddie Mac	—	—	2,993	6,507	—	—	9,500
SBA - 7(a)	10,522	55,635	171,188	400,884	223,882	329,888	1,191,999
Other	127,303	159,378	81,172	67,263	13,406	1,825	450,347
Total Loans, net	$170,528	$443,189	$1,990,718	$7,106,720	$456,653	$463,677	$10,631,485
Percentage of loans outstanding	1.6%	4.2%	18.7%	66.8%	4.3%	4.4%	100.0%
(1)LTV is calculated by dividing the current UPB by the most recent collateral value received. The most recent value for performing loans is often the third-party as-is valuation utilized during the original underwriting process.
The table below presents the geographic concentration of loans, net, secured by real estate.

Geographic Concentration (% of UPB)	December 31, 2024	December 31, 2023
Texas	19.3%	18.6%
California	10.8	11.4
Florida	7.9	6.4
Arizona	7.7	6.1
Oregon	7.3	5.9
Georgia	6.7	7.1
New York	4.8	4.8
North Carolina	4.0	4.1
Illinois	3.1	3.7
Washington	3.1	3.4
Other	25.3	28.5
Total	100.0%	100.0%
The table below presents the collateral type concentration of loans, net.

Collateral Concentration (% of UPB)	December 31, 2024	December 31, 2023
Multi-family	60.1%	60.9%
SBA	14.6	11.4
Mixed Use	9.5	8.4
Industrial	4.8	4.3
Retail	4.1	4.3
Office	3.2	4.4
Lodging	2.0	1.6
Other	1.7	4.7
Total	100.0%	100.0%

The table below presents the collateral type concentration of SBA loans within loans, net.

Collateral Concentration (% of UPB)	December 31, 2024	December 31, 2023
Lodging	20.9%	23.4%
Gasoline Service Stations	12.0	12.8
Eating Places	6.5	6.2
Child Day Care Services	5.7	5.6
Offices of Physicians	3.7	4.1
General Freight Trucking, Local	3.0	3.5
Grocery Stores	2.3	2.3
Coin-Operated Laundries and Drycleaners	1.4	1.9
Car Washes	1.1	1.0
Funeral Service & Crematories	1.0	1.4
Other	42.4	37.8
Total	100.0%	100.0%
Allowance for credit losses
The allowance for credit losses consists of the allowance for losses on loans and lending commitments accounted for at amortized cost. Such loans and lending commitments are reviewed quarterly considering credit quality indicators, including probable and historical losses, collateral values, LTV ratios, and economic conditions.
The table below presents the allowance for loan losses by loan product and impairment methodology.

(in thousands)	Bridge	Fixed rate	Construction	SBA - 7(a)	Other	Total
December 31, 2024
General	$126,471	$3,156	$493	$18,825	$1,523	$150,468
Specific	43,974	1,958	137,812	3,262	631	187,637
PCD	—	—	1,834	—	—	1,834
Ending balance	$170,445	$5,114	$140,139	$22,087	$2,154	$339,939
December 31, 2023
General	$17,302	$7,884	$3,722	$12,679	$2,886	$44,473
Specific	18,939	5,714	5,726	5,188	143	35,710
PCD	—	—	21,422	—	—	21,422
Ending balance	$36,241	$13,598	$30,870	$17,867	$3,029	$101,605
The table below presents a summary of the changes in the allowance for loan losses.

(in thousands)	Bridge	Fixed rate	Construction	SBA - 7(a)	Other	Total
Year Ended December 31, 2024
Beginning balance	$36,241	$13,598	$30,870	$17,867	$3,029	$101,605
Provision for (recoveries of) loan losses	134,300	(4,364)	114,069	8,959	(809)	252,155
Charge-offs and sales	(96)	(4,120)	(4,800)	(5,511)	(66)	(14,593)
Recoveries				772		772
Ending balance	$170,445	$5,114	$140,139	$22,087	$2,154	$339,939
Year Ended December 31, 2023
Beginning balance	$49,905	$6,531	$17,334	$14,299	$2,450	$90,519
Provision for (recoveries of) loan losses	(13,045)	8,571	6,363	5,598	1,185	8,672
PCD(1)	—	—	32,862	—	—	32,862
Charge-offs and sales	(619)	(1,504)	(25,689)	(2,217)	(606)	(30,635)
Recoveries	—	—	—	187	—	187
Ending balance	$36,241	$13,598	$30,870	$17,867	$3,029	$101,605
(1)Includes impact of measurement period adjustment related to the Broadmark Merger. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Broadmark Merger.
The table above excludes $0.8 million and $0.7 million of allowance for loan losses on unfunded lending commitments as of December 31, 2024 and December 31, 2023, respectively. Refer to Note 3 – Summary of Significant Accounting
Policies for more information on accounting policies, methodologies and judgment applied to determine the allowance for loan losses and lending commitments.

Non-accrual loans
A loan is placed on nonaccrual status when it is probable that principal and interest will not be collected under the original contractual terms. At that time, interest income is no longer accrued.
The table below presents information on non-accrual loans.

(in thousands)	December 31, 2024	December 31, 2023
Non-accrual loans
With an allowance	$509,752	$607,180
Without an allowance	17,009	26,709
Total recorded carrying value of non-accrual loans	$526,761	$633,889
Allowance for loan losses related to non-accrual loans	$(125,218)	$(50,796)
UPB of non-accrual loans	$654,526	$688,282
Interest income on non-accrual loans for the year ended	$47,192	$12,282
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
Year ended December 31, 2024. During the year ended December 31, 2024, the Company entered into 65 loan modifications with an aggregate carrying value of $1.0 billion, or 12.4% of total loans, net. These modified loans include a combination of changes to the contractual terms which were in the form of term extensions, other-than-insignificant payment delays, and interest reductions.
There were 30 loans with an aggregate carrying value of $688.8 million, or 8.2% of loans, net, that were modified to include both term extensions and interest payment deferrals. The term extensions ranged between 3 and 125 months with a weighted average of 16 months added to the original loan term. Included within these modifications was 1 SBA loan with a carrying value of less than $0.1 million with a 125 month term extension, which is included in the range mentioned above. Interest payment deferrals ranged between 7 and 38 months with a weighted average of 19 months and include payments for periods before the modification date. Payment modifications include the reduction of interest payments to equal excess net operating income with the difference between the original rate and the interest collected due at maturity. In most cases, cash management accounts are set up for the loans and default interest is waived. There were 8 loans with an aggregate carrying value of $137.0 million, or 1.7% of loans, net that were modified to include interest payments deferrals which ranged between 7 and 25 months with a weighted average of 15 months and include payments for periods before the modification date. Payment modifications include the reduction of interest payments to equal excess net operating income with the difference between the original rate and the interest collected due at maturity.
In most cases, cash management accounts are set up for the loans and default interest is waived. There was 1 loan with a carrying value of $73.9 million, or 0.9% of loans, net that was modified to include both an 18 month term extension added to the original loan term and an interest rate reduction from SOFR + 3.25% to a fixed rate of 6.0% from June 2024 to December 2024 and 6.5% from January 2025 to July 2025. There was 1 loan with a carrying value of $62.7 million, or
0.8% of loans, net that was modified to include an 18 month term extension added to the original loan term, a 22 month interest payment deferral, and an interest rate reduction from SOFR + 3.30% to SOFR + 0.50% from October 2024 to
August 2025 and to SOFR + 1.00% from September 2025 to August 2026. There were 24 loans with an aggregate carrying value of $58.4 million, or 0.7% of loans, net that were modified to include term extensions which ranged between 2 and 120 months with a weighted average of 13 months added to the original loan term. Included within these modifications was 1 SBA loan with a carrying value of less than $0.1 million with a 120 month term extension, which is included in the range mentioned above. There was 1 loan with a carrying value of $10.4 million, or 0.1% of loans, net that was modified to include an interest rate reduction from SOFR + 5.00% to a fixed rate of 6.0% effective June 2024.
Of the loans that were modified during the year ended December 31, 2024, the majority were on accrual status. During the year ended December 31, 2024, $12.2 million of total capital was invested by the borrowers, substantially all in the form of payment towards past due interest, principal or contribution to various reserve accounts.
Year ended December 31, 2023. During the year ended December 31, 2023, the Company entered into 21 loan modifications with an aggregate carrying value of $468.6 million, or 4.4% of total loans, net. These modified loans include a combination of changes to the contractual terms which were in the form of term extensions and other-than-
insignificant payment delays.

There were 15 loans with an aggregate carrying value of $431.5 million, or 4.1% of loans, net that were modified by term extensions. The term extensions ranged between 9 and 120 months with a weighted average of 18 months added to the original loan term. The largest loan with a carrying value of $380.1 million was modified in May 2023 to extend the maturity date of the loan from June 2023 to December 2024, or 18 months. The borrower was required to contribute
$17.0 million, or 4.5% of the total carrying value of the loan, towards various reserve accounts. There was 1 SBA loan with a carrying value of  $0.1 million with a 10 year term extension, which is included in the range. There were 3 loans with an aggregate carrying value of $36.6 million, or 0.3% of loans, net, that were modified to include both term extensions and interest payment deferrals. The term extensions ranged between 10 and 18 months with a weighted average of 17 months added to the original loan term. The payment deferrals ranged between 10 and 12 months with a weighted average of 12 months. There were 3 loans with an aggregate carrying value of $0.5 million, or less than 0.1%
of loans, net that were modified by interest payment deferrals. The payment deferrals ranged between 6 and 9 months with a weighted average of 7 months.
Of the loans that were modified during the year ended December 31, 2023, substantially all were on accrual status as of
December 31, 2024.
The remaining elements of the Company’s modification programs are generally considered insignificant and do not have a material impact on financial results.
Allowance for loan losses. The Company’s allowance for loan losses reflects estimates of expected life-time loan losses, which considers historical loan losses including losses from modified loans to borrowers experiencing financial difficulty. The Company continues to estimate the allowance for loan losses after modification using loan-specific inputs. As of December 31, 2024 and December 31, 2023, substantially all of the modified loans were performing in accordance with the modified contractual terms.
Loans with modifications disclosed in the previous twelve months are performing in accordance with their modified terms as of December 31, 2024, except for 12 loans with a carrying value of $43.7 million which did not make payments in accordance with their modified terms during the three months ended December 31, 2024.
On loans for which the Company determines foreclosure of the collateral is probable, expected losses are measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. As of December 31, 2024 and December 31, 2023, the Company’s total carrying amount of loans in the foreclosure process was $8.4 million and $95.0 million, respectively.
Lending commitments. For the year ended December 31, 2024, lending commitments to borrowers experiencing financial difficulty for which the Company has modified the loan terms were $20.9 million. For the year ended
December 31, 2023, lending commitments to borrowers experiencing financial difficulty for which the Company has modified the loan terms was not material.
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
The Company did not acquire any PCD loans during the three months ended December 31, 2024 or December 31, 2023.
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
The final purchase price allocation associated with the closing of the Mosaic Mergers valued the CERs at approximately
$25.0 million or $0.83 per CER. As of December 31, 2024, the CERs were valued at zero.
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
The table below presents financial instruments carried at fair value on a recurring basis.

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets:
Money market funds (1)	$86,637	$—	$—	$86,637
Loans, net	—	—	3,533	3,533
Loans, held for sale	—	125,781	2,750	128,531
PPP loans (2)	—	1,340	—	1,340
MBS	—	31,006	—	31,006
Derivative instruments	—	7,963	—	7,963
Investment in unconsolidated joint ventures	—	—	6,577	6,577
Preferred equity investment (3)	—	—	92,810	92,810
Total assets	$86,637	$166,090	$105,670	$358,397

Liabilities:
Derivative instruments	—	352	—	352
Contingent consideration	—	—	573	573
Total liabilities	$—	$352	$573	$925
December 31, 2023
Assets:
Money market funds (1)	$100,238	$—	$—	$100,238
Loans, net	—	—	9,348	9,348
Loans, held for sale	—	81,599	—	81,599
PPP loans (2)	—	165	—	165
MBS	—	27,436	—	27,436
Derivative instruments	—	2,404	—	2,404
Investment in unconsolidated joint ventures	—	—	7,360	7,360
Preferred equity investment (3)	—	—	108,423	108,423
Total assets	$100,238	$111,604	$125,131	$336,973

Liabilities:
Derivative instruments	—	212	—	212
Contingent consideration	—	—	7,628	7,628
Total liabilities	$—	$212	$7,628	$7,840
(1) Money market funds are included in cash and cash equivalents on the consolidated balance sheets
(2) PPP loans are included in other assets on the consolidated balance sheets
(3) Preferred equity investment held through consolidated joint ventures is included in assets of consolidated VIEs on the consolidated balance sheets
The table below presents the valuation techniques and significant unobservable inputs used to value Level 3 financial instruments, using third party information without adjustment.

(in thousands)	Fair Value	Predominant Valuation Technique (1)	Type	Range	Weighted Average
December 31, 2024
Assets:
Investment in unconsolidated joint ventures	$6,577	Income Approach	Discount rate	9.0%	9.0%
Preferred equity investment	$92,810	Income Approach	Discount rate	12.0%	12.0%
Total assets	$99,387
Liabilities:
Contingent consideration- Madison One	573	Monte Carlo Simulation Model	Net income volatility | Risk- adjusted discount rate	66.0% | 44.3%	66.0% | 44.3%
Total liabilities	$573
December 31, 2023
Assets:
Investment in unconsolidated joint ventures	$7,360	Income Approach	Discount rate	9.0%	9.0%
Preferred equity investment	$108,423	Income Approach	Discount rate	10.0%	10.0%
Total assets	$115,783
Liabilities:
Contingent consideration- Mosaic CER dividends	$1,591	Monte Carlo Simulation Model	Equity volatility | Risk-free rate of return | Discount rate	30.0% |4.7% | 11.5%	30.0% | 4.7% | 11.5%
Contingent consideration- Mosaic CER units	$6,037	Income approach and PWERM Model	Revaluation discount rate | Discount rate	12.0% | 11.5%	12.0% | 11.5%
Total liabilities	$7,628
(1) Prices are weighted based on the UPB of the loans and securities included in the range for each class.
Included within Level 3 assets of $105.7 million as of December 31, 2024 and $125.1 million as of December 31, 2023, is $6.3 million and $9.3 million, respectively, of quoted or transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value.

The table below presents a summary of changes in fair value for Level 3 assets and liabilities.

	Year Ended December 31,
(in thousands)	2024	2023
Assets:
Loans, net
Beginning balance	$9,348	$9,786
Purchases or Originations	383	—
Unrealized gains (losses), net	(1,021)	(438)
Mergers and acquisitions (1)	4,851	—
Transfer to (from) Level 3	(10,028)	—
Ending balance	$3,533	$9,348
Loans, held for sale
Beginning balance	—	60,924
Sales / Principal payments	(4,009)	(22)
Unrealized gains (losses), net	(2,386)	(3,870)
Transfer to loans, held for investment	$—	(57,032)
Transfer to (from) Level 3	$9,145	$—
Ending balance	$2,750	$—
Investment in unconsolidated joint ventures
Beginning balance	7,360	8,094
Unrealized gains (losses), net	(783)	(734)
Ending balance	$6,577	$7,360
Preferred equity investment (2)
Beginning balance	108,423	108,423
Unrealized gains (losses), net	(15,613)	—
Ending balance	$92,810	$108,423
Total assets
Beginning balance	125,131	187,227
Purchases or Originations	383	—
Sales / Principal payments	(4,009)	(22)
Unrealized gains (losses), net	(19,803)	(5,042)
Mergers and acquisitions (1)	4,851	—
Transfer to loans, held for investment	—	(57,032)
Transfer to (from) Level 3	(883)	—
Ending balance	$105,670	$125,131
Liabilities:
Contingent consideration
Beginning balance	7,628	28,500
Sales / Principal payments	—	(9,000)
Realized (gains) losses, net	(9,109)	—
Unrealized (gains) losses, net	(1,872)	(11,872)
Mergers and acquisitions (3)	$3,926	$—
Ending balance	$573	$7,628
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
Financial instruments not carried at fair value
The table below presents the carrying value and estimated fair value of financial instruments that are not carried at fair value and are classified as Level 3.

	December 31, 2024		December 31, 2023
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Loans, net	$8,304,677	$8,426,700	$10,622,137	$10,380,893
Loans, held for sale	113,095	113,095	—	—
Servicing rights	128,440	141,513	102,837	113,715
Total assets	$8,546,212	$8,681,308	$10,724,974	$10,494,608
Liabilities:
Secured borrowings	2,035,176	2,035,176	2,102,075	2,102,075
Securitized debt obligations of consolidated VIEs, net	3,580,513	3,532,765	5,068,453	5,022,057
Senior secured notes, net	437,847	421,427	345,127	317,239
Guaranteed loan financing	691,118	724,747	844,540	889,744
Corporate debt, net	895,265	865,380	764,908	731,104
Total liabilities	$7,639,919	$7,579,495	$9,125,103	$9,062,219
As of both December 31, 2024 and December 31, 2023, other assets and accounts payable and accrued liabilities are not carried at fair value but generally approximate fair value. Further details are presented in Note 18 – Other Assets and
Other Liabilities.
Note 8. Servicing Rights
The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The
Company’s servicing fees are specified by pooling and servicing agreements.
The table below presents information about servicing rights at amortized cost.

	Year Ended December 31,
(in thousands)	2024	2023
SBA
Beginning net carrying amount	$29,536	$19,756
Additions	16,889	6,976
Amortization	(5,103)	(3,450)
Recovery (impairment)	(2,095)	6,254
Ending net carrying amount	$39,227	$29,536
Multi-family
Beginning net carrying amount	73,301	67,361
Additions	6,277	16,655
Amortization	(11,582)	(10,715)
Ending net carrying amount	$67,996	$73,301
USDA
Beginning net carrying amount	—	—
Additions	17,987	—
Amortization	(1,419)	—
Impairment	(103)	—
Ending net carrying amount	$16,465	$—
Small business loans
Beginning net carrying amount	—	—
Additions	6,422	—
Amortization	(1,670)	—
Ending net carrying amount	$4,752	$—
Total servicing rights	$128,440	$102,837
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
The table below presents additional information about servicing rights at amortized cost.

	As of December 31, 2024		As of December 31, 2023
(in thousands)	UPB	Carrying Value	UPB	Carrying Value
SBA	$1,779,233	$39,227	$1,208,201	$29,536
Multi-family	6,160,486	67,996	5,689,872	73,301
USDA	599,362	16,465	—	—
Small business loans	494,609	4,752	—	—
Total	$9,033,690	$128,440	$6,898,073	$102,837
The table below presents significant assumptions used in the estimated valuation of servicing rights at amortized cost.

	December 31, 2024				December 31, 2023
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA
Forward prepayment rate	9.9%	-	21.6%	10.6%	0.0%	-	4.5%	4.4%
Forward default rate	0.0%	-	6.8%	6.6%	0.0%	-	7.3%	7.0%
Discount rate	11.9%	-	21.8%	12.2%	14.4%	-	22.9%	14.6%
Servicing expense	0.4%	-	0.4%	0.4%	0.4%	-	0.4%	0.4%

Multi-family
Forward prepayment rate	0.0%	-	7.3%	6.7%	0.0%	-	6.5%	5.4%
Forward default rate	0.0%	-	1.0%	0.6%	0.0%	-	0.9%	0.6%
Discount rate	5.5%	-	6.0%	5.8%	6.0%	-	6.0%	6.0%
Servicing expense	0.0%	-	0.8%	0.1%	0.0%	-	0.8%	0.1%

USDA (1)
Forward prepayment rate	12.2%	-	12.2%	12.2%	N/A		N/A	N/A
Discount rate	4.9%	-	5.2%	5.1%	N/A		N/A	N/A
Servicing expense	0.1%	-	0.3%	0.2%	N/A		N/A	N/A

Small business loans (2)
Discount rate	6.0%	-	6.0%	6.0%	N/A		N/A	N/A
Servicing expense	0.5%	-	0.5%	0.5%	N/A		N/A	N/A
(1) Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Madison One Acquisition.
(2) Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Funding Circle Acquisition.
Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The table below presents the possible impact of 10% and 20% adverse changes to key assumptions on servicing rights.

(in thousands)	December 31, 2024	December 31, 2023
SBA
Forward prepayment rate
Impact of 10% adverse change	$(1,273)	$(543)
Impact of 20% adverse change	$(2,473)	$(1,069)
Forward default rate
Impact of 10% adverse change	$(192)	$(165)
Impact of 20% adverse change	$(382)	$(328)
Discount rate
Impact of 10% adverse change	$(1,349)	$(1,530)
Impact of 20% adverse change	$(2,605)	$(2,922)
Servicing expense
Impact of 10% adverse change	$(2,545)	$(2,047)
Impact of 20% adverse change	$(5,091)	$(4,095)
Multi-family
Forward prepayment rate
Impact of 10% adverse change	$(530)	$(491)
Impact of 20% adverse change	$(1,041)	$(965)
Forward default rate
Impact of 10% adverse change	$(14)	$(14)
Impact of 20% adverse change	$(28)	$(29)
Discount rate
Impact of 10% adverse change	$(2,132)	$(2,320)
Impact of 20% adverse change	$(4,161)	$(4,524)
Servicing expense
Impact of 10% adverse change	$(2,519)	$(2,587)
Impact of 20% adverse change	$(5,037)	$(5,173)
USDA
Forward prepayment rate
Impact of 10% adverse change	$(958)	$—
Impact of 20% adverse change	$(1,829)	$—
Discount rate
Impact of 10% adverse change	$(399)	$—
Impact of 20% adverse change	$(782)	$—
Servicing expense
Impact of 10% adverse change	$(681)	$—
Impact of 20% adverse change	$(1,362)	$—
Small business loans
Discount rate
Impact of 10% adverse change	$(28)	$—
Impact of 20% adverse change	$(58)	$—
Servicing expense
Impact of 10% adverse change	$(300)	$—
Impact of 20% adverse change	$(600)	$—
The table below presents estimated future amortization expense for servicing rights.

(in thousands)	December 31, 2024
2025	$22,809
2026	19,256
2027	16,202
2028	13,865
2029	11,997
Thereafter	44,311
Total	$128,440
Note 9. Discontinued Operations and Assets and Liabilities Held for Sale
In the fourth quarter of 2023, the Board approved a plan to strategically shift the Company’s core focus to LMM commercial real estate lending and small business loans, which contemplates the disposition of assets and liabilities of the Company’s residential mortgage banking segment. Accordingly, the then Residential Mortgage Banking segment met the criteria to be classified as held for sale on the consolidated balance sheets, presented as discontinued operations on the consolidated statements of operations, and excluded from continuing operations for all periods presented. In the second and fourth quarters of 2024, the Company sold $4.7 billion and $2.9 billion of residential mortgage servicing rights for net proceeds of $61.8 million and $47.4 million as part of the Company’s disposition of its residential mortgage banking segment. The Company expects to complete the disposition of its residential mortgage banking segment in the first quarter of 2025.
The table below presents the assets and liabilities of the Residential Mortgage Banking segment classified as held for sale.

(in thousands)	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$24,328	$13,694
Restricted cash	5,464	6,314
Loans, net	222	2,778
Loans, held for sale	158,152	133,204
Loans eligible for repurchase from Ginnie Mae	14,107	86,872
Derivative instruments	—	847
Servicing rights(1)	55,582	188,855
Other assets	29,740	22,032
Total Assets	$287,595	$454,596
Liabilities
Secured borrowings	$190,333	$230,965
Liabilities for loans eligible for repurchase from Ginnie Mae	14,107	86,872
Derivative instruments	1,443	1,321
Accounts payable and other accrued liabilities	22,852	13,999
Total Liabilities	$228,735	$333,157
(1)Servicing rights are Level 3 assets that had been measured at fair value using the income approach valuation technique. Refer to Note 7- Fair value measurements for further details.
The table below presents the operating results of the Residential Mortgage Banking segment presented as discontinued
operations.

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Interest income	$9,432	$7,148	$7,953
Interest expense	(11,502)	(7,655)	(8,414)
Net interest expense	$(2,070)	$(507)	$(461)
Non-interest income
Residential mortgage banking activities	35,966	33,439	23,973
Net realized gain (loss) on financial instruments	24,602	—	—
Net unrealized gain (loss) on financial instruments	(40,394)	(15,426)	46,063
Servicing income, net of amortization and impairment	30,411	37,181	34,497
Other income	15	47	38
Total non-interest income	$50,600	$55,241	$104,571
Non-interest expense
Employee compensation and benefits	(20,531)	(19,177)	(24,237)
Variable expenses on residential mortgage banking activities	(32,139)	(21,822)	(4,340)
Professional fees	(1,588)	(641)	(791)
Loan servicing expense	(9,567)	(10,130)	(9,222)
Other operating expenses	(9,237)	(6,743)	(7,650)
Total non-interest expense	$(73,062)	$(58,513)	$(46,240)
Income (loss) from discontinued operations before provision for income taxes	(24,532)	(3,779)	57,870
Income tax (provision) benefit	6,133	945	(14,258)
Net income (loss) from discontinued operations	$(18,399)	$(2,834)	$43,612
Note 10. Secured Borrowings

The table below presents certain characteristics of secured borrowings.

					Pledged Assets	Carrying Value December 31,
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	2024	2023
3	SBA loans	March 2025-November 2025	SOFR + 2.84% Prime - 0.82%	$285,000	$315,507	$250,601	$117,115
1	LMM loans - USD	February 2026	SOFR + 1.35%	80,000	36,249	35,931	20,729
1	LMM loans - Non-USD (4)	January 2027	EURIBOR + 3.00%	208,312	35,936	30,513	12,079
Total borrowings under credit facilities and other financing agreements				$573,312	$387,692	$317,045	$149,923
9	LMM loans	March 2025 - November 2026	SOFR + 3.17%	3,806,000	2,245,847	1,482,085	1,677,885
1	LMM loans - Non-USD (4)	Matured	EURIBOR + 3.00%	—	—	—	45,031
7	MBS	January 2025 - June 2025	7.59%	236,046	458,346	236,046	229,236
Total borrowings under repurchase agreements				$4,042,046	$2,704,193	$1,718,131	$1,952,152
Total secured borrowings				$4,615,358	$3,091,885	$2,035,176	$2,102,075
(1)Represents the total number of facility lenders.
(2)Current maturity does not reflect extension options available beyond original commitment terms.
(3)Asset class pricing is determined using an index rate plus a weighted average spread.
(4)Non-USD denominated credit facilities and repurchase agreements have been converted into USD for purposes of this disclosure.
In the table above, the agreements governing secured borrowings require maintenance of certain financial and debt covenants. As of both December 31, 2024 and December 31, 2023, certain financing counterparties covenants calculations were amended to exclude the PPPLF from certain covenant calculations. As of both December 31, 2024 and
December 31, 2023 the Company was in compliance with all debt and financial covenants.
The table below presents the carrying value of collateral pledged with respect to secured borrowings outstanding.

	Pledged Assets Carrying Value
(in thousands)	December 31, 2024	December 31, 2023
Collateral pledged - borrowings under credit facilities and other financing agreements
Loans, held for sale	$36,249	$43,365
Loans, net	351,443	169,147
Total	$387,692	$212,512
Collateral pledged - borrowings under repurchase agreements
Loans, net	2,036,311	2,560,725
MBS	21,729	20,770
Retained interest in assets of consolidated VIEs	436,617	356,772
Loans, held for sale	81,708	9,349
Real estate acquired in settlement of loans	127,828	160,455
Total	$2,704,193	$3,108,071
Total collateral pledged on secured borrowings	$3,091,885	$3,320,583
Note 11. Senior Secured Notes and Corporate Debt, net
Senior secured notes, net
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
As of December 31, 2024, the Company was in compliance with all covenants with respect to the Senior Secured Notes and the Term Loan.
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

As of December 31, 2024, the Company was in compliance with all covenants with respect to its Corporate debt.
The Debt ATM Agreement
On May 20, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B.
Riley Securities, Inc. (the “Agent”), pursuant to which it may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in
Rule 415 under the Securities Act (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and the Company. No such sales through the Debt ATM
Program were made during the years ended December 31, 2024 or December 31, 2023, respectively.
The table below presents information about senior secured notes and corporate debt issued through public and private transactions.

(in thousands)	Coupon Rate	Maturity Date	December 31, 2024
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Term loan principal amount(2)	SOFR + 5.50%	4/12/2029	95,000
Unamortized discount - Senior secured notes			(2,456)
Unamortized deferred financing costs - Term loan			(4,697)
Total senior secured notes, net			$437,847
Corporate debt principal amount(3)	5.50%	12/30/2028	110,000
Corporate debt principal amount(4)	6.20%	7/30/2026	104,614
Corporate debt principal amount(4)	5.75%	2/15/2026	206,270
Corporate debt principal amount(5)	6.125%	4/30/2025	120,000
Corporate debt principal amount(6)	7.375%	7/31/2027	100,000
Corporate debt principal amount(7)	5.00%	11/15/2026	100,000
Corporate debt principal amount(8)	9.00%	12/15/2029	130,000
Unamortized discount - corporate debt			(8,318)
Unamortized deferred financing costs - corporate debt			(3,551)
Junior subordinated notes principal amount(9)	SOFR + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(10)	SOFR + 3.10%	4/30/2035	21,250
Total corporate debt, net			$895,265
Total carrying amount of debt			$1,333,112
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
(8)Interest on the corporate debt is payable quarterly on March 15, June 15, September 15, and December 15 of each year.
(9)Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(10) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.
The table below presents the contractual maturities for senior secured notes and corporate debt.

(in thousands)	December 31, 2024
2025	$120,000
2026	760,884
2027	100,000
2028	110,000
2029	225,000
Thereafter	36,250
Total contractual amounts	$1,352,134
Unamortized deferred financing costs, discounts, and premiums, net	(19,022)
Total carrying amount of debt	$1,333,112
Note 12. Guaranteed Loan Financing
Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment in the consolidated balance sheets and the portion sold is recorded as guaranteed loan financing in the liabilities section of the consolidated balance sheets. For these partial loan sales, the interest earned on the entire loan balance is recorded as interest income and the interest earned by the buyer in the partial loan sale is recorded within interest expense in the accompanying consolidated statements of operations. Guaranteed loan financings are secured by loans of $691.0 million and $845.0 million as of December 31, 2024 and December 31, 2023, respectively.
The table below presents guaranteed loan financing and the related interest rates and maturity dates.

(in thousands)	Weighted Average Interest Rate	Range of Interest Rates	Range of Maturities (Years)	Ending Balance
December 31, 2024	8.69%	1.45-10.00%	2025-2048	$691,118
December 31, 2023	9.17%	1.45-10.50%	2023-2048	$844,540
The table below presents the contractual maturities of guaranteed loan financing.

(in thousands)	December 31, 2024
2025	$226
2026	1,325
2027	5,857
2028	6,601
2029	10,964
Thereafter	666,145
Total	$691,118
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
Consolidated VIEs
The Company consolidates variable interests held in an acquired joint venture investment for which it is the primary beneficiary. The equity held by the remaining owners and their portions of net income (loss) are reflected in stockholders’ equity on the consolidated balance sheets as Non-controlling interests and in the consolidated statements of operations as Net income attributable to noncontrolling interests, respectively. As of December 31, 2024 and
December 31, 2023, income and expenses on joint venture investments identified as consolidated VIEs were not material.

The table below presents assets and liabilities of consolidated VIEs.

(in thousands)	December 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$—	$671
Restricted cash	8,411	93,240
Loans, net	4,930,061	6,611,325
Preferred equity investment (1)	92,810	108,423
Accrued interest (1)	140,607	80,098
Other assets	3,406	3,388
Total assets	$5,175,295	$6,897,145
Liabilities:
Securitized debt obligations of consolidated VIEs, net	3,580,513	5,068,453
Due to third parties (2)	4,116	2,944
Accounts payable and other accrued liabilities (2)	93	34
Total liabilities	$3,584,722	$5,071,431
(1)Preferred equity investment and Accrued interest held through consolidated VIEs are included in Assets of consolidated VIEs on the consolidated balance sheets.
(2)Due to third parties and Accounts payable and other accrued liabilities held through consolidated VIEs are included in Liabilities of consolidated VIEs on the consolidated balance sheets.
Securitization-related VIEs
Company sponsored securitizations. In a securitization transaction, assets are transferred to a trust, which generally meets the definition of a VIE. The Company’s primary securitization activity is in the form of LMM and SBL loan securitizations, conducted through securitization trusts, which are typically consolidated, as the company is the primary beneficiary.
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
The consolidation of securitization transactions includes the senior securities issued to third parties which are shown as securitized debt obligations of consolidated VIEs in the consolidated balance sheets.

The table below presents additional information on the Company’s securitized debt obligations.

	December 31, 2024			December 31, 2023
(in thousands)	Current Principal Balance	Carrying value	Weighted Average Interest Rate	Current Principal Balance	Carrying value	Weighted Average Interest Rate
ReadyCap Lending Small Business Trust 2019-2	$18,189	$18,189	7.9%	$32,175	$32,175	7.6%
ReadyCap Lending Small Business Trust 2023-3	101,004	99,390	8.4	121,527	119,308	8.5
Sutherland Commercial Mortgage Trust 2017-SBC6	—	—	—	1,550	1,532	5.0
Sutherland Commercial Mortgage Trust 2019-SBC8	89,496	88,231	2.9	105,281	103,733	2.9
Sutherland Commercial Mortgage Trust 2021-SBC10	60,816	59,907	1.6	81,214	79,952	1.6
ReadyCap Commercial Mortgage Trust 2015-2	—	—	—	1,902	1,753	5.1
ReadyCap Commercial Mortgage Trust 2016-3	6,401	6,289	5.3	9,038	8,723	5.2
ReadyCap Commercial Mortgage Trust 2018-4	46,980	45,707	4.6	53,052	51,309	4.5
ReadyCap Commercial Mortgage Trust 2019-5	68,125	64,209	5.0	88,520	83,529	4.7
ReadyCap Commercial Mortgage Trust 2019-6	168,946	165,943	3.5	199,379	195,496	3.4
ReadyCap Commercial Mortgage Trust 2022-7	190,426	184,852	4.1	195,866	188,995	4.2
Ready Capital Mortgage Financing 2021-FL5	75,970	75,970	7.3	273,681	273,623	6.6
Ready Capital Mortgage Financing 2021-FL6	206,377	206,377	6.7	417,782	416,467	6.4
Ready Capital Mortgage Financing 2021-FL7	423,529	423,529	7.0	586,117	583,771	6.7
Ready Capital Mortgage Financing 2022-FL8	587,693	587,625	7.5	808,671	805,220	7.0
Ready Capital Mortgage Financing 2022-FL9	328,522	328,090	8.5	511,622	505,917	8.1
Ready Capital Mortgage Financing 2022-FL10	576,655	573,924	8.2	654,116	646,141	7.8
Ready Capital Mortgage Financing 2023-FL11	322,630	321,742	8.2	473,481	468,307	8.2
Ready Capital Mortgage Financing 2023-FL12	331,692	330,437	8.2	507,646	500,882	8.0
Total	$3,603,451	$3,580,411	7.1%	$5,122,620	$5,066,833	6.9%
The table above excludes non-company sponsored securitized debt obligations of $0.1 million and $1.6 million that are included in the consolidated balance sheets as of December 31, 2024 and December 31, 2023, respectively.
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
Unconsolidated VIEs
The Company does not consolidate variable interests held in an acquired joint venture investment accounted for as an equity method investment as it does not have the power to direct the activities that most significantly impact their economic performance and therefore, the Company only accounts for its specific interest in them.
The table below reflects variable interests in identified VIEs for which the Company is not the primary beneficiary.

	Carrying Amount		Maximum Exposure to Loss (1)
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
MBS (2)	$28,233	$26,301	$28,233	$26,301
Investment in unconsolidated joint ventures	161,561	133,321	161,561	133,321
Total assets in unconsolidated VIEs	$189,794	$159,622	$189,794	$159,622
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
The table below presents the components of interest income and expense.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Interest income
Loans, net
Bridge	$554,723	$654,670	$414,308
Fixed rate	46,894	50,706	54,998
Construction	106,383	93,483	28,234
SBA - 7(a)	121,108	88,205	43,571
PPP (1)	635	10,350	54,518
Other	31,070	33,158	38,797
Total loans, net (2)	$860,813	$930,572	$634,426
Loans, held for sale
Fixed rate	517	2,279	7,581
Construction	8,285	—	—
SBA - 7(a)	8,504	—	—
Other	1,098	620	1,009
Total loans, held for sale (2)	$18,404	$2,899	$8,590
Loans, held at fair value
Other	753	—	—
Total loans, held at fair value	$753	$—	$—
Investments held to maturity (1)	197	48	4,386
Preferred equity investment (2)	12,817	7,854	10,445
MBS	3,991	4,441	5,370
Total interest income	$896,975	$945,814	$663,217
Interest expense
Secured borrowings	(197,042)	(194,423)	(127,388)
PPPLF borrowings (3)	(91)	(413)	(1,699)
Securitized debt obligations of consolidated VIEs	(353,483)	(405,013)	(185,047)
Guaranteed loan financing	(68,061)	(44,263)	(14,644)
Senior secured notes	(24,941)	(17,539)	(17,503)
Convertible note	—	(5,418)	(8,752)
Corporate debt	(52,837)	(49,399)	(37,327)
Total interest expense	$(696,455)	$(716,468)	$(392,360)
Net interest income before provision for loan losses	$200,520	$229,346	$270,857
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

		December 31, 2024			December 31, 2023
(in thousands)	Primary Underlying Risk	Notional Amount	Derivative Asset	Derivative Liability	Notional Amount	Derivative Asset	Derivative Liability
Interest Rate Swaps - not designated as hedges	Interest rate risk	$26,300	$3,506	$—	$183,081	$12,349	$—
Interest Rate Swaps - designated as hedges	Interest rate risk	396,943	29,030	—	416,139	24,463	—
FX forwards	Foreign exchange rate risk	34,133	851	(352)	39,447	—	(212)
Total		$457,376	$33,387	$(352)	$638,667	$36,812	$(212)
The table below presents gains and losses on derivatives.

(in thousands)	Net Realized Gain (Loss)	Net Unrealized Gain (Loss)
Year Ended December 31, 2024
Interest rate swaps	$18,882	$(4,760)
FX forwards	912	—
Total	$19,794	$(4,760)
Year Ended December 31, 2023
Interest rate swaps	$20,116	$(17,482)
FX forwards	731	(16)
Total	$20,847	$(17,498)
In the table above:
•Gains (losses) on interest rate swaps and FX forwards are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of operations.
•For qualifying hedges of interest rate risk on interest rate swaps, the effective portion relating to the unrealized gain (loss) on derivatives are recorded in AOCI.
The table below summarizes the gains and losses on derivatives which have qualified for hedge accounting.

(in thousands)	Derivatives - effective portion reclassified from AOCI to income	Derivatives - effective portion recorded in OCI	Total change in OCI for period
Interest rate swaps
Year Ended December 31, 2024	$(1,094)	$(223)	$871
Year Ended December 31, 2023	$(1,168)	$(11,701)	$(10,533)
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
•Amounts recorded in OCI for the period represents after tax amounts.
Note 16. Real Estate Owned, Held for Sale

The table below presents details on the real estate owned, held for sale portfolio.

(in thousands)	December 31, 2024	December 31, 2023
Acquired Portfolio:
Mixed use	$13,159	$8,535
Multi-family	18,000	73,745
Lodging	16,461	14,010
Residential	250	23,064
Office	3,750	6,901
Land	91,111	86,375
Total Acquired REO (1)	$142,731	$212,630
Other REO Held for Sale:
Office	4,365	5,983
Mixed use	15,210	4,247
Multi-family	30,000	28,139
Other	1,131	1,950
Total Other REO	$50,706	$40,319
Total real estate owned, held for sale	$193,437	$252,949
(1)Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the Broadmark Merger.
In the table above, Other REO excludes $1.6 million and $1.9 million as of December 31, 2024 and December 31, 2023, respectively, of real estate owned, held for sale within consolidated VIEs.
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
$500 million.
The table below presents the management fee payable to the Manager.

	Year Ended December 31,
	2024	2023
Management fee - total	$24.9million	$25.1million
Management fee - amount unpaid	$5.5million	$7.0million
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
The table below presents the Incentive fee payable to the Manager.

	Year Ended December 31,
	2024	2023
Incentive fee distribution - total	$—	$1.8million
Incentive fee distribution - amount unpaid	$—	$—
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
statements of operations.
The table below presents reimbursable expenses payable to the Manager.

	Year Ended December 31,
	2024	2023
Reimbursable expenses payable to Manager - total	$12.3million	$12.4million
Reimbursable expenses payable to Manager - amount unpaid	$6.5million	$6.2million
Co-Investment with Manager
On July 15, 2022, the Company closed on a $125.0 million commitment to invest into a parallel vehicle, Waterfall Atlas
Anchor Feeder, LLC (the “Fund”), a fund managed by the Manager, in exchange for interests in the Fund. In exchange for the Company’s commitment, the Company is entitled to 15% of any carried interest distributions received by the general partner of the Fund such that over the life of the Fund, the Company receives an internal rate of return of 1.5%
over the internal rate of return of the Fund. The Fund focuses on commercial real estate equity through the acquisition of distressed and value-add real estate across property types with local operating partners. As of December 31, 2024, the
Company has contributed $92.0 million of cash into the Fund for a remaining commitment of $33.0 million.
Note 18. Other Assets and Other Liabilities
The table below presents the composition of other assets and other liabilities.

(in thousands)	December 31, 2024	December 31, 2023
Other assets:
Goodwill	$49,501	$38,530
Deferred loan exit fees	27,811	32,271
Accrued interest	45,416	64,504
Due from servicers	7,039	20,780
Intangible assets	37,006	17,749
Receivable from third party	34,540	36,519
Deferred financing costs	8,053	9,544
Deferred tax asset	111,325	—
Tax receivable	1,654	3,069
Right-of-use lease asset	7,362	2,539
PPP receivables	18,363	34,597
Investments held to maturity	3,000	3,446
Purchased future receivables, net	—	9,483
Other	11,416	27,144
Other assets	$362,486	$300,175
Accounts payable and other accrued liabilities:
Accrued salaries, wages and commissions	39,565	33,961
Accrued interest payable	39,723	35,373
Servicing principal and interest payable	13,609	6,249
Deferred tax liability	—	32,977
Repair and denial reserve	7,359	6,974
Payable to related parties	5,566	7,038
PPP liabilities	20,892	36,182
Accrued professional fees	5,538	5,354
Lease payable	17,806	8,205
Liabilities of consolidated VIEs	4,209	12,698
Other	33,784	22,470
Total accounts payable and other accrued liabilities	$188,051	$207,481
In the table above, investments held to maturity was $3.0 million as of December 31, 2024 and $3.4 million as of
December 31, 2023. As of December 31, 2024, investments held to maturity consisted of multi-family preferred equities with maturities of less than one year and a weighted average interest rate of 10.0%. As of December 31, 2023, substantially all of the investments held to maturity consisted of multi-family preferred equities with maturities of one through five years and a weighted average interest rate of 10.0%. The provision for credit losses on held to maturity securities was not material for the years ended December 31, 2024 or December 31, 2023.
Goodwill
The table below presents the carrying value of goodwill by reportable segment.

(in thousands)	December 31, 2024	December 31, 2023
LMM Commercial Real Estate	$27,324	$27,324
Small Business Lending	22,177	11,206
Total	$49,501	$38,530

Intangible assets
The table below presents information on intangible assets.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2024
Amortized intangible assets:
Internally developed software	$20,518	$7,051	$13,467
Customer relationships	10,332	1,474	8,858
Broker network	10,200	1,700	8,500
Other	3,499	818	2,681
Unamortized intangible assets:
Trade name	2,500	—	2,500
SBA license	1,000	—	1,000
Total intangible assets	$48,049	$11,043	$37,006
December 31, 2023
Amortized intangible assets:
Internally developed software	$11,840	$3,884	$7,956
Customer relationships	6,800	865	5,935
Other	2,080	1,722	358
Unamortized intangible assets:
Trade name	2,500	—	2,500
SBA license	1,000	—	1,000
Total intangible assets	$24,220	$6,471	$17,749
The amortization expense related to intangible assets was $4.6 million for the year ended December 31, 2024 and
$1.6 million for the year ended December 31, 2023, respectively. Such amounts are recorded as other operating expenses in the consolidated statements of operations
The table below presents amortization expense related to finite-lived intangible assets for the subsequent five years.

(in thousands)	December 31, 2024
2025	$5,971
2026	5,296
2027	5,151
2028	4,125
2029	2,756
Thereafter	10,207
Total	$33,506
Note 19. Other Income and Operating Expenses

The table below presents the composition of other income and operating expenses.

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Other income:
Origination income	$20,544	$20,866	$15,672
Change in repair and denial reserve	(2,183)	3,229	6,977
ERC consulting income	3,887	53,622	9,410
Other	28,555	27,797	24,149
Total other income	$50,803	$105,514	$56,208
Other operating expenses:
Origination costs	16,975	7,345	12,906
Technology expense	11,478	7,430	6,164
Rent and property tax expense	7,613	5,001	4,519
Recruiting, training and travel expense	2,826	2,782	2,618
Marketing expense	2,005	1,120	706
Bad debt expense - ERC	4,190	8,447	—
Other	18,485	18,828	16,707
Total other operating expenses	$63,572	$50,953	$43,620
Note 20. Redeemable Preferred Stock and Stockholders’ Equity
Common stock dividends
The table below presents dividends declared by the Board on common stock during the last twelve months.

Declaration Date	Record Date	Payment Date	Dividend per Share
December 14, 2023	December 29, 2023	January 31, 2024	$0.30
March 15, 2024	March 28, 2024	April 30, 2024	$0.30
June 14, 2024	June 28, 2024	July 31, 2024	$0.30
September 13, 2024	September 30, 2024	October 31, 2024	$0.25
December 13, 2024	December 31, 2024	January 31, 2025	$0.25
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
In 2024, 2023, and 2022, the Company granted 774,097, 413,852, and 327,692, respectively, of time-based RSAs under the 2013 Equity Incentive Plan and the 2023 Equity Incentive Plan to certain key employees. These awards generally vest ratably in equal annual installments over a three-year period based solely on continued employment or service. The
Company further granted in these years 126,930, 75,639, and 45,162, respectively, of time-based RSAs and RSUs to non-employee directors of the Company, which vest ratably in equal installments quarterly over a one-year period.
Directors may elect to receive time-based RSAs or time-based RSUs that have a deferred settlement date of their choosing. Dividends are currently paid on all time-based RSAs and dividend equivalents are paid on deferred RSU awards during their deferral period.
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

	Restricted Stock Units/Awards
(in thousands, except share data)	Number of shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, December 31, 2023	747,808	$9,888	$13.22
Granted	768,407	6,993	9.10
Vested	(325,918)	(4,110)	12.61
Forfeited	(58,937)	(609)	10.33
Outstanding, March 31, 2024	1,131,360	$12,162	$10.75
Granted	2,760	25	9.06
Vested	(60,154)	(592)	9.84
Forfeited	(65,872)	(699)	10.61
Outstanding, June 30, 2024	1,008,094	$10,896	$10.81
Granted	34,994	330	9.43
Vested	(48,980)	(450)	9.19
Forfeited	(24,161)	(245)	10.14
Outstanding, September 30, 2024	969,947	$10,531	$10.86
Granted	124,081	1,015	8.18
Vested	(80,131)	(1,115)	13.91
Forfeited	(17,348)	(183)	10.55
Outstanding, December 31, 2024	996,549	$10,248	$10.28
The Company recognized $8.1 million for the year ended December 31, 2024 and $7.6 million for the year ended
December 31, 2023, respectively, of non-cash compensation expense related to its stock-based incentive plan in the consolidated statements of operations. As of December 31, 2024 and December 31, 2023, approximately $10.2 million and $9.9 million, respectively, of non-cash compensation expense related to unvested awards had not yet been charged to net income. These costs are expected to be amortized into compensation expense ratably over the course of the remaining vesting periods.
Performance-based equity awards under the 2023 Equity Incentive Plan
2024 performance-based RSUs. In February 2024, the Company granted, to certain key employees, 132,450 performance-based RSUs at a grant date fair value of $9.06 per performance-based RSU. The performance-based RSUs are allocated 50% to awards that may be earned based on achievement of performance goals related to distributable ROE for the three-year forward-looking period ending December 31, 2026 and 50% to awards that may be earned based on achievement of performance goals related to relative TSR for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the distributable ROE metric and relative TSR achieved during the performance period, the actual number of shares that the key employees receive at the end of the performance period may range from 0% to 200% of the target award. The fair value of the performance-based RSUs is recorded as compensation expense over the performance period and will cliff vest at the end of the three-year performance period, with an offsetting increase in stockholders’ equity. Dividend equivalents are accrued by the
Company during the performance period and paid to the holder if and when the performance-based RSUs vest.
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

0% to 200% of the target award. The fair value of the performance-based RSUs granted is recorded as compensation expense over the performance period and will vest 2/3rds on December 31, 2024, and 1/3rd on December 31, 2025, with an offsetting increase in stockholders’ equity. Any awards earned on December 31, 2024 based on achievement of the applicable performance metrics but vesting on December 31, 2025 will convert into RSAs that are eligible to vest on
December 31, 2025 based on the key employee’s continued employment or service through that date. Dividend equivalents are accrued by the Company during the performance period and paid to the holder if and when the performance-based RSUs vest. Following the conclusion of the performance period on December 31, 2024, the Board determined that the cost savings, product origination volumes and incremental liquidity generation goals were achieved at maximum payout and the distributable ROE goal was not achieved. As such, on February 3, 2025, the Board approved the settlement of 333,828 performance-based RSUs. The fair value of the performance-based RSUs granted was recorded as compensation expense over the performance period with an offsetting increase in stockholders’ equity.
In February 2023, the Company granted, to certain key employees, 92,451 performance-based RSUs at a grant date fair value of $12.98 per performance-based RSU. The performance-based RSUs are allocated 50% to awards that may be earned based on achievement of performance goals related to distributable ROE for the three-year forward-looking period ending December 31, 2025 and 50% to awards that may be earned based on achievement of performance goals related to relative TSR for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the distributable ROE metric and relative TSR achieved during the performance period, the actual number of shares that the key employees receive at the end of the performance period may range from
0% to 200% of the target award. The fair value of the performance-based RSUs is recorded as compensation expense over the performance period and will cliff vest at the end of the three-year performance period, with an offsetting increase in stockholders’ equity. Dividend equivalents are accrued by the Company during the performance period and paid to the holder if and when the performance-based RSUs vest.
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
Dividend equivalents are accrued by the Company during the performance period and paid to the holder if and when the performance-based RSUs vest. Following the conclusion of the performance period on December 31, 2024, the Board determined that the distributable ROE threshold goal was achieved and the relative TSR threshold goal was achieved. As such, on February 22, 2025, the Board approved the settlement of 57,029 performance-based RSUs. The fair value of the performance-based RSUs granted was recorded as compensation expense over the performance period with an offsetting increase in stockholders’ equity.
2021 performance-based RSUs. In February 2021, the Company granted, to certain key employees, 61,895 performance-based RSUs at a grant date fair value of $12.82 per performance-based RSU. During October 2021, 18,568 performance-based RSUs were forfeited. The performance-based RSUs are allocated 50% to awards that may be earned based on achievement of performance goals related to absolute TSR for the three-year forward-looking period ending
December 31, 2023 and 50% to awards that may be earned based on achievement of performance goals related to TSR for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the absolute and relative TSR achieved during the performance period, the actual number of shares that the key employees receive at the end of the performance period may range from 0% to 300% of the target award. Dividend equivalents are accrued by the Company during the performance period and paid to the holder if and when the performance-based RSUs vest. Following the conclusion of the performance period on December 31, 2023, the Board determined that the relative TSR target goal was achieved and the absolute TSR goal was not achieved. As such, on
January 9, 2024, the Board approved the settlement of 29,215 performance-based RSUs. The fair value of the performance-based RSUs granted was recorded as compensation expense over the performance period with an offsetting increase in stockholders’ equity.
Preferred Stock

In the event of a liquidation or dissolution of the Company, any outstanding preferred stock ranks senior to the outstanding common stock with respect to payment of dividends and the distribution of assets.
The Company classifies Series C Cumulative Convertible Preferred Stock, or Series C Preferred Stock, on the balance sheets using the guidance in ASC 480‑10‑S99. The Series C Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur, such as a change in control. As of December 31, 2024, the conversion rate was 1.6421 shares of common stock per $25 principal amount of the Series C Preferred Stock, which is equivalent to a conversion price of approximately $15.22 per share of common stock. As redemption under these circumstances is not solely within the Company’s control, the Series C Preferred Stock has been classified as temporary equity. The Company has analyzed whether the conversion features should be bifurcated under the guidance in ASC 815 and has determined that bifurcation is not necessary.
The table below presents details on preferred equity by series.

			Preferential Cash Dividends			Carrying Value (in thousands)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference	Rate per Annum	Annual Dividend (per share)	December 31, 2024
C	335	0.0001	$25.00	6.25%	$1.56	$8,361
E	4,600	0.0001	$25.00	6.50%	$1.63	$111,378
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
•The Company declared dividends of $0.1 million and $1.9 million on its Series C Preferred Stock and Series E
Preferred Stock, respectively, during the three months ended December 31, 2024. The dividends were paid on
January 15, 2025 for Series C Preferred Stock and on January 31, 2025 for Series E Preferred Stock to the
holders of record as of the close of business on December 31, 2024.
•The Company may, at its option, redeem the Series E Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. Series E Preferred Stock is not redeemable prior to June 10, 2026, except under certain conditions.
Public and Private Warrants
As part of the Broadmark Merger, the Company assumed public and private placement warrants that represented the right to purchase shares of Broadmark Common Stock. As of December 31, 2024, there were 5.2 million private placement warrants outstanding, each representing the right to purchase 0.47233 shares of common stock. The Company has outstanding warrants to purchase approximately 2.5 million shares of common stock at a price of $24.34 per whole share. Settlement of outstanding warrants will be in shares of common stock, unless the Company elects (solely in the
Company’s discretion) to settle warrants the Company has called for redemption in cash, and subject to customary adjustment in the event of business combinations and certain tender offers. On November 19, 2024, 41.7 million public warrants, each representing the right to purchase 0.1180825 shares of common stock, expired.
The liability for the private placement warrants was less than $0.1 million as of December 31, 2024 and is included in accounts payable and other accrued liabilities in the consolidated balance sheets.

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
The Company made no such sales through the Equity ATM Program during the years ended December 31, 2024 or
December 31, 2023. As of December 31, 2024, shares representing approximately $78.4 million remain available for sale under the Equity ATM Program.
Note 21. Earnings per Share of Common Stock
The table below provides information on the basic and diluted EPS computations, including the number of shares of common stock used for purposes of these computations.

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2024	2023	2022
Basic Earnings
Net income (loss) from continuing operations	$(411,999)	$351,245	$159,551
Less: Income attributable to non-controlling interest	5,357	8,960	8,900
Less: Income attributable to participating shares	9,125	9,284	9,561
Basic earnings - continuing operations	$(426,481)	$333,001	$141,090
Basic earnings - discontinued operations	$(18,399)	$(2,834)	$43,612

Diluted Earnings
Net income (loss) from continuing operations	(411,999)	351,245	159,551
Less: Income attributable to non-controlling interest	5,357	8,960	8,900
Less: Income attributable to participating shares	9,125	9,284	9,561
Add: Expenses attributable to dilutive instruments	524	524	9,276
Diluted earnings - continuing operations	$(425,957)	$333,525	$150,366
Diluted earnings - discontinued operations	$(18,399)	$(2,834)	$43,612

Number of Shares
Basic — Average shares outstanding	169,107,477	146,841,594	106,878,139
Effect of dilutive securities — Unvested participating shares	1,364,796	1,725,432	10,315,819
Diluted — Average shares outstanding	170,472,273	148,567,026	117,193,958

EPS Attributable to RC Common Stockholders:
Basic - continuing operations	$(2.52)	$2.27	$1.32
Basic - discontinued operations	$(0.11)	$(0.02)	$0.41
Basic - total	$(2.63)	$2.25	$1.73

Diluted - continuing operations	$(2.52)	$2.24	$1.28
Diluted - discontinued operations	$(0.11)	$(0.02)	$0.37
Diluted - total	$(2.63)	$2.22	$1.65
In the table above, participating unvested RSAs and unvested RSUs, granted to non-employee directors of the Company, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-
class method used above.
Certain investors own OP units in the operating partnership. An OP unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the operating partnership. OP unit holders have the right to redeem their OP units, subject to certain restrictions.
The redemption is required to be satisfied in shares of common stock or cash at the Company’s option, calculated as follows: one share of the Company’s common stock, or cash equal to the fair value of a share of the Company’s common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company’s equity is increased. As of December 31, 2024 and
December 31, 2023, the non-controlling interest OP unit holders owned 885,582 and 1,330,582 OP units, respectively.
Note 22. Offsetting Assets and Liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA
Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default, including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the
Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of December 31, 2024 and December 31, 2023, the Company
was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.
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
The Company discloses the impact of offsetting of assets and liabilities represented in the consolidated balance sheets to enable users of the consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master
Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c)
the Company intends to offset, and (d) the Company’s right of offset is enforceable at law. As of December 31, 2024 and
December 31, 2023, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the consolidated balances sheets.

The table below presents the gross fair value of derivative contracts by product type, Paycheck Protection Program
Liquidity Facility borrowings and secured borrowings, the amount of netting reflected in the consolidated balance sheets, as well as the amount not offset in the consolidated balance sheets as they do not meet the enforceable credit support criteria for netting under U.S. GAAP.

				Gross amounts not offset in the Consolidated Balance Sheets(1)
(in thousands)	Gross amounts of Assets / Liabilities	Gross amounts offset	Balance in Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received / Paid	Net Amount
December 31, 2024
Assets
FX forwards	$851	$—	$851	$—	$—	$851
Interest rate swaps	32,536	25,424	7,112	—	—	7,112
Total	$33,387	$25,424	$7,963	$—	$—	$7,963
Liabilities
Interest rate swaps	—	—	—	—	—	—
FX forwards	352	—	352	—	—	352
Secured borrowings	2,035,176	—	2,035,176	2,035,176	—	—
PPPLF	20,892	—	20,892	18,362	—	2,530
Total	$2,056,420	$—	$2,056,420	$2,053,538	$—	$2,882
December 31, 2023
Assets
Interest rate swaps	36,812	34,408	2,404	—	—	2,404
Total	$36,812	$34,408	$2,404	$—	$—	$2,404
Liabilities
FX forwards	212	—	212	—	—	212
Secured borrowings	2,102,075	—	2,102,075	2,102,075	—	—
PPPLF	36,036	—	36,036	34,596	—	1,440
Total	$2,138,323	$—	$2,138,323	$2,136,671	$—	$1,652
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
Unfunded Loan Commitments
The table below presents unfunded loan commitments.

(in thousands)	December 31, 2024	December 31, 2023
Loans, net	$444,838	$745,782
Loans, held for sale	$28,566	$19,327
Preferred equity investment	$—	$436

Note 25. Income Taxes
The Company is a REIT pursuant to Internal Revenue Code Section 856. Qualification as a REIT depends on the
Company’s ability to meet various requirements imposed by the Internal Revenue Code, which relate to its organizational structure, diversity of stock ownership and certain requirements with regard to the nature of its assets and the sources of its income. As a REIT, the Company generally must distribute annually dividends equal to at least 90% of its net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to earnings that are distributed. To the extent the Company satisfies this distribution requirement but distributes less than 100% of its net taxable income, it will be subject to U.S. federal income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount paid to stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if the
Company qualifies as a REIT, it may be subject to certain U.S. federal income and excise taxes and state and local taxes on its income and assets. If the Company fails to maintain its qualification as a REIT for any taxable year, it may be subject to material penalties as well as federal, state and local income tax on its taxable income at regular corporate rates and it would not be able to qualify as a REIT for the subsequent four taxable years. As of December 31, 2024 and
December 31, 2023, the Company was in compliance with all REIT requirements.
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
income taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs.
The table below presents the composition of income tax provision.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current
Federal income tax	$101	$1,605	$6,878
State and local income tax	(78)	214	1,588
Net current tax provision	$23	$1,819	$8,466
Deferred
Federal income tax	(89,584)	4,314	6,976
State and local income tax	(14,951)	1,041	33
Net deferred tax provision (benefit)	$(104,535)	$5,355	$7,009
Total income tax provision (benefit)	$(104,512)	$7,174	$15,475
The table below is a reconciliation of federal income tax determined using the statutory federal tax rate to the reported income tax provision.

	Year Ended December 31,
(in thousands)	2024		2023
U.S. statutory tax	$(108,467)	21.0%	$75,268	21.0%
State and local income tax	(11,487)	2.2	929	0.3
Income attributable to REIT	69,971	(13.5)	(69,019)	(19.3)
Income attributable to non-controlling interests	(718)	0.1	(1,789)	(0.5)
Permanent items	(29,508)	5.7	863	0.2
Valuation allowance	(21,085)	4.1	—	—
Other	(3,218)	0.6	922	0.3
Effective income tax (benefit)	$(104,512)	20.2%	$7,174	2.0%
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

	Year Ended December 31,
(in thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$81,883	$22,153
Accruals	5,349	6,593
Depreciation and amortization	—	2,913
Goodwill	16,868	17,647
Compensation	599	119
Right of use asset	1,641	—
Stock Compensation	997	—
Loan / servicing rights balance	9,543	—
Other	642	45
Total deferred tax assets	$117,522	$49,470
Deferred tax liabilities:
Loan / servicing rights balance	—	50,844
Derivative instruments	—	56
Other taxable temporary difference	3,932	5,642
Depreciation and amortization	1,541	—
Unrealized gains	724	4,820
Total deferred tax liabilities	$6,197	$61,362
Valuation allowance	—	(21,085)
Net deferred tax assets (liabilities)	$111,325	$(32,977)
The Company has approximately $300.7 million of federal and $276.0 million of state net operating loss carryforwards that will begin to expire in 2025.
Additionally, as of December 31, 2024, the Company had federal net operating loss carryforwards of $33.5 million and capital loss carryforwards of $93.8 million obtained in the Broadmark Merger and the acquisition of Anworth that can be used to offset future taxable ordinary income and capital gains, respectively. These carryforwards can reduce the
Company's REIT distribution requirements.
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
The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized As of December 31, 2023, the Company recorded net deferred tax assets of $21.1 million as a result of the acquisition of Broadmark taxable REIT subsidiary and had a full valuation allowance. This valuation allowance that was recorded at prior year-end was reversed as of December 31, 2024 as it is more likely than not that these assets will be realized.
As of December 31, 2024, the Company concluded the positive evidence in favor of the recoverability of its remaining deferred tax assets outweighed the negative evidence and that it is more likely than not that its remaining deferred tax assets will be realized. The Company’s framework for assessing the recoverability of deferred tax assets requires it to weigh all available evidence, including the sustainability of profitability required to realize the deferred tax assets, the cumulative net income or loss in its consolidated statements of operations in recent years, the future reversals of existing taxable temporary differences, and the carryforward periods for any carryforwards of net operating losses.
The difference between the statutory rate of 21% and the effective income tax rate is primarily due to income attributable to the REIT that is offset by the dividends paid deduction.
As of December 31, 2024 and December 31, 2023, the Company had no uncertain tax positions recorded or disclosed in the financial statements. Additionally, it is the belief of management that the total amount of uncertain tax positions, if any, will not materially change over the next 12 months.

The Company and its TRSs are subject to taxation in U.S. federal and multiple state and local tax jurisdictions. Federal tax returns for 2021 and forward are subject to examination. In addition, tax years 2020 and forward remain open in certain state jurisdictions.
Note 26. Segment Reporting
The Company structures its segments based on a number of contributing factors, including customer base and nature of loan program types, and reports its results of operations through the following two operating and reportable business segments: i) LMM Commercial Real Estate and ii) Small Business Lending, which is in accordance with how the Chief
Operating Decision Maker (“CODM”), the Chief Executive Officer and Chief Investment Officer, evaluates financial information for making decisions regarding business operations and assessing Company performance. The CODM's financial considerations include an analysis of net interest income before provision for loan losses, provision for loan losses and non-interest income and expenses. In addition, the CODM's analysis includes an evaluation of segment performance with income (loss) before unallocated expenses and provision for (benefit from) income taxes being the primary performance measure used for each reportable business segment.
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
Small Business Lending
The Company acquires, originates and services loans guaranteed by the SBA under the SBA Section 7(a) Program and government guaranteed loans focused on the USDA as well as originate and service small business loans. This segment also reflects the impact of SBA securitization activities.
Results of business segments and all other. The tables below present operating and reportable business segments, along with remaining unallocated amounts primarily including interest expense relating to senior secured notes, allocated employee compensation from the Manager, management and incentive fees paid to the Manager and other general corporate overhead expenses. Unallocated assets were $368.3 million, $308.4 million and $148.1 million for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31, 2024
(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
Interest income	$766,354	$130,621	$896,975
Interest expense	(598,846)	(97,609)	(696,455)
Net interest income before provision for loan losses	$167,508	$33,012	$200,520
Provision for loan losses	(283,800)	(8,959)	(292,759)
Net interest income after provision for loan losses	$(116,292)	$24,053	$(92,239)
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	(132,746)	78,746	(54,000)
Net unrealized gain (loss) on financial instruments	(20,588)	5,597	(14,991)
Valuation allowance, loans held for sale	(124,878)	—	(124,878)
Servicing income, net	5,759	10,797	16,556
Income on unconsolidated joint ventures	10,876	10	10,886
Other income	22,605	23,424	46,029
Total non-interest income (loss)	$(238,972)	$118,574	$(120,398)
Non-interest expense
Employee compensation and benefits	(25,821)	(46,036)	(71,857)
Allocated employee compensation and benefits from related party	(1,139)	—	(1,139)
Professional fees	(4,963)	(12,681)	(17,644)
Loan servicing expense	(44,667)	(1,989)	(46,656)
Impairment on real estate	(56,428)	(75)	(56,503)
Other operating expenses	(15,212)	(36,108)	(51,320)
Total non-interest expense	$(148,230)	$(96,889)	$(245,119)
Income (loss) before unallocated expenses and provision for income taxes	$(503,494)	$45,738	$(457,756)
Unallocated corporate income (expenses)
Gain on bargain purchase			13,859
Employee compensation and benefits			(20,913)
Professional fees			(9,243)
Management fees – related party			(24,862)
Transaction related expenses			(10,118)
Other operating expenses - net			(7,478)
Total unallocated corporate expenses			$(58,755)
Loss before provision for income taxes			$(516,511)
Total assets	$8,058,707	$1,427,281	$9,485,988

	Year Ended December 31, 2023
(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
Interest income	$847,253	$98,561	$945,814
Interest expense	(650,624)	(65,844)	(716,468)
Net interest income before provision for loan losses	$196,629	$32,717	$229,346
Provision for loan losses	(1,413)	(5,817)	(7,230)
Net interest income after provision for loan losses	$195,216	$26,900	$222,116
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	34,072	30,936	65,008
Net unrealized gain (loss) on financial instruments	8,427	1,291	9,718
Servicing income, net	5,819	15,342	21,161
Loss on unconsolidated joint ventures	(905)	—	(905)
Other income	38,552	64,499	103,051
Total non-interest income	$85,965	$112,068	$198,033
Non-interest expense
Employee compensation and benefits	(33,012)	(40,289)	(73,301)
Allocated employee compensation and benefits from related party	(882)	—	(882)
Professional fees	(5,369)	(19,535)	(24,904)
Loan servicing expense	(40,070)	(741)	(40,811)
Impairment on real estate	(8,638)	—	(8,638)
Other operating expenses	(15,805)	(27,763)	(43,568)
Total non-interest expense	$(103,776)	$(88,328)	$(192,104)
Income before unallocated expenses and provision for income taxes	$177,405	$50,640	$228,045
Unallocated corporate income (expenses)
Gain on bargain purchase			207,972
Employee compensation and benefits			(18,184)
Professional fees			(9,834)
Management fees – related party			(25,103)
Incentive fees – related party			(1,791)
Transaction related expenses			(17,764)
Other operating expenses - net			(4,922)
Total unallocated corporate income			$130,374
Income before provision for income taxes			$358,419
Total assets	$10,282,531	$1,395,687	$11,678,218

	Year Ended December 31, 2022
(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
Interest income	$565,128	$98,089	$663,217
Interest expense	(364,343)	(27,382)	(391,725)
Net interest income before provision for loan losses	$200,785	$70,707	$271,492
Provision for loan losses	(31,471)	(2,971)	(34,442)
Net interest income after provision for loan losses	$169,314	$67,736	$237,050
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	21,813	31,951	53,764
Net unrealized gain (loss) on financial instruments	23,321	(1,431)	21,890
Servicing income, net	4,623	6,805	11,428
Income on unconsolidated joint ventures	11,661	—	11,661
Other income	29,506	25,872	55,378
Total non-interest income	$90,924	$63,197	$154,121
Non-interest expense
Employee compensation and benefits	(29,417)	(40,546)	(69,963)
Allocated employee compensation and benefits from related party	(955)	—	(955)
Professional fees	(7,030)	(5,361)	(12,391)
Loan servicing expense	(30,107)	(707)	(30,814)
Impairment on real estate	(4,033)	—	(4,033)
Other operating expenses	(19,728)	(17,776)	(37,504)
Total non-interest expense	$(91,270)	$(64,390)	$(155,660)
Income before unallocated expenses and provision for income taxes	$168,968	$66,543	$235,511
Unallocated corporate expenses
Interest expense			(635)
Employee compensation and benefits			(13,620)
Professional fees			(4,911)
Management fees – related party			(19,295)
Incentive fees – related party			(3,105)
Transaction related expenses			(13,633)
Other operating expenses - net			(5,286)
Total unallocated corporate expenses			$(60,485)
Income before provision for income taxes			$175,026
Total assets	$10,197,876	$835,836	$11,033,712
Note 27. Subsequent Events
On January 16, 2025, the Company announced that its Board approved a new stock repurchase program authorizing the repurchase of up to $150.0 million of the Company’s common stock, par value $0.0001 per share.
On February 21, 2025, the Company closed a private placement of $220.0 million in aggregate principal amount of its
9.375% Senior Secured Notes due 2028. The Company intends to use the net proceeds from the private placement to repay its indebtedness and for general corporate purposes.

Ready Capital Corporation
Schedule IV – Mortgage Loans on Real Estate
The table below presents the Company’s mortgage loans on real estate, categorized by product type.

($ in thousands)		December 31, 2024
Product Type	Property Type	Loan Count	Interest Rate			Maturity Date			Prior Liens	Payment Terms	Carrying Value	UPB	UPB of loans subject to delinquent principal or interest
First Mortgages individually >3%
Construction	Mixed Use	1	13.1%			2024			—	Interest Only	$426,100	$494,404	$—
First Mortgages individually <3%
Bridge	Health Care, Industrial, Lodging, Mixed Use, Multi- Family, Office, Retail, Storage	255	5.0	-	13.8%	2021	-	2027	N/A	N/A	5,160,410	5,413,832	503,348
Fixed Rate	Health Care, Industrial, Lodging, Mixed Use, Multi- Family, Office, Retail, Storage	182	3.4	-	8.7%	2021	-	2043	N/A	N/A	885,417	891,675	49,640
Construction	Industrial, Land, Lodging, Mixed Use, Multi-Family, Residential, Retail	48	9.0	-	13.0%	2020	-	2028	N/A	N/A	329,484	351,820	80,853
Freddie Mac	Multi-Family	10	5.3	-	6.6%	2030	-	2035	N/A	N/A	36,248	35,931	—
SBA - 7(a)	SBA	2,204	1.0	-	11.3%	2024	-	2051	N/A	N/A	1,127,727	1,153,555	59,295
Other	Health Care, Hotel, Industrial, Lodging, Mixed Use, Multi- Family, Office, Residential, Retail, Storage, Other	1,020	1.0	-	12.0%	2021	-	2054	N/A	N/A	348,015	352,019	5,238
Total First Mortgages		3,720									$8,313,401	$8,693,236	$698,374
Subordinated Mortgages individually <3%
Construction	Hotel, Mixed Used, Multi- Family	3	9.0	-	16.0%	2023	-	2025	N/A	N/A	32,084	105,821	29,427
SBA - 7(a)	SBA	4,252	0.0	-	15.0%	2014	-	2050	N/A	N/A	181,716	193,551	12,322
Other	Mixed Use, Retail	447	1.0	-	29.0%	2019	-	2029	N/A	N/A	22,635	38,973	17,434
Total Subordinated Mortgages (1)		4,702									$236,435	$338,345	$59,183
Total Loans, net and Loans, held for sale		8,422									$8,549,836	$9,031,581	$757,557
(1) Total subordinated mortgages includes unsecured loans.

The table below presents activity for mortgage loans on real estate, including loans in consolidated VIEs.

(in thousands)	Loans, net	Loans, held for sale	Total Loan Receivables
Balance as of December 31, 2021	6,994,728	317,012	7,311,740
Origination of loan receivables	3,303,318	722,280	4,025,598
Purchases of loan receivables	669,137	—	669,137
Proceeds from disposition and principal payment of loan receivables	(1,471,118)	(914,374)	(2,385,492)
Loans acquired as part of merger transactions	412,745	—	412,745
Net realized gain (loss) on sale of loan receivables	(9,281)	21,499	12,218
Net unrealized gain (loss) on loan receivables	(980)	(18,695)	(19,675)
Accretion/amortization of discount, premium and other fees	14,618	—	14,618
Foreign currency gain (loss), net	(1,165)	—	(1,165)
Transfers	3,987	(3,987)	—
Transfers to real estate owned, held for sale	(1,598)	—	(1,598)
Provision for loan losses	(30,894)	—	(30,894)
Balance as of December 31, 2022	9,883,497	123,735	10,007,232
Origination of loan receivables	1,005,137	561,997	1,567,134
Payments in kind	42,148	—	42,148
Proceeds from disposition and principal payment of loan receivables	(1,779,990)	(579,309)	(2,359,299)
Loans acquired as part of merger transactions	764,367	—	764,367
Loan receivables from issuance of securitized debt obligation	689,079	—	689,079
Net realized gain (loss) on sale of loan receivables	(9,661)	34,991	25,330
Net unrealized gain (loss) on loan receivables	(437)	8,846	8,409
Accretion/amortization of discount, premium and other fees	34,245	—	34,245
Foreign currency gain (loss), net	2,645	—	2,645
Transfers	68,661	(68,661)	—
Transfers to real estate owned, held for sale	(56,900)	—	(56,900)
Provision for loan losses	(11,306)	—	(11,306)
Balance as of December 31, 2023	10,631,485	81,599	10,713,084
Origination of loan receivables	826,095	1,052,926	1,879,021
Payments in kind	73,518	4,055	77,573
Non-cash participations	39,855	—	39,855
Proceeds from disposition and principal payment of loan receivables	(2,254,757)	(1,378,961)	(3,633,718)
Loans acquired as part of merger transactions	8,167	—	8,167
Net realized gain (loss) on sale of loan receivables	(9,166)	(145,622)	(154,788)
Net unrealized gain (loss) on loan receivables	3,631	(3,265)	366
Gain on sale of agency loans	(20,507)	85,518	65,011
Accretion/amortization of discount, premium and other fees	23,360	—	23,360
Foreign currency gain (loss), net	(4,086)	—	(4,086)
Transfers	(715,843)	715,843	—
Transfers to real estate, held for sale	(41,401)	(45,589)	(86,990)
Provision for loan losses	(252,141)	—	(252,141)
Valuation allowance	—	(124,878)	(124,878)
Balance as of December 31, 2024	8,308,210	241,626	8,549,836
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive
Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-K. Based on that review and evaluation, the Chief Executive Officer and
Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
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
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of
December 31, 2024. In making this assessment, the Company’s management used criteria set forth by the 2013
Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
Based on its assessment, the Company’s management believes that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.
Changes in Internal Control over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule
13a-15(f) during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Our company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of our company’s internal control over financial reporting. Management’s Report on Internal
Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part
II, Item 8 of this Form 10-K.
Item 9B. Other Information
None of our officers and directors entered into, modified or terminated any “Rule 10b5-1 trading arrangements” or “non-
Rule 10b5-1 trading arrangements” (each as defined in Item 408(c) of Regulation S-K) during the quarter ended
December 31, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding our executive officers required by Item 401 of Regulation S-K is located under Part I, Item 1 within the caption "Information about our Executive Officers" of this Form 10-K.

The information regarding our directors and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our 2025 annual meeting of stockholders
(the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2024.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31,
2024.
The information regarding our Code of Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.
The information regarding certain matters pertaining to our corporate governance required by Items 407(c)(3), (d)(4) and
(d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.
With respect to Item 408(b) of Regulation S-K, we have an Insider Trading Policy governing the purchase or sale of our securities by any of our directors, officers, and associates. We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable us. A copy of our
Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K
Item 11. Executive Compensation
The information regarding executive compensation and other compensation related matters required by Items 402 and
407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the
SEC within 120 days after December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The tables on our equity compensation plan information and beneficial ownership required by Items 201(d) and 403 of
Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy
Statement to be filed with the SEC within 120 days after December 31, 2024.
Item 14. Principal Accountant Fees and Services
The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the U.S.
Securities and Exchange Commission within 120 days after December 31, 2024.
PART IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of the report
The following documents are filed as part of this Form 10-K:
(1)Financial Statements:

Our consolidated financial statements, together with the independent registered public accounting firm's report thereon, are set forth on pages 102 through 169 of this Form 10-K and are incorporated herein by reference. See Item 8,
"Financial Statements and Supplementary Data," filed herewith, for a list of financial statements.
(2)Financial Statement Schedule:
All financial statement schedules have been omitted because the required information is not applicable or deemed not material, or the required information is presented in the consolidated financial statements and/or in the notes to consolidated financial statements filed in response to Item 8 of this Form 10-K.
(3)Exhibits Files:

Exhibit number		Exhibit description

2.1	*
Agreement and Plan of Merger, dated as of November 29, 2024, by and among Ready Capital
Corporation, RC Merger Sub IV, LLC, and United Development Funding IV (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on December 2, 2024).

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
$0.0001 par value per share, Class B-3 Common Stock, $0.0001 par value per share, and Class B-4
Common Stock, $0.0001 par value per share, as Common Stock, $0.0001 par value per share
(incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on May 10, 2022).

4.1	*
Indenture, dated as of August 9, 2017, by and between Sutherland Asset Management Corporation and
U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant's
Current Report on Form 8-K filed August 9, 2017).

4.2	*
Third Supplemental Indenture, dated as of February 26, 2019, by and between Ready Capital
Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 of the Registrant's Annual Report on Form 10-K filed March 13, 2019).

4.3	*
Fourth Supplemental Indenture, dated as of July 22, 2019, by and between Ready Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the
Registrant's Current Report on Form 8-K filed July 22, 2019).

4.4	*
Fifth Supplemental Indenture, dated as of February 10, 2021, by and between Ready Capital
Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed February 10, 2021).

4.5	*
Sixth Supplemental Indenture, dated as of December 21, 2021, by and between Ready Capital
Corporation and U.S. Bank National Association, a Sixth Supplemental Indenture, dated as of
December 21, 2021, by and between Ready Capital Corporation and U.S. Bank National Association,
as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K
filed December 21, 2021) as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s
Current Report on Form 8-K filed December 21, 2021).

4.6	*
Seventh Supplemental Indenture, dated as of April 18, 2022, by and between Ready Capital
Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed April 18, 2022).

4.7	*
Eighth Supplemental Indenture, dated as of July 25, 2022, by and between Ready Capital Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit
4.3 of the Registrant’s Current Report on Form 8-K filed on July 25, 2022).

4.8	*
Ninth Supplemental Indenture, dated as of December 10, 2024, by and between Ready Capital
Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on December 10, 2024).

4.9	*	Specimen Common Stock Certificate of Ready Capital Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-4 filed on December 13, 2018).

4.10	*
Specimen Preferred Stock Certificate representing the shares of 6.25% Series C Cumulative
Convertible Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 4.13 of the Registrant’s Registration Statement on Form 8-A filed on March 19, 2021).

4.11	*
Specimen Preferred Stock Certificate representing the shares of 6.50% Series E Cumulative
Redeemable Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2021).

4.12	*	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to Broadmark Realty Capital Inc.’s Form 8-A12B filed with the SEC on November 14, 2019).

4.13	*
Warrant Agreement, dated as of May 14, 2018, between Trinity Merger Corp. and Continental Stock
Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to Broadmark Realty Capital
Inc.’s Form 8-A12B filed with the SEC on November 14, 2019).

4.14	*
Amendment to Warrant Agreement, dated November 14, 2019, by and among Broadmark Realty
Capital Inc., Continental Stock Transfer & Trust Co., and American Stock Transfer & Trust Company,
LLC (incorporated by reference to Exhibit 4.4 to Broadmark Realty Capital Inc.’s Form 8-K filed with the SEC on November 20, 2019).

4.15	*
Second Amendment to Warrant Agreement, dated November 14, 2019, by and among Broadmark
Realty Capital Inc., Continental Stock Transfer & Trust Co., and American Stock Transfer & Trust
Company, LLC (incorporated by reference to Exhibit 4.5 to Broadmark Realty Capital Inc.’s Form 8-
K filed with the SEC on November 20, 2019).

4.16	*
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
Amended and Restated Contingent Equity Rights Agreement, dated as of March 21, 2023, by and among Ready Capital Corporation, Sutherland Partners, L.P., and Computershare Inc. and its affiliate
Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant's
Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

10.11	*
Assignment and Assumption Agreement, dated May 31, 2023, between RCC Merger Sub, LLC and
Broadmark Realty Capital Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly
Report on Form 10-Q for the quarter ended June 30, 2023).

10.12	*	Ready Capital Corporation 2023 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registrant’s registration statement on Form S-8 filed with the SEC on September 8, 2023).

10.13		Form of Restricted Stock Unit Award Agreement under the Ready Capital Corporation 2023 Equity Incentive Plan.

10.14		Form of Restricted Stock Award Agreement under the Ready Capital Corporation 2023 Equity Incentive Plan.

10.15		Form of Performance-Based Restricted Stock Unit Award Agreement under the Ready Capital Corporation 2023 Equity Incentive Plan.

10.16		Form of Director Restricted Stock Unit Award Agreement under the Ready Capital Corporation 2023 Equity Incentive Plan.

19.1	*	Ready Capital Corporation Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Registrant's Annual Report on Form 10-K filed on February 28, 2024).

21.1		List of Subsidiaries of Ready Capital Corporation

23.1		Consent of Deloitte & Touche LLP

24.1		Power of Attorney (included on signature page)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	*	Ready Capital Corporation Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 of the Registrant's Annual Report on Form 10-K filed on February 28, 2024).

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Scheme Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Previously filed.
**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
***	Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted. Ready Capital agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
READY CAPITAL CORPORATION

Date: March 3, 2025	By:	/s/ Thomas E. Capasse
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

Date: March 3, 2025	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board, Chief Executive
Officer and Chief Investment Officer
(Principal Executive Officer)

Date: March 3, 2025	By:	/s/ Jack J. Ross
Jack J. Ross
President and Director

Date: March 3, 2025	By:	/s/ Andrew Ahlborn
Andrew Ahlborn
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: March 3, 2025	By:	/s/ Todd M. Sinai
Todd M. Sinai
Director

Date: March 3, 2025	By:	/s/ J. Mitchell Reese
J. Mitchell Reese
Director

Date: March 3, 2025	By:	/s/ Gilbert Nathan
Gilbert Nathan
Director

Date: March 3, 2025	By:	/s/ Dominique Mielle
Dominique Mielle
Director

Date: March 3, 2025	By:	/s/ Meredith Marshall
Meredith Marshall
Director