Form 10-Q
period 2025-03-31
Ready Capital Corp
filed 2025-05-09
CIK 1527590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐Smaller reporting company ☐Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
The Company has 170,507,227 shares of common stock, par value $0.0001 per share, outstanding as of May 8, 2025.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	65

Item 3. Quantitative and Qualitative Disclosures About Market Risk	86

Item 4. Controls and Procedures	90

PART II. OTHER INFORMATION	90

Item 1. Legal Proceedings	90

Item 1A. Risk Factors	92

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	92

Item 3. Default Upon Senior Securities	93

Item 4. Mine Safety Disclosures	93

Item 5. Other Information	93

Item 6. Exhibits	93

SIGNATURES	96

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$205,917	$143,803
Restricted cash	39,603	30,560
Loans, net (including $2,018 and $3,533 held at fair value)	4,354,017	3,378,149
Loans, held for sale (including $81,789 and $128,531 held at fair value and net of valuation allowance of $158,068 and $97,620)	528,726	241,626
Mortgage-backed securities	31,415	31,006
Investment in unconsolidated joint ventures (including $6,371 and $6,577 held at fair value)	170,920	161,561
Derivative instruments	6,907	7,963
Servicing rights	129,814	128,440
Real estate owned, held for sale	199,910	193,437
Other assets	399,702	362,486
Assets of consolidated VIEs	3,723,738	5,175,295
Assets held for sale (refer to Note 9)	185,782	287,595
Total Assets	$9,976,451	$10,141,921
Liabilities
Secured borrowings	2,713,415	2,035,176
Securitized debt obligations of consolidated VIEs, net	2,574,139	3,580,513
Senior secured notes, net	671,510	437,847
Corporate debt, net	817,156	895,265
Guaranteed loan financing	668,847	691,118
Contingent consideration	15,982	573
Derivative instruments	575	352
Dividends payable	23,929	43,168
Loan participations sold	98,128	95,578
Due to third parties	1,071	1,442
Accounts payable and other accrued liabilities	185,533	188,051
Liabilities held for sale (refer to Note 9)	156,614	228,735
Total Liabilities	$7,926,899	$8,197,818
Preferred stock Series C, liquidation preference $25.00 per share (refer to Note 20)	8,361	8,361

Commitments & contingencies (refer to Note 24)

Stockholders’ Equity
Preferred stock Series E, liquidation preference $25.00 per share (refer to Note 20)	111,378	111,378
Common stock, $0.0001 par value, 500,000,000 shares authorized, 172,507,227 and 162,792,372 shares issued and outstanding, respectively	17	17
Additional paid-in capital	2,302,101	2,250,291
Retained earnings (deficit)	(450,276)	(505,089)
Accumulated other comprehensive loss	(21,673)	(18,552)
Total Ready Capital Corporation equity	1,941,547	1,838,045
Non-controlling interests	99,644	97,697
Total Stockholders’ Equity	$2,041,191	$1,935,742
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$9,976,451	$10,141,921
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands, except share data)	2025	2024
Interest income	$154,967	$232,354
Interest expense	(140,466)	(183,805)
Net interest income before recovery of loan losses	$14,501	$48,549
Recovery of loan losses	109,568	26,544
Net interest income after recovery of loan losses	$124,069	$75,093
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	10,669	18,868
Net unrealized gain (loss) on financial instruments	(1,750)	4,632
Valuation allowance, loans held for sale	(99,718)	(146,180)
Servicing income, net of amortization and impairment of $5,294 and $3,697	6,456	3,758
Gain on bargain purchase	102,471	—
Income (loss) on unconsolidated joint ventures	(3,982)	468
Other income	11,590	15,826
Total non-interest income (expense)	$25,736	$(102,628)
Non-interest expense
Employee compensation and benefits	(21,254)	(18,414)
Allocated employee compensation and benefits from related party	(3,276)	(2,500)
Professional fees	(5,488)	(7,065)
Management fees – related party	(5,577)	(6,648)
Loan servicing expense	(15,844)	(12,794)
Transaction related expenses	(2,694)	(650)
Impairment on real estate	(2,346)	(16,972)
Other operating expenses	(16,123)	(13,215)
Total non-interest expense	$(72,602)	$(78,258)
Income (loss) from continuing operations before benefit (provision) for income taxes	77,203	(105,793)
Income tax benefit	5,207	30,211
Net income (loss) from continuing operations	$82,410	$(75,582)
Discontinued operations (refer to Note 9)
Income (loss) from discontinued operations before benefit (provision) for income taxes	(594)	1,887
Income tax benefit (provision)	149	(472)
Net income (loss) from discontinued operations	$(445)	$1,415
Net income (loss)	$81,965	$(74,167)
Less: Dividends on preferred stock	1,999	1,999
Less: Net income attributable to non-controlling interest	2,460	117
Net income (loss) attributable to Ready Capital Corporation	$77,506	$(76,283)

Earnings per common share from continuing operations - basic	$0.47	$(0.45)
Earnings per common share from discontinued operations - basic	$0.00	$0.01
Total earnings per common share - basic	$0.47	$(0.44)

Earnings per common share from continuing operations - diluted	$0.46	$(0.45)
Earnings per common share from discontinued operations - diluted	$0.00	$0.01
Total earnings per common share - diluted	$0.46	$(0.44)
Weighted-average shares outstanding
Basic	165,166,276	172,032,866
Diluted	167,723,519	173,104,415
Dividends declared per share of common stock	$0.125	$0.30
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income (loss)	$81,965	$(74,167)
Other comprehensive income (loss) - net change by component:
Derivative financial instruments (cash flow hedges)	(3,944)	6,245
Foreign currency translation	813	(607)
Other comprehensive income (loss)	$(3,131)	$5,638
Comprehensive income (loss)	$78,834	$(68,529)
Less: Comprehensive income attributable to non-controlling interests	2,439	158
Comprehensive income (loss) attributable to Ready Capital Corporation	$76,395	$(68,687)
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three Months Ended March 31, 2025
	Preferred Series E		Common Stock		Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Ready Capital Corporation Equity	Non-controlling Interests	Total Stockholders' Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2024	4,600,000	$111,378	162,792,372	$17	$2,250,291	$(505,089)	$(18,552)	$1,838,045	$97,697	$1,935,742
Dividend declared:
Common stock ($0.125 per share)	—	—	—	—	—	(22,693)	—	(22,693)	—	(22,693)
OP units	—	—	—	—	—	—	—	—	(111)	(111)
$0.390625 per Series C preferred share	—	—	—	—	—	(131)	—	(131)	—	(131)
$0.406250 per Series E preferred share	—	—	—	—	—	(1,868)	—	(1,868)	—	(1,868)
Distributions, net	—	—	—	—	—	—	—	—	(100)	(100)
Shares issued pursuant to merger transaction	—	—	12,766,819	—	64,600	—	—	64,600	—	64,600
Stock-based compensation	—	—	682,080	—	6,238	—	—	6,238	—	6,238
Share repurchases	—	—	(3,734,044)	—	(19,320)	—	—	(19,320)	—	(19,320)
Reallocation of non-controlling interest	—	—	—	—	292	—	(11)	281	(281)	—
Net income	—	—	—	—	—	79,505	—	79,505	2,460	81,965
Other comprehensive loss	—	—	—	—	—	—	(3,110)	(3,110)	(21)	(3,131)
Balance at March 31, 2025	4,600,000	$111,378	172,507,227	$17	$2,302,101	$(450,276)	$(21,673)	$1,941,547	$99,644	$2,041,191

	Three Months Ended March 31, 2024
	Preferred Series E		Common Stock		Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Ready Capital Corporation Equity	Non-controlling Interests	Total Stockholders' Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2023	4,600,000	$111,378	172,276,105	$17	$2,321,989	$124,413	$(17,860)	$2,539,937	$98,464	$2,638,401
Dividend declared:
Common stock ($0.30 per share)	—	—	—	—	—	(51,676)	—	(51,676)	—	(51,676)
OP units	—	—	—	—	—	—	—	—	(372)	(372)
$0.390625 per Series C preferred share	—	—	—	—	—	(131)	—	(131)	—	(131)
$0.406250 per Series E preferred share	—	—	—	—	—	(1,868)	—	(1,868)	—	(1,868)
Distributions, net	—	—	(1,981)	—	(18)	—	—	(18)	—	(18)
Stock-based compensation	—	—	325,918	—	4,110	—	—	4,110	—	4,110
Conversion of OP units into common stock	—	—	90,000	—	612	—	—	612	(612)	—
Share repurchases	—	—	(2,244,709)	—	(20,035)	—	—	(20,035)	—	(20,035)
Reallocation of non-controlling interest	—	—	—	—	645	—	(72)	573	(573)	—
Net income (loss)	—	—	—	—	—	(74,284)	—	(74,284)	117	(74,167)
Other comprehensive income	—	—	—	—	—	—	5,597	5,597	41	5,638
Balance at March 31, 2024	4,600,000	$111,378	170,445,333	$17	$2,307,303	$(3,546)	$(12,335)	$2,402,817	$97,065	$2,499,882
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash Flows From Operating Activities:
Net income (loss)	$81,965	$(74,167)
Net income (loss) from discontinued operations, net of tax	(445)	1,415
Net income (loss) from continuing operations	82,410	(75,582)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	11,265	30,322
Stock-based compensation	1,785	1,894
Recovery of loan losses	(109,568)	(26,544)
Impairment loss on real estate owned, held for sale	2,346	16,972
Repair and denial reserve	823	1,067
Paid-in-kind accrued interest	(241)	(29,982)
Provision for loan losses on purchased future receivables	—	1,206
Valuation allowance, loans held for sale	99,718	146,180
Net (income) loss of unconsolidated joint ventures, net of distributions	5,782	(85)
Realized (gains) losses, net	(10,242)	(18,107)
Unrealized (gains) losses, net	1,922	(4,639)
Bargain purchase gain	(102,471)	—
Loans, held for sale, net	89,106	11,553
Changes in operating assets and liabilities:
Derivative instruments	(1,982)	(1,383)
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	32,964	(2,293)
Receivable from third parties	(862)	2,332
Other assets	(46,464)	(24,002)
Accounts payable and other accrued liabilities	24,126	(12,966)
Net cash provided by operating activities from continuing operations	$80,417	$15,943
Net cash provided by operating activities from discontinued operations	28,052	7,507
Net cash provided by operating activities	$108,469	$23,450
Cash Flows From Investing Activities:
Origination of loans	(174,330)	(206,063)
Proceeds from disposition and principal payment of loans	414,830	499,368
Funding of real estate, held for sale	(5)	(591)
Proceeds from sale of real estate, held for sale	7,096	1,310
Investment in unconsolidated joint ventures	(11,508)	(41)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,657	717
Proceeds from liabilities under participation agreements	—	10,316
Payment of liabilities under participation agreements	(1,335)	—
Net cash provided by business acquisitions	16,020	—
Net cash provided by investing activities from continuing operations	$252,425	$305,016
Net cash provided by (used for) investing activities from discontinued operations	54,843	(192)
Net cash provided by investing activities	$307,268	$304,824
Cash Flows From Financing Activities:
Proceeds from secured borrowings	1,235,533	924,896
Repayment of secured borrowings	(558,475)	(827,609)
Repayment of the Paycheck Protection Program Liquidity Facility borrowings	(5,639)	(7,688)
Repayment of securitized debt obligations of consolidated VIEs	(1,010,685)	(309,875)
Proceeds from senior secured note	240,250	—
Repayment of corporate debt	(79,477)	—
Repayment of guaranteed loan financing	(41,532)	(48,264)
Payment of deferred financing costs	(12,850)	(4,909)
Common stock repurchased	(17,405)	(19,050)
Settlement of share-based awards in satisfaction of withholding tax requirements	(1,915)	(985)
Dividend payments	(44,042)	(54,428)
Distributions, net	—	(18)
Net cash used for financing activities from continuing operations	$(296,237)	$(347,930)
Net cash used for financing activities from discontinued operations	(58,753)	(11,798)
Net cash used for financing activities	$(354,990)	$(359,728)
Net increase (decrease) in cash, cash equivalents, and restricted cash including cash classified within assets held for sale	60,747	(31,454)
Less: Net decrease in cash and cash equivalents within assets held for sale	(4,858)	(4,483)
Net increase (decrease) in cash, cash equivalents, and restricted cash	65,605	(26,971)
Cash, cash equivalents, and restricted cash beginning balance	182,774	262,506
Cash, cash equivalents, and restricted cash ending balance	$248,379	$235,535
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2025	2024
Supplemental disclosures:
Cash paid for interest	$134,316	$177,618
Cash paid (received) for income taxes	$(297)	$215
Non-cash investing activities
Loans transferred from loans, held for sale to loans, net	$72,826	$—
Loans transferred from loans, net to loans, held for sale	$722,797	$655,126
Loans transferred to real estate owned, held for sale	$32,336	$5,902
Contingent consideration in connection with acquisitions	$15,409	$—
Non-cash financing activities
Shares and OP units issued in connection with merger transactions	$64,600	$—
Conversion of OP units to common stock	$—	$612
Cash, cash equivalents, and restricted cash reconciliation
Cash and cash equivalents	$205,917	$166,004
Restricted cash	39,603	24,915
Cash, cash equivalents, and restricted cash in assets of consolidated VIEs	2,859	44,616
Cash, cash equivalents, and restricted cash ending balance	$248,379	$235,535
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
Sutherland Partners, L.P. (the “operating partnership”) holds substantially all of the Company’s assets and conducts substantially all of the Company’s business. As of both March 31, 2025 and December 31, 2024, the Company owned approximately 99.5% of the operating partnership. The Company, as sole general partner of the operating partnership, has responsibility and discretion in the management and control of the operating partnership, and the limited partners of the operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the operating partnership. Therefore, the Company consolidates the operating partnership.
Acquisitions
United Development Funding IV. On March 13, 2025, pursuant to the terms of the Agreement and Plan of Merger, dated as of November 29, 2024, by and among the Company, United Development Funding IV (“UDF IV”), and RC
Merger Sub IV, LLC, a wholly owned subsidiary of the Company (“RC Merger Sub IV”), the Company acquired UDF
IV, a real estate investment trust providing capital solutions to residential real estate developers and regional homebuilders, (the “UDF IV Merger”). At the effective time of the UDF IV Merger (the “Effective Time”), each outstanding common share of beneficial interest, par value $0.01 per share, of UDF IV (“UDF IV Common Shares”), excluding any UDF IV Common Shares held by UDF IV, the Company, RC Merger Sub IV or their subsidiaries, was automatically cancelled and retired and converted into the right to receive (i) 0.416 shares of Company common stock,
(ii) 0.416 contingent value rights (“CVRs”) representing the potential right to receive additional shares of Company common stock after the end of each of (1) the period beginning on October 1, 2024, and ending on December 31, 2025 and (2) the three subsequent calendar years, based, in part, upon cash proceeds received by the Company and its subsidiaries in respect of a portfolio of five UDF IV loans and (iii) cash consideration in lieu of any fractional shares of
Company common stock. Refer to Note 5 for assets acquired and liabilities assumed in the UDF IV Merger.
Funding Circle. On July 1, 2024, the Company acquired Funding Circle USA, Inc. (“Funding Circle”) through its subsidiary, iBusiness Funding LLC, for approximately $41.2 million in cash plus the assumption of certain liabilities
(the “Funding Circle Acquisition”). Funding Circle is an online lending platform that originates and services small business loans. The Funding Circle Acquisition integrates Funding Circle’s loan origination servicing platform with the
Company’s Lending as a Service (“LaaS”) and LenderAI product offerings. Refer to Note 5 for assets acquired and liabilities assumed in the Funding Circle Acquisition.
Madison One. On June 5, 2024, the Company acquired Madison One Capital, M1 CUSO and Madison One Lender
Services (together, “Madison One”), a leading originator and servicer of United States Department of Agriculture
(“USDA”) and SBA guaranteed loan products, for an initial purchase price of approximately $32.9 million paid in cash
(the “Madison One Acquisition”). Approximately $3.6 million of the initial purchase price was paid as bonuses to certain key Madison One personnel in cash. Additional purchase price payments, including cash payments and the issuance of shares of common stock of the Company, may be made over the four years following the acquisition date contingent upon the Madison One business achieving certain performance metrics. Part of the Company’s strategy in acquiring Madison One included the value of the anticipated synergies arising from the acquisition and the value of the acquired assembled workforce, neither of which qualify for recognition as an intangible asset. Refer to Note 5 for assets acquired and liabilities assumed in the Madison One Acquisition.
REIT Status
The Company qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended
(the “Internal Revenue Code”), commencing with its first taxable year ended December 31, 2011. To maintain its tax status as a REIT, the Company distributes dividends equal to at least 90% of its taxable income in the form of distributions to shareholders.
Note 2. Basis of Presentation
The unaudited interim consolidated financial statements herein, referred to as the “consolidated financial statements”, as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)—
as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”)
and the rules and regulations of the SEC.
The accompanying consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. Such operating results may not be indicative of the expected results for any other interim period or the entire year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC.
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
Loans purchased that meet the definition of a purchased financial asset with credit deterioration (“PCD”) or where there is a significant difference between contractual cash flows and expected cash flows, are accounted for under ASC 326,
Financial Instruments-Credit Losses. PCD loans are recorded at fair value on the acquisition date and the amount and timing of expected future cash flows is estimated on an individual loan basis. On a quarterly basis, expected cash flows are determined using various assumptions, including default rates, loss severities, recoveries, amount and timing of prepayments and other macroeconomic indicators. Estimated cash flows in excess of the amount paid is recorded as interest income over the remaining life of the loan. Impairments that occur after the acquisition date are recognized through the allowance for credit losses.
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
Non-accrual loans. A loan is generally placed on non-accrual status when it is probable that principal and interest will not be collected under the original contractual terms. At that time, interest income is no longer accrued. Non-accrual loans consist of loans for which principal or interest has been delinquent for 90 days or more and for which specific reserves are recorded, including PCD loans. Interest income accrued, but not collected, at the date loans are placed on non-accrual status is reversed, unless the loan is expected to be fully recoverable by the collateral or is in the process of being collected. Interest income is subsequently recognized only to the extent it is received in cash or until the loan qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Loans are restored to accrual status when contractually current and the collection of future payments is reasonably assured. In certain instances, the
Company may make exceptions to placing a loan on non-accrual status if the loan is in the process of a modification. For construction loans that have been delinquent for 90 days or more, interest income may continue to accrue if it is probable that principal and interest will be collected in full.
Paid-In-Kind (“PIK”) Interest. PIK interest is computed at the contractual rate specified in each loan agreement and added to the principal balance of the loan, and is recorded as interest income over the life of the loan on the consolidated statement of operations. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the borrower to be able to pay all principal and interest due. To maintain the
Company's status as a REIT, this non-cash source of income is included within the 90% of its taxable income required to be distributed to shareholders.
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
Derivative instruments
Subject to maintaining qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, comprised of interest rate swaps and FX forwards as part of its risk management strategy. The
Company accounts for derivative instruments under ASC 815, Derivatives and Hedging (“ASC 815”). All derivatives are reported as either assets or liabilities in the consolidated balance sheets at the estimated fair value with the changes in the fair value recorded in earnings unless hedge accounting is elected. As of March 31, 2025 and December 31, 2024, the
Company had offset $20.1 million and $25.4 million of cash collateral payable against gross derivative asset positions, respectively.
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
The qualitative assessment requires judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, macroeconomic conditions, industry and market conditions and relevant entity specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. In the first quarter of 2025, as a result of the qualitative assessment, the Company determined that it was more likely than not that the estimated fair value of each of the reporting units exceeded its respective estimated carrying value. Therefore, goodwill for each reporting unit was not impaired and a quantitative test was not required.
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
Earnings per share
Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from the Company’s share-based compensation, consisting of unvested restricted stock units (“RSUs”), unvested restricted stock awards (“RSAs”), performance-based equity awards, as well as the dilutive impact of convertible preferred stock and CVRs under the if-converted method and warrants under the treasury stock method. Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.
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
Note 4. Recent Accounting Pronouncements
ASU 2024-04, Compensation – Debt Conversion and Other Topics (Subtopic 470-20) Induced Conversions of
Convertible Debt Instruments Issued November 2024
This ASU clarifies the requirements for settlement of a convertible debt instrument as an induced conversion. The ASU is effective in reporting periods beginning after December 15, 2025, including interim periods within the fiscal year, on a prospective or retrospective basis. Early adoption is permitted. The Company is currently assessing the impact upon adoption of this standard on the consolidated financial statements.
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
Note 5. Business Combinations
UDF IV Merger
On March 13, 2025 the Company acquired UDF IV, a real estate investment trust providing capital solutions to residential real estate developers and regional homebuilders. Refer to Note 1 for more information about the UDF IV
Merger. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The methodologies used, and key assumptions made, to estimate the fair value of the assets acquired and liabilities assumed are primarily based on future cash flows and discount rates.
The table below summarizes the fair value of assets acquired and liabilities assumed from the UDF IV Merger.

(in thousands)	Preliminary Purchase Price Allocation
Assets
Cash and cash equivalents	$16,020
Loans, net	158,469
Investment in unconsolidated joint ventures	5,290
Other Assets:
Accrued interest	1,231
Receivable from third party	738
Other	1,946
Total assets acquired	$183,694
Liabilities
Accounts payable and other accrued liabilities	1,214
Total liabilities assumed	$1,214
Net assets acquired	$182,480
The table below illustrates the aggregate consideration transferred, net assets acquired, and the related bargain purchase gain.

(in thousands)	Preliminary Purchase Price Allocation
Fair value of net assets acquired	$182,480

Consideration transferred based on the value of common stock issued	64,600
Contingent consideration	15,409
Total consideration transferred	$80,009

Bargain purchase gain	$102,471
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
Loan portfolio
The table below summarizes the classification, unpaid principal balance (“UPB”), and carrying value of loans held by the Company including loans of consolidated VIEs.

	March 31, 2025		December 31, 2024
(in thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Bridge	$2,044,864	$2,074,360	$1,246,725	$1,309,683
Fixed rate	186,974	188,781	197,162	197,272
Construction	882,796	1,158,495	733,276	874,558
Freddie Mac	1,377	1,337	—	—
SBA - 7(a)	1,087,330	1,130,892	1,043,120	1,075,845
Other	150,676	170,727	157,866	177,155
Total Loans, net	$4,354,017	$4,724,592	$3,378,149	$3,634,513
Loans in consolidated VIEs
Bridge	2,331,487	2,337,776	3,854,982	3,970,084
Fixed rate	628,755	634,354	685,505	688,347
SBA - 7(a)	169,514	179,760	178,498	189,737
Other	202,304	203,396	211,076	212,020
Total Loans, net, in consolidated VIEs	$3,332,060	$3,355,286	$4,930,061	$5,060,188
Loans, held for sale
Bridge	426,925	573,999	58,703	134,065
Fixed rate	2,760	6,056	2,750	6,056
Construction	20,012	31,421	54,392	77,487
Freddie Mac	3,281	3,273	36,248	35,931
SBA - 7(a)	74,027	68,895	87,825	81,524
Other	1,721	1,812	1,708	1,817
Total Loans, held for sale	$528,726	$685,456	$241,626	$336,880
Loans, held for sale in consolidated VIEs
Bridge	168,415	202,973	—	—
Total Loans, held for sale in consolidated VIEs	$168,415	$202,973	$—	$—
Total	$8,383,218	$8,968,307	$8,549,836	$9,031,581
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
willingness to meet its financial obligations.

The tables below summarize the classification, UPB, carrying value and gross write-offs of loans by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2025	2024	2023	2022	2021	Pre 2021	Total
March 31, 2025
Bridge	$4,412,136	$—	$301,588	$247,367	$1,817,879	$1,833,604	$175,913	$4,376,351
Fixed rate	823,135	—	—	—	108,694	176,806	530,229	815,729
Construction	1,158,495	5,124	20,017	26,940	164,340	69,026	597,349	882,796
Freddie Mac	1,337	—	—	—	1,377	—	—	1,377
SBA - 7(a)	1,310,652	88,574	232,389	135,586	307,290	226,846	266,159	1,256,844
Other	374,123	710	14,400	2,777	4,090	641	330,362	352,980
Total Loans, net	$8,079,878	$94,408	$568,394	$412,670	$2,403,670	$2,306,923	$1,900,012	$7,686,077
Gross write-offs		$—	$19	$52	$21	$788	$1,550	$2,430
	UPB	2024	2023	2022	2021	2020	Pre 2020	Total
December 31, 2024
Bridge	$5,279,767	$321,439	$244,283	$2,083,723	$2,270,504	$105,279	$76,479	$5,101,707
Fixed rate	885,619	—	—	109,733	180,209	86,013	506,712	882,667
Construction	874,558	9,233	26,925	162,309	83,287	144	451,378	733,276
SBA - 7(a)	1,265,582	235,374	138,670	322,007	237,105	94,730	193,732	1,221,618
Other	389,175	14,769	2,881	4,225	685	9,205	337,177	368,942
Total Loans, net	$8,694,701	$580,815	$412,759	$2,681,997	$2,771,790	$295,371	$1,565,478	$8,308,210
Gross write-offs		$28	$1,440	$1,710	$3,022	$617	$7,776	$14,593
The tables below present delinquency information on loans, net by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2025	2024	2023	2022	2021	Pre 2021	Total
March 31, 2025
Current	$6,926,733	$94,030	$558,156	$351,187	$2,208,928	$2,128,358	$1,377,208	$6,717,867
30 - 59 days past due	178,984	378	7,277	32,191	57,551	40,281	38,897	176,575
60+ days past due	974,161	—	2,961	29,292	137,191	138,284	483,907	791,635
Total Loans, net	$8,079,878	$94,408	$568,394	$412,670	$2,403,670	$2,306,923	$1,900,012	$7,686,077
	UPB	2024	2023	2022	2021	2020	Pre 2020	Total
December 31, 2024
Current	$8,094,859	$575,781	$392,201	$2,488,252	$2,566,736	$289,352	$1,475,325	$7,787,647
30 - 59 days past due	148,612	3,666	1,676	92,516	26,385	734	6,311	131,288
60+ days past due	451,230	1,368	18,882	101,229	178,669	5,285	83,842	389,275
Total Loans, net	$8,694,701	$580,815	$412,759	$2,681,997	$2,771,790	$295,371	$1,565,478	$8,308,210
The table below presents delinquency information on loans, net by portfolio.

(in thousands)	Current	30 - 59 days past due	60+ days past due	Total	Non-Accrual Loans	90+ days past due and Accruing
March 31, 2025
Bridge	$4,019,861	$62,915	$293,575	$4,376,351	$200,640	$96,990
Fixed rate	764,535	33,011	18,183	815,729	12,791	—
Construction	408,773	26,940	447,083	882,796	552,110	—
Freddie Mac	—	—	1,377	1,377	1,377	—
SBA - 7(a)	1,182,037	50,667	24,140	1,256,844	68,345	—
Other	342,661	3,042	7,277	352,980	13,112	179
Total Loans, net	$6,717,867	$176,575	$791,635	$7,686,077	$848,375	$97,169
Percentage of loans outstanding	87.4%	2.3%	10.3%	100%	11.0%	1.3%
December 31, 2024
Bridge	$4,732,393	$93,078	$276,236	$5,101,707	$366,890	$88,396
Fixed rate	840,951	8,421	33,295	882,667	33,295	—
Construction	691,655	—	41,621	733,276	60,018	—
SBA - 7(a)	1,160,844	27,124	33,650	1,221,618	64,687	—
Other	361,804	2,665	4,473	368,942	1,871	973
Total Loans, net	$7,787,647	$131,288	$389,275	$8,308,210	$526,761	$89,369
Percentage of loans outstanding	93.7%	1.6%	4.7%	100%	6.3%	1.1%

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
The collateral concentration of the loan portfolio considers economic factors or events may have a more pronounced impact on certain sectors or property types.
The table below presents quantitative information on the credit quality of loans, net.

	LTV(1)
(in thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
March 31, 2025
Bridge	$—	$96,692	$531,953	$2,926,995	$547,304	$273,407	$4,376,351
Fixed rate	1,023	31,609	347,931	415,858	19,308	—	815,729
Construction	8,665	34,915	187,496	144,279	44,053	463,388	882,796
Freddie Mac	—	—	—	1,377	—	—	$1,377
SBA - 7(a)	13,800	63,028	187,048	338,460	221,996	432,512	1,256,844
Other	98,159	112,742	90,934	29,898	16,372	4,875	352,980
Total Loans, net	$121,647	$338,986	$1,345,362	$3,856,867	$849,033	$1,174,182	$7,686,077
Percentage of loans outstanding	1.6%	4.4%	17.5%	50.2%	11.0%	15.3%	100.0%
December 31, 2024
Bridge	$—	$103,364	$553,768	$3,230,535	$471,137	$742,903	$5,101,707
Fixed rate	1,348	29,799	379,043	446,246	26,231	—	882,667
Construction	27,973	4,725	90,615	160,507	17,892	431,564	733,276
SBA - 7(a)	14,222	65,279	184,965	354,891	219,371	382,890	1,221,618
Other	105,417	116,848	61,974	62,662	16,661	5,380	368,942
Total Loans, net	$148,960	$320,015	$1,270,365	$4,254,841	$751,292	$1,562,737	$8,308,210
Percentage of loans outstanding	1.8%	3.9%	15.3%	51.2%	9.0%	18.8%	100.0%
(1)LTV is calculated by dividing the current UPB by the most recent collateral value received. The most recent value for performing loans is often the third-party as-is valuation utilized during the original underwriting process.
The table below presents the geographic concentration of loans, net, secured by real estate.

Geographic Concentration (% of UPB)	March 31, 2025	December 31, 2024
Texas	22.4%	19.3%
California	11.1	10.8
Florida	8.5	7.9
Oregon	8.1	7.3
Arizona	6.6	7.7
Georgia	5.7	6.7
New York	4.9	4.8
Illinois	3.4	3.1
Washington	3.3	3.1
Ohio	2.4	2.5
Other	23.6	26.8
Total	100.0%	100.0%
The table below presents the collateral type concentration of loans, net.

Collateral Concentration (% of UPB)	March 31, 2025	December 31, 2024
Multi-family	54.5%	60.1%
SBA	16.2	14.6
Mixed Use	9.7	9.5
Industrial	4.8	4.8
Retail	4.3	4.1
Land	4.0	1.0
Office	3.4	3.2
Other	3.1	2.7
Total	100.0%	100.0%

The table below presents the collateral type concentration of SBA loans within loans, net.

Collateral Concentration (% of UPB)	March 31, 2025	December 31, 2024
Lodging	19.6%	20.9%
Gasoline Service Stations	11.3	12.0
Eating Places	6.3	6.5
Child Day Care Services	5.6	5.7
Offices of Physicians	3.5	3.7
General Freight Trucking, Local	2.9	3.0
Grocery Stores	2.3	2.3
Coin-Operated Laundries and Drycleaners	1.3	1.4
Car Washes	1.3	1.1
Assisted Living Facilities for the Elderly	1.0	1.0
Other	44.9	42.4
Total	100.0%	100.0%
Allowance for credit losses
The allowance for credit losses consists of the allowance for losses on loans and lending commitments accounted for at amortized cost. Such loans and lending commitments are reviewed quarterly considering credit quality indicators, including probable and historical losses, collateral values, LTV ratios, and economic conditions.
The table below presents the allowance for loan losses by loan product and impairment methodology.

(in thousands)	Bridge	Fixed rate	Construction	SBA - 7(a)	Other	Total
March 31, 2025
General	$17,690	$7,043	$2,274	$25,063	$2,146	$54,216
Specific	13,359	2,187	146,289	4,972	709	167,516
PCD	—	—	17,488	—	—	17,488
Ending balance	$31,049	$9,230	$166,051	$30,035	$2,855	$239,220
December 31, 2024
General	$126,471	$3,156	$493	$18,825	$1,523	$150,468
Specific	43,974	1,958	137,812	3,262	631	187,637
PCD	—	—	1,834	—	—	1,834
Ending balance	$170,445	$5,114	$140,139	$22,087	$2,154	$339,939
The table below presents a summary of the changes in the allowance for loan losses.

(in thousands)	Bridge	Fixed rate	Construction	SBA - 7(a)	Other	Total
Three Months Ended March 31, 2025
Beginning balance	$170,445	$5,114	$140,139	$22,087	$2,154	$339,939
Provision for (recoveries of) loan losses	(139,396)	5,116	10,490	8,088	701	(115,001)
PCD	—	—	16,626	—	—	16,626
Charge-offs and sales	—	(1,000)	(1,204)	(226)	—	(2,430)
Recoveries	—	—	—	86	—	86
Ending balance	$31,049	$9,230	$166,051	$30,035	$2,855	$239,220
Three Months Ended March 31, 2024
Beginning balance	$36,241	$13,598	$30,870	$17,867	$3,029	$101,605
Provision for (recoveries of) loan losses	(23,060)	(3,705)	(5,636)	4,163	(319)	(28,557)
Charge-offs and sales	—	(2,629)	(1,479)	(1,579)	(66)	(5,753)
Recoveries	—	—	—	128	—	128
Ending balance	$13,181	$7,264	$23,755	$20,579	$2,644	$67,423
The table above excludes $2.9 million and $0.6 million of allowance for loan losses on unfunded lending commitments as of March 31, 2025 and March 31, 2024, respectively. Refer to Note 3 – Summary of Significant Accounting Policies
for more information on accounting policies, methodologies and judgment applied to determine the allowance for loan losses and lending commitments.

Non-accrual loans
A loan is placed on nonaccrual status when it is probable that principal and interest will not be collected under the original contractual terms. At that time, interest income is no longer accrued.
The table below presents information on non-accrual loans.

(in thousands)	March 31, 2025	December 31, 2024
Non-accrual loans
With an allowance	$797,685	$509,752
Without an allowance	50,690	17,009
Total recorded carrying value of non-accrual loans	$848,375	$526,761
Allowance for loan losses related to non-accrual loans	$(192,634)	$(125,218)
UPB of non-accrual loans	$1,129,944	$654,526

	March 31, 2025	March 31, 2024
Interest income on non-accrual loans for the three months ended	$3,214	$3,052
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
Three months ended March 31, 2025. During the three months ended March 31, 2025, the Company entered into 23 loan modifications with an aggregate carrying value of $166.0 million, or 2.2% of total loans, net. These modified loans include a combination of changes to the contractual terms which were in the form of term extensions and other-than-
insignificant payment delays.
There were 2 loans with an aggregate carrying value of $66.4 million, or 0.9% of loans, net, that were assumed by new borrowers and modified to include both term extensions and interest payment deferrals. The term extensions ranged between 19 and 32 months with a weighted average of 25 months added to the original loan term. Interest payment deferrals ranged between 12 and 24 months with a weighted average of 17 months. There was 1 loan with a carrying value of $44.2 million, or 0.5% of loans, net that was assumed by a new borrower with a 35 month term extension added to the original loan term. There were 4 loans with an aggregate carrying value of $29.6 million, or 0.4% of loans, net that were modified to include both term extensions and interest payment deferrals. The term extensions ranged between 12 and 60 months with a weighted average of 14 months added to the original loan term. Interest payment deferrals ranged between 6 and 24 months with a weighted average of 15 months and include payments for periods before the modification date. Payment modifications include the reduction of interest payments to equal excess net operating income with the difference between the original rate and the interest collected due at maturity. In most cases, default interest is waived. There were 6 loans with an aggregate carrying value of $21.1 million, or 0.3% of loans, net that were modified to include term extensions which ranged between 5 and 60 months with a weighted average of 16 months added to the original loan term. There were 10 loans with an aggregate carrying value of $4.7 million, or 0.1% of loans, net that were modified to include interest payment deferrals which ranged between 6 and 16 months with a weighted average of 6 months and include payments for periods before the modification date.
During the three months ended March 31, 2025, $10.2 million of total capital was invested by the borrowers, substantially all in the form of payments in contribution to reserve accounts.
Three months ended March 31, 2024. During the three months ended March 31, 2024, the Company entered into 10 loan modifications with an aggregate carrying value of $61.7 million, or 0.6% of total loans, net. These modified loans include a combination of changes to the contractual terms which were in the form of term extensions and other-than-
insignificant payment delays.
There were 7 loans with an aggregate carrying value of $33.5 million, or 0.3% of loans, net that were modified to include term extensions which ranged between 4 and 15 months with a weighted average of 8 months added to the original loan term. There were 2 loans with an aggregate carrying value of $28.1 million, or 0.3% of loans, net, that were modified to include both term extensions and interest payment deferrals. The term extensions ranged between 5 and 15 months with a weighted average of 6 months added to the original loan term. The payment deferrals ranged between 7 and 10 months with a weighted average of 7 months and include payments for periods before the modification date.
There was 1 loan with a carrying value of $0.1 million, or less than 0.1% of loans, net that was modified to include a 16 month interest payment deferral.
The remaining elements of the Company’s modification programs are generally considered insignificant and do not have a material impact on financial results.
Allowance for loan losses. The Company’s allowance for loan losses reflects estimates of expected life-time loan losses, which considers historical loan losses including losses from modified loans to borrowers experiencing financial difficulty. The Company continues to estimate the allowance for loan losses after modification using loan-specific inputs. Substantially all of the modified loans during the three months ended March 31, 2025 and March 31, 2024, respectively, were on accrual status and performing in accordance with the modified contractual terms.
Loans with modifications disclosed in the previous twelve months are performing in accordance with their modified terms as of March 31, 2025, except for 14 loans with a carrying value of $6.8 million which did not make payments in accordance with their modified terms during the three months ended March 31, 2025.
On loans for which the Company determines foreclosure of the collateral is probable, expected losses are measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. As of March 31, 2025 and December 31, 2024, the Company’s total carrying amount of loans in the foreclosure process was $11.1 million and $8.4 million, respectively.
Lending commitments. For the three months ended March 31, 2025 and March 31, 2024, lending commitments to borrowers experiencing financial difficulty for which the Company has modified the loan terms were $6.8 million and
$12.9 million, respectively.
PCD loans
On March 13, 2025, the Company acquired PCD loans in connection with the UDF IV Merger. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the UDF IV Merger. The table below presents a reconciliation of the Company’s purchase price with the par value of the purchased loans.

(in thousands)	Preliminary Purchase Price Allocation
UPB	$200,729
Allowance for credit losses	(16,626)
Non-credit discount	(87,141)
Purchase price of loans classified as PCD	$96,962
The Company did not acquire any PCD loans during the three months ended March 31, 2024.
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
Contingent consideration primarily consists of CVRs issued pursuant to the UDF IV Merger. Pursuant to the Contingent
Value Rights Agreement, dated as of March 13, 2025, by and among the Company and Computershare Inc. and its affiliate Computershare Trust Company, N.A., on the issuance date following the end of each CVR accrual period, the
Company will issue to the CVR holders, with respect to each CVR, a number of shares of Company common stock equal to 60% of any cash proceeds received between October 1, 2024 and December 31, 2028 from select loans in excess of the outstanding amounts of such loans and net of certain costs, divided by the Company’s tangible book value per share, with cash being paid in lieu of any fractional shares of Company common stock otherwise due to such holder. In addition, each CVR holder will be entitled to receive (i) an amount in cash equal to the amount of any dividends or other distributions paid with respect to the number of whole shares of Company common stock received by such holder in respect of such holder’s CVRs and having a record date on or after the Effective Time and a payment date prior to the issuance date of such shares of Company common stock (the “Catch-up Dividend Amount”) or (ii) a number of shares of
Company common stock equal to (A) the Catch-up Dividend Amount, divided by (B) the most recently publicly reported tangible book value per share of Company common stock immediately preceding the issuance date of such shares of
Company common stock and (y) the amount of any dividends or other distributions payable with respect to such shares of Company common stock and having a record date prior to the issuance date of such Company common stock and a payment date on or after the relevant issuance date of such Company common stock. The fair value of the contingent consideration in connection with the UDF IV Merger was determined using a discounted cash flow model which is based on Level 3 inputs, including estimates of future cash proceeds generated from the underlying collateral of such loans and discount rate. Fair value measurements of the contingent consideration liability are sensitive to changes in assumptions related to future cash proceeds and discount rate.
The purchase price allocation associated with the closing of the UDF IV Merger valued the CVRs at approximately
$15.4 million or $1.21 per CVR.
In addition, the fair value of certain contingent consideration in connection with mergers and acquisitions was determined using a Monte Carlo simulation model which considers various potential results based on Level 3 inputs, including management’s latest estimates of future operating results. Fair value measurements of the contingent consideration liability are sensitive to changes in assumptions related to earnings before tax, discount rate and risk-free rate of return.

The final purchase price allocation associated with the closing of the Mosaic Mergers valued the contingent equity rights at approximately $25.0 million or $0.83 per contingent equity right. As of March 31, 2025, the contingent equity rights expired with an aggregate consideration of zero.
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
The table below presents financial instruments carried at fair value on a recurring basis.

(in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2025
Assets:
Money market funds (1)	$58,630	$—	$—	$58,630
Loans, net	—	—	2,018	2,018
Loans, held for sale	—	79,029	2,760	81,789
PPP loans (2)	—	936	—	936
MBS	—	31,415	—	31,415
Derivative instruments	—	6,907	—	6,907
Investment in unconsolidated joint ventures	—	—	6,371	6,371
Preferred equity investment (3)	—	—	92,810	92,810
Total assets	$58,630	$118,287	$103,959	$280,876

Liabilities:
Derivative instruments	—	575	—	575
Contingent consideration	—	—	15,982	15,982
Total liabilities	$—	$575	$15,982	$16,557
December 31, 2024
Assets:
Money market funds (1)	$86,637	$—	$—	$86,637
Loans, net	—	—	3,533	3,533
Loans, held for sale	—	125,781	2,750	128,531
PPP loans (2)	—	1,340	—	1,340
MBS	—	31,006	—	31,006
Derivative instruments	—	7,963	—	7,963
Investment in unconsolidated joint ventures	—	—	6,577	6,577
Preferred equity investment (3)	—	—	92,810	92,810
Total assets	$86,637	$166,090	$105,670	$358,397

Liabilities:
Derivative instruments	—	352	—	352
Contingent consideration	—	—	573	573
Total liabilities	$—	$352	$573	$925
(1) Money market funds are included in cash and cash equivalents on the consolidated balance sheets
(2) PPP loans are included in other assets on the consolidated balance sheets
(3) Preferred equity investment held through consolidated joint ventures is included in assets of consolidated VIEs on the consolidated balance sheets
The table below presents the valuation techniques and significant unobservable inputs used to value Level 3 financial instruments, using third party information without adjustment.

(in thousands)	Fair Value	Predominant Valuation Technique (1)	Type	Range	Weighted Average
March 31, 2025
Assets:
Investment in unconsolidated joint ventures	$6,371	Income Approach	Discount rate	9.0%	9.0%
Preferred equity investment	92,810	Income Approach	Discount rate	12.0%	12.0%
Total assets	$99,181
Liabilities:
Contingent consideration- Madison One	$573	Monte Carlo Simulation Model	Net income volatility | Risk- adjusted discount rate	66.0% | 44.3%	66.0% | 44.3%
Contingent consideration - UDF	15,409	Distributable Cash Flow Approach	Discount factor	18.0%	18.0%
Total liabilities	$15,982
December 31, 2024
Assets:
Investment in unconsolidated joint ventures	$6,577	Income Approach	Discount rate	9.0%	9.0%
Preferred equity investment	92,810	Income Approach	Discount rate	12.0%	12.0%
Total assets	$99,387
Liabilities:
Contingent consideration- Madison One	$573	Monte Carlo Simulation Model	Net income volatility | Risk- adjusted discount rate	66.0% | 44.3%	66.0% | 44.3%
Total liabilities	$573
(1) Prices are weighted based on the UPB of the loans and securities included in the range for each class.
Included within Level 3 assets of $104.0 million as of March 31, 2025 and $105.7 million as of December 31, 2024, is
$4.8 million and $6.3 million, respectively, of quoted or transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value.

The table below presents a summary of changes in fair value for Level 3 assets and liabilities.

	Three Months Ended March 31,
(in thousands)	2025	2024
Assets:
Loans, net
Beginning balance	$3,533	$9,348
Sales / Principal payments	(834)	—
Unrealized gains (losses), net	(681)	680
Transfer to (from) Level 3	—	(10,028)
Ending balance	$2,018	$—
Loans, held for sale
Beginning balance	2,750	—
Unrealized gains (losses), net	10	—
Ending balance	$2,760	$—
Investment in unconsolidated joint ventures
Beginning balance	6,577	7,360
Unrealized gains (losses), net	(206)	(191)
Ending balance	$6,371	$7,169
Preferred equity investment (1)
Beginning balance	92,810	108,423
Unrealized gains (losses), net	—	(1,875)
Ending balance	$92,810	$106,548
Total assets
Beginning balance	105,670	125,131
Sales / Principal payments	(834)	—
Unrealized gains (losses), net	(877)	(1,386)
Transfer to (from) Level 3	—	(10,028)
Ending balance	$103,959	$113,717
Liabilities:
Contingent consideration
Beginning balance	573	7,628
Realized (gains) losses, net	—	(7,628)
Mergers and acquisitions (2)	$15,409	$—
Ending balance	$15,982	$—
(1)Preferred equity investment held through consolidated joint ventures is included in assets of consolidated VIE's on the consolidated balance sheets.
(2)Includes assets acquired and liabilities assumed as a result of the UDF IV Merger. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the UDF IV Merger.
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
Financial instruments not carried at fair value
The table below presents the carrying value and estimated fair value of financial instruments that are not carried at fair value and are classified as Level 3.

	March 31, 2025		December 31, 2024
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Loans, net	$7,684,059	$7,730,770	$8,304,677	$8,426,700
Loans, held for sale	615,352	615,352	113,095	113,095
Servicing rights	129,814	143,677	128,440	141,513
Total assets	$8,429,225	$8,489,799	$8,546,212	$8,681,308
Liabilities:
Secured borrowings	2,713,415	2,713,415	2,035,176	2,035,176
Securitized debt obligations of consolidated VIEs, net	2,574,139	2,540,330	3,580,513	3,532,765
Senior secured notes, net	671,510	655,022	437,847	421,427
Guaranteed loan financing	668,847	706,250	691,118	724,747
Corporate debt, net	817,156	783,913	895,265	865,380
Total liabilities	$7,445,067	$7,398,930	$7,639,919	$7,579,495
As of both March 31, 2025 and December 31, 2024, other assets and accounts payable and accrued liabilities are not carried at fair value but generally approximate fair value. Further details are presented in Note 18 – Other Assets and
Other Liabilities.
Note 8. Servicing Rights
The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The
Company’s servicing fees are specified by pooling and servicing agreements.
The table below presents information about servicing rights at amortized cost.

	Three Months Ended March 31,
(in thousands)	2025	2024
SBA
Beginning net carrying amount	$39,227	$29,536
Additions	4,863	2,677
Amortization	(1,634)	(855)
Recovery (impairment)	833	(15)
Ending net carrying amount	$43,289	$31,343
Multi-family
Beginning net carrying amount	67,996	73,301
Additions	572	1,738
Amortization	(3,009)	(2,827)
Ending net carrying amount	$65,559	$72,212
USDA
Beginning net carrying amount	16,465	—
Additions	689	—
Amortization	(687)	—
Recovery	19	—
Ending net carrying amount	$16,486	$—
Small business loans
Beginning net carrying amount	4,752	—
Additions	544	—
Amortization	(789)	—
Impairment	(27)	—
Ending net carrying amount	$4,480	$—
Total servicing rights	$129,814	$103,555
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
The table below presents additional information about servicing rights at amortized cost.

	As of March 31, 2025		As of December 31, 2024
(in thousands)	UPB	Carrying Value	UPB	Carrying Value
SBA	$1,924,410	$43,289	$1,779,233	$39,227
Multi-family	6,222,795	65,559	6,160,486	67,996
USDA	559,538	16,486	599,362	16,465
Small business loans	471,896	4,480	494,609	4,752
Total	$9,178,639	$129,814	$9,033,690	$128,440
The table below presents significant assumptions used in the estimated valuation of servicing rights at amortized cost.

	March 31, 2025				December 31, 2024
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA
Forward prepayment rate	9.9%	-	21.5%	10.4%	9.9%	-	21.6%	10.6%
Forward default rate	0.0%	-	2.7%	1.3%	0.0%	-	6.8%	6.6%
Discount rate	10.8%	-	16.8%	10.9%	11.9%	-	21.8%	12.2%
Servicing expense	0.4%	-	0.4%	0.4%	0.4%	-	0.4%	0.4%

Multi-family
Forward prepayment rate	0.0%	-	7.3%	6.7%	0.0%	-	7.3%	6.7%
Forward default rate	0.0%	-	1.0%	0.1%	0.0%	-	1.0%	0.6%
Discount rate	5.5%	-	5.6%	5.5%	5.5%	-	6.0%	5.8%
Servicing expense	0.0%	-	0.8%	0.1%	0.0%	-	0.8%	0.1%

USDA (1)
Forward prepayment rate	10.2%	-	12.5%	12.2%	12.2%	-	12.2%	12.2%
Discount rate	3.7%	-	5.4%	5.2%	4.9%	-	5.2%	5.1%
Servicing expense	0.1%	-	0.3%	0.2%	0.1%	-	0.3%	0.2%

Small business loans (2)
Discount rate	6.0%	-	6.0%	6.0%	6.0%	-	6.0%	6.0%
Servicing expense	0.5%	-	0.5%	0.5%	0.5%	-	0.5%	0.5%
Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The table below presents the possible impact of 10% and 20% adverse changes to key assumptions on servicing rights.

(in thousands)	March 31, 2025	December 31, 2024
SBA
Forward prepayment rate
Impact of 10% adverse change	$(1,413)	$(1,273)
Impact of 20% adverse change	$(2,746)	$(2,473)
Forward default rate
Impact of 10% adverse change	$(230)	$(192)
Impact of 20% adverse change	$(458)	$(382)
Discount rate
Impact of 10% adverse change	$(1,380)	$(1,349)
Impact of 20% adverse change	$(2,673)	$(2,605)
Servicing expense
Impact of 10% adverse change	$(2,828)	$(2,545)
Impact of 20% adverse change	$(5,656)	$(5,091)
Multi-family
Forward prepayment rate
Impact of 10% adverse change	$(507)	$(530)
Impact of 20% adverse change	$(997)	$(1,041)
Forward default rate
Impact of 10% adverse change	$(14)	$(14)
Impact of 20% adverse change	$(27)	$(28)
Discount rate
Impact of 10% adverse change	$(2,006)	$(2,132)
Impact of 20% adverse change	$(3,923)	$(4,161)
Servicing expense
Impact of 10% adverse change	$(2,505)	$(2,519)
Impact of 20% adverse change	$(5,010)	$(5,037)
USDA
Forward prepayment rate
Impact of 10% adverse change	$(868)	$(958)
Impact of 20% adverse change	$(1,656)	$(1,829)
Discount rate
Impact of 10% adverse change	$(370)	$(399)
Impact of 20% adverse change	$(724)	$(782)
Servicing expense
Impact of 10% adverse change	$(626)	$(681)
Impact of 20% adverse change	$(1,251)	$(1,362)
Small business loans
Discount rate
Impact of 10% adverse change	$(28)	$(28)
Impact of 20% adverse change	$(56)	$(58)
Servicing expense
Impact of 10% adverse change	$(287)	$(300)
Impact of 20% adverse change	$(574)	$(600)
The table below presents estimated future amortization expense for servicing rights.

(in thousands)	March 31, 2025
2025	$17,857
2026	20,386
2027	17,122
2028	14,541
2029	12,620
Thereafter	47,288
Total	$129,814
Note 9. Discontinued Operations and Assets and Liabilities Held for Sale
In the fourth quarter of 2023, the Board approved a plan to strategically shift the Company’s core focus to LMM commercial real estate lending and small business loans, which contemplates the disposition of assets and liabilities of the Company’s Residential Mortgage Banking segment. Accordingly, the then Residential Mortgage Banking segment met the criteria to be classified as held for sale on the consolidated balance sheets, presented as discontinued operations on the consolidated statements of operations, and excluded from continuing operations for all periods presented. In the second and fourth quarters of 2024, the Company sold $4.7 billion and $2.9 billion of residential mortgage servicing rights for net proceeds of $61.8 million and $47.4 million as part of the Company’s disposition of its Residential
Mortgage Banking segment. In the first quarter of 2025, the Company sold $4.2 billion of residential mortgage servicing rights for net proceeds of $9.8 million. The Company expects to complete the disposition of its Residential Mortgage
Banking segment in the second quarter of 2025.
The table below presents the assets and liabilities of the Residential Mortgage Banking segment classified as held for sale.

(in thousands)	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$19,942	$24,328
Restricted cash	4,992	5,464
Loans, net	—	222
Loans, held for sale	137,929	158,152
Loans eligible for repurchase from Ginnie Mae	10,932	14,107
Servicing rights(1)	—	55,582
Other assets	11,987	29,740
Total Assets	$185,782	$287,595
Liabilities
Secured borrowings	$131,680	$190,333
Liabilities for loans eligible for repurchase from Ginnie Mae	10,932	14,107
Derivative instruments	1,657	1,443
Accounts payable and other accrued liabilities	12,345	22,852
Total Liabilities	$156,614	$228,735
(1)Servicing rights are Level 3 assets that had been measured at fair value using the income approach valuation technique. Refer to Note 7- Fair value measurements for further details.
The table below presents the operating results of the Residential Mortgage Banking segment presented as discontinued
operations.

	Three Months Ended March 31,
(in thousands)	2025	2024
Interest income	$2,118	$1,842
Interest expense	(2,024)	(2,530)
Net interest expense	$94	$(688)
Non-interest income
Residential mortgage banking activities	10,415	9,242
Net realized gain (loss) on financial instruments	9,832	—
Net unrealized gain (loss) on financial instruments	(8,952)	—
Servicing income, net of amortization and impairment	1,433	9,416
Other income	4	4
Total non-interest income	$12,732	$18,662
Non-interest expense
Employee compensation and benefits	(3,561)	(5,684)
Variable expenses on residential mortgage banking activities	(6,419)	(6,086)
Professional fees	(548)	(153)
Loan servicing expense	(1,428)	(2,329)
Other operating expenses	(1,464)	(1,835)
Total non-interest expense	$(13,420)	$(16,087)
Income (loss) from discontinued operations before provision for income taxes	(594)	1,887
Income tax (provision) benefit	149	(472)
Net income (loss) from discontinued operations	$(445)	$1,415
Note 10. Secured Borrowings

The table below presents certain characteristics of secured borrowings.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	March 31, 2025	December 31, 2024
3	SBA loans	June 2025 - March 2026	SOFR + 2.83% Prime - 0.82%	$260,000	$334,153	$257,131	$250,601
1	LMM loans - USD	February 2026	SOFR + 1.35%	80,000	3,281	3,273	35,931
1	LMM loans - Non-USD (4)	January 2027	EURIBOR + 3.00%	54,081	34,395	27,753	30,513
Total borrowings under credit facilities and other financing agreements				$394,081	$371,829	$288,157	$317,045
8	LMM loans	July 2025 - July 2027	SOFR + 2.91%	3,866,411	3,102,177	2,209,018	1,482,085
5	MBS	April 2025 - July 2025	7.22%	216,240	403,193	216,240	236,046
Total borrowings under repurchase agreements				$4,082,651	$3,505,370	$2,425,258	$1,718,131
Total secured borrowings				$4,476,732	$3,877,199	$2,713,415	$2,035,176
(1)Represents the total number of facility lenders.
(2)Current maturity does not reflect extension options available beyond original commitment terms.
(3)Asset class pricing is determined using an index rate plus a weighted average spread.
(4)Non-USD denominated credit facilities and repurchase agreements have been converted into USD for purposes of this disclosure.
In the table above, the agreements governing secured borrowings require maintenance of certain financial and debt covenants. As of both March 31, 2025 and December 31, 2024, certain financing counterparties covenants calculations were amended to exclude the PPPLF from certain covenant calculations. As of both March 31, 2025 and December 31,
2024 the Company was in compliance with all debt and financial covenants.
The table below presents the carrying value of collateral pledged with respect to secured borrowings outstanding.

	Pledged Assets Carrying Value
(in thousands)	March 31, 2025	December 31, 2024
Collateral pledged - borrowings under credit facilities and other financing agreements
Loans, held for sale	$8,317	$36,249
Loans, net	363,512	351,443
Total	$371,829	$387,692
Collateral pledged - borrowings under repurchase agreements
Loans, net	2,601,262	2,036,311
MBS	21,821	21,729
Retained interest in assets of consolidated VIEs	381,372	436,617
Loans, held for sale	368,375	81,708
Real estate acquired in settlement of loans	132,540	127,828
Total	$3,505,370	$2,704,193
Total collateral pledged on secured borrowings	$3,877,199	$3,091,885
Note 11. Senior Secured Notes and Corporate Debt, net
Senior secured notes, net
ReadyCap Holdings, LLC (“ReadyCap Holdings”) 4.50% senior secured notes due 2026. On October 20, 2021,
ReadyCap Holdings, an indirect subsidiary of the Company, completed the offer and sale of $350.0 million of its 4.50%
Senior Secured Notes due 2026 (the “2026 Senior Secured Notes”). The 2026 Senior Secured Notes are fully and unconditionally guaranteed by the Company, each direct parent entity of ReadyCap Holdings, and other direct or indirect subsidiaries of the Company from time to time that is a direct parent entity of Sutherland Asset III, LLC or otherwise pledges collateral to secure the 2026 Senior Secured Notes (collectively, the “2026 SSN Guarantors”).
ReadyCap Holdings’ and the 2026 SSN Guarantors’ respective obligations under the 2026 Senior Secured Notes are secured by a perfected first-priority lien on certain capital stock and assets (collectively, the “2026 SSN Collateral”)
owned by certain subsidiaries of the Company.
The 2026 Senior Secured Notes are redeemable by ReadyCap Holdings’ following a non-call period, through the payment of the outstanding principal balance of the 2026 Senior Secured Notes plus a “make-whole” or other premium that decreases the closer the 2026 Senior Secured Notes are to maturity. ReadyCap Holdings is required to offer to repurchase the 2026 Senior Secured Notes at 101% of the principal balance of the 2026 Senior Secured Notes in the event of a change in control and a downgrade of the rating on the 2026 Senior Secured Notes in connection therewith, as set forth more fully in the note purchase agreement.
The 2026 Senior Secured Notes were issued pursuant to a note purchase agreement, which contains certain customary negative covenants and requirements relating to the collateral and the Company, ReadyCap Holdings, and the 2026 SSN
Guarantors, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and limitations on transactions with affiliates.
ReadyCap Holdings 9.375% senior secured notes due 2028. On February 21, 2025, ReadyCap Holdings completed the offer and sale of $220.0 million of its 9.375% Senior Secured Notes due 2028 (the “2028 Senior Secured Notes” and,
with the 2026 Senior Secured Notes, collectively, the “Senior Secured Notes”) for net proceeds of $216.7 million before expenses. The 2028 Senior Secured Notes are fully and unconditionally guaranteed by the Company and other direct or indirect subsidiaries of the Company from time to time that pledge collateral to secure the 2028 Senior Secured Notes
(collectively, the “2028 SSN Guarantors”).
ReadyCap Holdings’ and the 2028 SSN Guarantors’ respective obligations under the 2028 Senior Secured Notes are secured by a perfected first-priority lien on certain capital stock and assets (collectively, the “2028 SSN Collateral”)
owned by certain subsidiaries of the Company.
The 2028 Senior Secured Notes are redeemable by ReadyCap Holdings following a non-call period, through the payment of the outstanding principal balance of the 2028 Senior Secured Notes plus a “make-whole” or other premium that decreases the closer the 2028 Senior Secured Notes are to maturity. ReadyCap Holdings is required to offer to repurchase the 2028 Senior Secured Notes at 101% of the principal balance of the 2028 Senior Secured Notes in the event of a change in control and a downgrade of the rating on the 2028 Senior Secured Notes in connection therewith, as set forth more fully in the note purchase agreement.
The 2028 Senior Secured Notes were issued pursuant to a note purchase agreement, which contains certain customary negative covenants and requirements relating to the collateral and the Company, ReadyCap Holdings, and the 2028 SSN
Guarantors, including maintenance of minimum tangible net worth, maximum debt to net worth ratio and limitations on transactions with affiliates.
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
The Term Loan was issued pursuant to a credit agreement, which contains certain customary representations and warranties and affirmative and negative covenants and requirements relating to the collateral and the Company, Ready
Term Holdings, and the Term Loan Guarantors, including maintenance of a minimum asset coverage ratio.

As of March 31, 2025, the Company was in compliance with all covenants with respect to the Senior Secured Notes and the Term Loan.
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
In addition, in connection with the merger among the Company, Broadmark Realty Capital Inc. (“Broadmark”), and
RCC Merger Sub, LLC, a wholly owned subsidiary of the operating partnership (“RCC Merger Sub”), in which
Broadmark merged with and into RCC Merger Sub, with RCC Merger Sub remaining as a wholly owned subsidiary of the operating partnership (the “Broadmark Merger”), RCC Merger Sub assumed Broadmark’s obligations on certain senior unsecured notes. The note purchase agreement governing these notes contains financial covenants that require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as other customary affirmative and negative covenants.
As of March 31, 2025, the Company was in compliance with all covenants with respect to its Corporate debt.
The Debt ATM Agreement
On May 20, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B.
Riley Securities, Inc. (the “Agent”), pursuant to which it may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in
Rule 415 under the Securities Act (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and the Company. No such sales through the Debt ATM
Program were made during the three months ended March 31, 2025 or March 31, 2024, respectively.

The table below presents information about senior secured notes and corporate debt issued through public and private transactions.

(in thousands)	Coupon Rate	Maturity Date	March 31, 2025
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Senior secured notes principal amount(2)	9.375%	3/1/2028	220,000
Term loan principal amount(3)	SOFR + 5.50%	4/12/2029	115,250
Unamortized discount			(2,314)
Unamortized deferred financing costs			(11,426)
Total senior secured notes, net			$671,510
Corporate debt principal amount(4)	5.50%	12/30/2028	110,000
Corporate debt principal amount(5)	6.20%	7/30/2026	90,081
Corporate debt principal amount(5)	5.75%	2/15/2026	158,900
Corporate debt principal amount(6)	6.125%	4/30/2025	102,426
Corporate debt principal amount(7)	7.375%	7/31/2027	100,000
Corporate debt principal amount(8)	5.00%	11/15/2026	100,000
Corporate debt principal amount(9)	9.00%	12/15/2029	130,000
Unamortized discount - corporate debt			(7,380)
Unamortized deferred financing costs - corporate debt			(3,121)
Junior subordinated notes principal amount(10)	SOFR + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(11)	SOFR + 3.10%	4/30/2035	21,250
Total corporate debt, net			$817,156
Total carrying amount of debt			$1,488,666
(1)Interest on the senior secured notes is payable semiannually on April 20 and October 20 of each year.
(2)Interest on the senior secured notes is payable semiannually on March 1 and September 1 of each year.
(3)Interest on the term loan is payable quarterly on January 12, April 12, July 12 and October 12 of each year.
(4)Interest on the corporate debt is payable semiannually on June 30 and December 30 of each year.
(5)Interest on the corporate debt is payable quarterly on January 30, April 30, July 30, and October 30 of each year.
(6)Interest on the corporate debt is payable semiannually on April 30 and October 30 of each year.
(7)Interest on the corporate debt is payable semiannually on January 31 and July 31 of each year.
(8)Interest on the corporate debt is payable semiannually on May 15 and November 15 of each year; assumed as part of the Broadmark Merger (as defined below).
(9)Interest on the corporate debt is payable quarterly on March 15, June 15, September 15, and December 15 of each year.
(10) Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(11) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.
The table below presents the contractual maturities for senior secured notes and corporate debt.

(in thousands)	March 31, 2025
2025	$102,426
2026	698,981
2027	100,000
2028	330,000
2029	245,250
Thereafter	36,250
Total contractual amounts	$1,512,907
Unamortized deferred financing costs, discounts, and premiums, net	(24,241)
Total carrying amount of debt	$1,488,666
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
interest expense in the accompanying consolidated statements of operations. Guaranteed loan financings are secured by loans of $669.2 million and $691.0 million as of March 31, 2025 and December 31, 2024, respectively.
The table below presents guaranteed loan financing and the related interest rates and maturity dates.

(in thousands)	Weighted Average Interest Rate	Range of Interest Rates	Range of Maturities (Years)	Ending Balance
March 31, 2025	8.20%	1.45-9.57%	2025-2048	$668,847
December 31, 2024	8.69%	1.45-10.00%	2025-2048	$691,118

The table below presents the contractual maturities of guaranteed loan financing.

(in thousands)	March 31, 2025
2025	$127
2026	948
2027	4,682
2028	7,296
2029	9,526
Thereafter	646,268
Total	$668,847
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
operations as Net income attributable to noncontrolling interests, respectively. As of March 31, 2025 and December 31,
2024, income and expenses on joint venture investments identified as consolidated VIEs were not material.
The table below presents assets and liabilities of consolidated VIEs.

(in thousands)	March 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$16	$—
Restricted cash	2,843	8,411
Loans, net	3,332,060	4,930,061
Loans, held for sale	168,415	—
Preferred equity investment (1)	92,810	92,810
Accrued interest (1)	107,965	140,607
Other assets	19,629	3,406
Total assets	$3,723,738	$5,175,295
Liabilities:
Securitized debt obligations of consolidated VIEs, net	2,574,139	3,580,513
Due to third parties (2)	2,532	4,116
Accounts payable and other accrued liabilities (2)	—	93
Total liabilities	$2,576,671	$3,584,722
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
The table below presents additional information on the Company’s securitized debt obligations.

	March 31, 2025			December 31, 2024
(in thousands)	Current Principal Balance	Carrying value	Weighted Average Interest Rate	Current Principal Balance	Carrying value	Weighted Average Interest Rate
ReadyCap Lending Small Business Trust 2019-2	$13,792	$13,792	7.0%	$18,189	$18,189	7.9%
ReadyCap Lending Small Business Trust 2023-3	92,086	90,633	7.6	101,004	99,390	8.4
Sutherland Commercial Mortgage Trust 2019-SBC8	85,829	84,632	2.9	89,496	88,231	2.9
Sutherland Commercial Mortgage Trust 2021-SBC10	57,743	56,914	1.6	60,816	59,907	1.6
ReadyCap Commercial Mortgage Trust 2016-3	6,209	6,124	5.4	6,401	6,289	5.3
ReadyCap Commercial Mortgage Trust 2018-4	46,496	45,340	4.7	46,980	45,707	4.6
ReadyCap Commercial Mortgage Trust 2019-5	61,728	58,080	5.1	68,125	64,209	5.0
ReadyCap Commercial Mortgage Trust 2019-6	142,452	139,642	3.6	168,946	165,943	3.5
ReadyCap Commercial Mortgage Trust 2022-7	188,468	183,227	4.1	190,426	184,852	4.1
Ready Capital Mortgage Financing 2021-FL5	—	—	—	75,970	75,970	7.3
Ready Capital Mortgage Financing 2021-FL6	—	—	—	206,377	206,377	6.7
Ready Capital Mortgage Financing 2021-FL7	415,829	415,829	6.3	423,529	423,529	7.0
Ready Capital Mortgage Financing 2022-FL8	—	—	—	587,693	587,625	7.5
Ready Capital Mortgage Financing 2022-FL9	328,215	328,215	7.9	328,522	328,090	8.5
Ready Capital Mortgage Financing 2022-FL10	523,822	522,289	7.5	576,655	573,924	8.2
Ready Capital Mortgage Financing 2023-FL11	311,476	311,254	7.5	322,630	321,742	8.2
Ready Capital Mortgage Financing 2023-FL12	318,727	318,168	7.8	331,692	330,437	8.2
Total	$2,592,872	$2,574,139	6.5%	$3,603,451	$3,580,411	7.1%
The table above excludes non-company sponsored securitized debt obligations of $0.1 million that are included in the consolidated balance sheets as of December 31, 2024.
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
The table below reflects variable interests in identified VIEs for which the Company is not the primary beneficiary.

	Carrying Amount		Maximum Exposure to Loss (1)
(in thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
MBS (2)	$28,531	$28,233	$28,531	$28,233
Investment in unconsolidated joint ventures	170,920	161,561	170,920	161,561
Total assets in unconsolidated VIEs	$199,451	$189,794	$199,451	$189,794
(1)Maximum exposure to loss is limited to the greater of the fair value or carrying value of the assets as of the consolidated balance sheet date.
(2)Retained interest in other third party sponsored securitizations.
Note 14. Interest Income and Interest Expense
Interest income and expense are recorded in the consolidated statements of operations and classified based on the nature of the underlying asset or liability.
The table below presents the components of interest income and expense.

	Three Months Ended March 31,
(in thousands)	2025	2024
Interest income
Loans, net
Bridge	$96,197	$148,273
Fixed rate	10,215	12,266
Construction	7,543	30,168
SBA - 7(a)	26,999	31,290
PPP (1)	446	301
Other	6,291	7,785
Total loans, net (2)	$147,691	$230,083
Loans, held for sale
Fixed rate	26	—
Construction	327	—
SBA - 7(a)	2,381	—
Other	208	218
Total loans, held for sale (2)	$2,942	$218
Loans, held at fair value
Other	38	—
Total loans, held at fair value	$38	$—
Investments held to maturity (1)	—	13
Preferred equity investment (2)	3,302	1,084
MBS	994	956
Total interest income	$154,967	$232,354
Interest expense
Secured borrowings	(41,123)	(47,638)
PPPLF borrowings (3)	(14)	(28)
Securitized debt obligations of consolidated VIEs	(60,680)	(100,252)
Guaranteed loan financing	(12,930)	(18,508)
Senior secured notes	(10,110)	(4,381)
Corporate debt	(15,609)	(12,998)
Total interest expense	$(140,466)	$(183,805)
Net interest income before provision for loan losses	$14,501	$48,549
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

		March 31, 2025			December 31, 2024
(in thousands)	Primary Underlying Risk	Notional Amount	Derivative Asset	Derivative Liability	Notional Amount	Derivative Asset	Derivative Liability
Interest Rate Swaps - not designated as hedges	Interest rate risk	$26,300	$3,882		$26,300	$3,506	$—
Interest Rate Swaps - designated as hedges	Interest rate risk	396,943	22,788	(154)	396,943	29,030	—
FX forwards	Foreign exchange rate risk	34,133	384	(421)	34,133	851	(352)
Total		$457,376	$27,054	$(575)	$457,376	$33,387	$(352)
The table below presents gains and losses on derivatives.

(in thousands)	Net Realized Gain (Loss)	Net Unrealized Gain (Loss)
Three Months Ended March 31, 2025
Interest rate swaps	$1,946	$(515)
Total	$1,946	$(515)
Three Months Ended March 31, 2024
Interest rate swaps	$4,392	$6,886
Total	$4,392	$6,886
In the table above:
•Gains (losses) on interest rate swaps and FX forwards are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of operations.
•For qualifying hedges of interest rate risk on interest rate swaps, the effective portion relating to the unrealized gain (loss) on derivatives are recorded in AOCI.
The table below summarizes the gains and losses on derivatives which have qualified for hedge accounting.

(in thousands)	Derivatives - effective portion reclassified from AOCI to income	Derivatives - effective portion recorded in OCI	Total change in OCI for period
Interest rate swaps
Three Months Ended March 31, 2025	$(252)	$(4,196)	$(3,944)
Three Months Ended March 31, 2024	$(283)	$5,962	$6,245

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
•Amounts recorded in OCI for the period represents after tax amounts.
Note 16. Real Estate Owned, Held for Sale
The table below presents details on the real estate owned, held for sale portfolio.

(in thousands)	March 31, 2025	December 31, 2024
Acquired Portfolio:
Mixed use	$13,150	$13,159
Multi-family	30,700	18,000
Lodging	12,965	16,461
Residential	250	250
Office	3,750	3,750
Land	91,388	91,111
Total Acquired REO	$152,203	$142,731
Other REO Held for Sale:
Office	4,365	4,365
Mixed use	12,211	15,210
Multi-family	30,000	30,000
Other	1,131	1,131
Total Other REO	$47,707	$50,706
Total real estate owned, held for sale	$199,910	$193,437
In the table above, Other REO excludes $18.1 million and $1.6 million as of March 31, 2025 and December 31, 2024, respectively, of real estate owned, held for sale within consolidated VIEs.
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
$500 million.
The table below presents the management fee payable to the Manager.

	Three Months Ended March 31,
	2025	2024
Management fee - total	$5.6million	$6.6million
Management fee - amount unpaid	$5.6million	$6.6million
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
The table below presents the Incentive fee payable to the Manager.

	Three Months Ended March 31,
	2025	2024
Incentive fee distribution - total	$—	$—
Incentive fee distribution - amount unpaid	$—	$—
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
statements of operations.
The table below presents reimbursable expenses payable to the Manager.

	Three Months Ended March 31,
	2025	2024
Reimbursable expenses payable to Manager - total	$4.9million	$2.8million
Reimbursable expenses payable to Manager - amount unpaid	$5.3million	$1.2million
Co-Investment with Manager
On July 15, 2022, the Company closed on a $125.0 million commitment to invest into a parallel vehicle, Waterfall Atlas
Anchor Feeder, LLC (the “Fund”), a fund managed by the Manager, in exchange for interests in the Fund. In exchange for the Company’s commitment, the Company is entitled to 15% of any carried interest distributions received by the general partner of the Fund such that over the life of the Fund, the Company receives an internal rate of return of 1.5%
over the internal rate of return of the Fund. The Fund focuses on commercial real estate equity through the acquisition of distressed and value-add real estate across property types with local operating partners. As of March 31, 2025, the
Company has contributed $92.0 million of cash into the Fund for a remaining commitment of $33.0 million.
Note 18. Other Assets and Other Liabilities
The table below presents the composition of other assets and other liabilities.

(in thousands)	March 31, 2025	December 31, 2024
Other assets:
Goodwill	$49,501	$49,501
Deferred loan exit fees	25,894	27,811
Accrued interest	78,882	45,416
Due from servicers	8,124	7,039
Intangible assets	36,784	37,006
Receivable from third party	35,402	34,540
Deferred financing costs	10,063	8,053
Deferred tax asset	111,325	111,325
Tax receivable	7,695	1,654
Right-of-use lease asset	6,899	7,362
PPP receivables	14,877	18,363
Investments held to maturity	3,000	3,000
Other	11,256	11,416
Other assets	$399,702	$362,486
Accounts payable and other accrued liabilities:
Accrued salaries, wages and commissions	29,274	39,565
Accrued interest payable	42,758	39,723
Servicing principal and interest payable	15,693	13,609
Repair and denial reserve	8,182	7,359
Payable to related parties	5,164	5,566
PPP liabilities	15,253	20,892
Accrued professional fees	4,814	5,538
Lease payable	16,466	17,806
Liabilities of consolidated VIEs	23,846	4,209
Other	24,083	33,784
Total accounts payable and other accrued liabilities	$185,533	$188,051
In the table above, investments held to maturity was $3.0 million as of March 31, 2025 and $3.0 million as of
December 31, 2024. As of March 31, 2025, investments held to maturity consisted of multi-family preferred equities with maturities of less than one year and a weighted average interest rate of 10.0%. As of December 31, 2024, investments held to maturity consisted of multi-family preferred equities with maturities of less than one year and a weighted average interest rate of 10.0%. The provision for credit losses on held to maturity securities was not material for the three months ended March 31, 2025 or March 31, 2024.
Goodwill
The table below presents the carrying value of goodwill by reportable segment.

(in thousands)	March 31, 2025	December 31, 2024
LMM Commercial Real Estate	$27,324	$27,324
Small Business Lending	22,177	22,177
Total	$49,501	$49,501

Intangible assets
The table below presents information on intangible assets.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2025
Amortized intangible assets:
Internally developed software	$21,873	$8,098	$13,775
Customer relationships	10,350	1,690	8,660
Broker network	10,200	1,950	8,250
Other	3,483	884	2,599
Unamortized intangible assets:
Trade name	2,500	—	2,500
SBA license	1,000	—	1,000
Total intangible assets	$49,406	$12,622	$36,784
December 31, 2024
Amortized intangible assets:
Internally developed software	$20,518	$7,051	$13,467
Customer relationships	10,332	1,474	8,858
Broker network	10,200	1,700	8,500
Other	3,499	818	2,681
Unamortized intangible assets:
Trade name	2,500	—	2,500
SBA license	1,000	—	1,000
Total intangible assets	$48,049	$11,043	$37,006
The amortization expense related to intangible assets was $1.6 million for the three months ended March 31, 2025 and
$0.4 million for the three months ended March 31, 2024, respectively. Such amounts are recorded as other operating expenses in the consolidated statements of operations.
The table below presents amortization expense related to finite-lived intangible assets for the subsequent five years.

(in thousands)	March 31, 2025
2025	$4,648
2026	5,567
2027	5,422
2028	4,396
2029	3,025
Thereafter	10,226
Total	$33,284
Note 19. Other Income and Operating Expenses

The table below presents the composition of other income and operating expenses.

	Three Months Ended March 31,
(in thousands)	2025	2024
Other income:
Origination income	$7,012	$2,657
Change in repair and denial reserve	(823)	(1,207)
ERC consulting income	149	2,491
Other	5,252	11,885
Total other income	$11,590	$15,826
Other operating expenses:
Origination costs	6,456	1,814
Technology expense	2,885	2,593
Rent and property tax expense	1,354	2,318
Recruiting, training and travel expense	780	707
Marketing expense	363	399
Bad debt expense - ERC	109	1,813
Other	4,176	3,571
Total other operating expenses	$16,123	$13,215
Note 20. Redeemable Preferred Stock and Stockholders’ Equity
Common stock dividends
The table below presents dividends declared by the Board on common stock during the last twelve months.

Declaration Date	Record Date	Payment Date	Dividend per Share
March 15, 2024	March 28, 2024	April 30, 2024	$0.300
June 14, 2024	June 28, 2024	July 31, 2024	$0.300
September 13, 2024	September 30, 2024	October 31, 2024	$0.250
December 13, 2024	December 31, 2024	January 31, 2025	$0.250
March 3, 2025	March 31, 2025	April 30, 2025	$0.125
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
In 2025, 2024, and 2023, the Company granted 1,162,669, 774,097, and 413,852, respectively, of time-based RSAs under the 2013 Equity Incentive Plan and the 2023 Equity Incentive Plan to certain key employees. These awards generally vest ratably in equal annual installments over a three-year period based solely on continued employment or service. The Company further granted in these years 89,285, 126,930, and 75,639, respectively, of time-based RSAs and
RSUs to non-employee directors of the Company, which vest ratably in equal installments quarterly over a one-year period. Directors may elect to receive time-based RSAs or time-based RSUs that have a deferred settlement date of their choosing. Dividends are currently paid on all time-based RSAs and dividend equivalents are paid on deferred RSU awards during their deferral period.
Additionally, as part of the Broadmark Merger, the Company assumed each award of restricted stock units that was not an award of performance restricted stock units granted by Broadmark pursuant to the Broadmark Equity Plan (each, a
“Broadmark RSU Award”) outstanding immediately prior to the effective time of the Broadmark Merger (“Broadmark

Merger Effective Time”) and converted them into 736,666 Company RSUs after applying the exchange ratio of 0.47233 shares of Company common stock for each share of common stock, par value $0.001 per share, of Broadmark (the
“Broadmark Common Stock”) issued and outstanding immediately prior to the Broadmark Merger Effective Time, of which 535 Company RSUs remain outstanding. The Broadmark RSU Awards have the same terms and conditions as were applicable to them immediately prior to the Broadmark Merger Effective Time and, accordingly, are not dividend eligible.
The table below summarizes RSU and RSA activity, excluding performance-based equity awards. See below for further details on performance-based equity awards.

	Restricted Stock Units/Awards
(in thousands, except share data)	Number of shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, December 31, 2024	996,549	$10,248	$10.28
Granted	1,545,723	10,313	6.67
Vested	(682,080)	(6,238)	9.15
Forfeited	(27,223)	(215)	7.90
Outstanding, March 31, 2025	1,832,969	$14,108	$7.70
The Company recognized $1.8 million for the three months ended March 31, 2025 and $1.9 million for the three months ended March 31, 2024, respectively, of non-cash compensation expense related to its stock-based incentive plan in the consolidated statements of operations. As of March 31, 2025 and December 31, 2024, approximately $14.1 million and
$10.2 million, respectively, of non-cash compensation expense related to unvested awards had not yet been charged to net income. These costs are expected to be amortized into compensation expense ratably over the course of the remaining vesting periods.
Performance-based equity awards under the 2023 Equity Incentive Plan
2025 performance-based RSUs. In February 2025, the Company granted, to certain key employees, 238,096 performance-based RSUs at a grant date fair value of $6.72 per performance-based RSU. The performance-based RSUs are allocated 50% to awards that may be earned based on achievement of performance goals related to distributable ROE for the three-year forward-looking period ending December 31, 2027 and 50% to awards that may be earned based on achievement of performance goals related to relative TSR for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the distributable ROE metric and relative TSR achieved during the performance period, the actual number of shares that the key employees receive at the end of the performance period may range from 0% to 200% of the target award. The fair value of the performance-based RSUs is recorded as compensation expense over the performance period and will cliff vest at the end of the three-year performance period, with an offsetting increase in stockholders’ equity. Dividend equivalents are accrued by the
Company during the performance period and paid to the holder if and when the performance-based RSUs vest.
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
The Company classifies Series C Cumulative Convertible Preferred Stock, or Series C Preferred Stock, on the balance sheets using the guidance in ASC 480‑10‑S99. The Series C Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur, such as a change in control. As of March 31, 2025, the conversion rate was 1.6881 shares of common stock per $25 principal amount of the
Series C Preferred Stock, which is equivalent to a conversion price of approximately $14.81 per share of common stock.
As redemption under these circumstances is not solely within the Company’s control, the Series C Preferred Stock has been classified as temporary equity. The Company has analyzed whether the conversion features should be bifurcated under the guidance in ASC 815 and has determined that bifurcation is not necessary.
The table below presents details on preferred equity by series.

			Preferential Cash Dividends			Carrying Value (in thousands)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference	Rate per Annum	Annual Dividend (per share)	March 31, 2025
C	335	0.0001	$25.00	6.25%	$1.56	$8,361
E	4,600	0.0001	$25.00	6.50%	$1.63	$111,378
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
•The Company declared dividends of $0.1 million and $1.9 million on its Series C Preferred Stock and Series E
Preferred Stock, respectively, during the three months ended March 31, 2025. The dividends were paid on
April 15, 2025 for Series C Preferred Stock and on April 30, 2025 for Series E Preferred Stock to the holders of record as of the close of business on March 31, 2025.
•The Company may, at its option, redeem the Series E Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. Series E Preferred Stock is not redeemable prior to June 10, 2026, except under certain conditions.
Public and Private Warrants
As part of the Broadmark Merger, the Company assumed public and private placement warrants that represented the right to purchase shares of Broadmark Common Stock. As of March 31, 2025, there were 5.2 million private placement warrants outstanding, each representing the right to purchase 0.47233 shares of common stock. The Company has outstanding warrants to purchase approximately 2.5 million shares of common stock at a price of $24.34 per whole share. Settlement of outstanding warrants will be in shares of common stock, unless the Company elects (solely in the
Company’s discretion) to settle warrants the Company has called for redemption in cash, and subject to customary adjustment in the event of business combinations and certain tender offers. On November 19, 2024, 41.7 million public warrants, each representing the right to purchase 0.1180825 shares of common stock, expired.

The liability for the private placement warrants was less than $0.1 million as of March 31, 2025 and is included in accounts payable and other accrued liabilities in the consolidated balance sheets.
Equity ATM Program
On July 9, 2021, the Company, the operating partnership and the Manager entered into an Equity Distribution
Agreement, as amended on March 8, 2022 (the “Equity Distribution Agreement”), with JMP Securities LLC (the “Sales
Agent”), pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value
$0.0001 per share, having an aggregate offering price of up to $150 million, through the Sales Agent either as agent or principal (the “Equity ATM Program”). The Company made no such sales through the Equity ATM Program during the three months ended March 31, 2025 or March 31, 2024. As of March 31, 2025, shares representing approximately
$78.4 million remain available for sale under the Equity ATM Program.
Note 21. Earnings per Share of Common Stock
The table below provides information on the basic and diluted EPS computations, including the number of shares of common stock used for purposes of these computations.

	Three Months Ended March 31,
(in thousands, except for share and per share amounts)	2025	2024
Basic Earnings
Net income (loss) from continuing operations	$82,410	$(75,582)
Less: Income attributable to non-controlling interest	2,460	117
Less: Income attributable to participating shares	2,228	2,335
Basic earnings - continuing operations	$77,722	$(78,034)
Basic earnings - discontinued operations	$(445)	$1,415

Diluted Earnings
Net income (loss) from continuing operations	82,410	(75,582)
Less: Income attributable to non-controlling interest	2,460	117
Less: Income attributable to participating shares	2,228	2,335
Add: Expenses attributable to dilutive instruments	131	131
Diluted earnings - continuing operations	$77,853	$(77,903)
Diluted earnings - discontinued operations	$(445)	$1,415

Number of Shares
Basic — Average shares outstanding	165,166,276	172,032,866
Effect of dilutive securities — Unvested participating shares	2,557,243	1,071,549
Diluted — Average shares outstanding	167,723,519	173,104,415

EPS Attributable to RC Common Stockholders:
Basic - continuing operations	$0.47	$(0.45)
Basic - discontinued operations	$0.00	$0.01
Basic - total	$0.47	$(0.44)

Diluted - continuing operations	$0.46	$(0.45)
Diluted - discontinued operations	$0.00	$0.01
Diluted - total	$0.46	$(0.44)
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
The redemption is required to be satisfied in shares of common stock or cash at the Company’s option, calculated as follows: one share of the Company’s common stock, or cash equal to the fair value of a share of the Company’s common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company’s equity is increased. As of both March 31, 2025 and
December 31, 2024, the non-controlling interest OP unit holders owned 885,582 OP units.

Note 22. Offsetting Assets and Liabilities
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA
Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default, including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the
Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of March 31, 2025 and December 31, 2024, the Company was
in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.
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
The Company discloses the impact of offsetting of assets and liabilities represented in the consolidated balance sheets to enable users of the consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master
Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c)
the Company intends to offset, and (d) the Company’s right of offset is enforceable at law. As of March 31, 2025 and
December 31, 2024, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the consolidated balances sheets.

The table below presents the gross fair value of derivative contracts by product type, Paycheck Protection Program
Liquidity Facility borrowings and secured borrowings, the amount of netting reflected in the consolidated balance sheets, as well as the amount not offset in the consolidated balance sheets as they do not meet the enforceable credit support criteria for netting under U.S. GAAP.

				Gross amounts not offset in the Consolidated Balance Sheets(1)
(in thousands)	Gross amounts of Assets / Liabilities	Gross amounts offset	Balance in Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received / Paid	Net Amount
March 31, 2025
Assets
FX forwards	$384	$—	$384	$—	$—	$384
Interest rate swaps	26,670	20,147	6,523	—	—	6,523
Total	$27,054	$20,147	$6,907	$—	$—	$6,907
Liabilities
Interest rate swaps	154	—	154	—	—	154
FX forwards	421	—	421	—	—	421
Secured borrowings	2,713,415	—	2,713,415	2,713,415	—	—
PPPLF	15,253	—	15,253	14,877	—	376
Total	$2,729,243	$—	$2,729,243	$2,728,292	$—	$951
December 31, 2024
Assets
FX forwards	851	—	851	—	—	851
Interest rate swaps	32,536	25,424	7,112	—	—	7,112
Total	$33,387	$25,424	$7,963	$—	$—	$7,963
Liabilities
FX forwards	352	—	352	—	—	352
Secured borrowings	2,035,176	—	2,035,176	2,035,176	—	—
PPPLF	20,892	—	20,892	18,362	—	2,530
Total	$2,056,420	$—	$2,056,420	$2,053,538	$—	$2,882
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
While the outcome of any particular litigation, administrative proceeding or indemnification claim cannot be predicted with certainty, management believes that the aggregate amount of such liabilities, if any, in excess of amounts covered by insurance, will not have a material adverse effect on the Company’s financial condition or results of operations.
Management is not aware of any other contingencies that would require accrual or disclosure in the consolidated financial statements.

Unfunded Loan Commitments
The table below presents unfunded loan commitments.

(in thousands)	March 31, 2025	December 31, 2024
Loans, net	$569,842	$444,838
Loans, held for sale	$54,430	$28,566
Note 25. Income Taxes
The Company is a REIT pursuant to Internal Revenue Code Section 856. Qualification as a REIT depends on the
Company’s ability to meet various requirements imposed by the Internal Revenue Code, which relate to its organizational structure, diversity of stock ownership and certain requirements with regard to the nature of its assets and the sources of its income. As a REIT, the Company generally must distribute annually dividends equal to at least 90% of its net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to earnings that are distributed. To the extent the Company satisfies this distribution requirement but distributes less than 100% of its net taxable income, it will be subject to U.S. federal income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount paid to stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if the
Company qualifies as a REIT, it may be subject to certain U.S. federal income and excise taxes and state and local taxes on its income and assets. If the Company fails to maintain its qualification as a REIT for any taxable year, it may be subject to material penalties as well as federal, state and local income tax on its taxable income at regular corporate rates and it would not be able to qualify as a REIT for the subsequent four taxable years. As of March 31, 2025 and
December 31, 2024, the Company was in compliance with all REIT requirements.
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
Results of business segments and all other. The tables below present operating and reportable business segments, along with remaining unallocated amounts primarily including interest expense relating to senior secured notes, allocated employee compensation from the Manager, management and incentive fees paid to the Manager and other general corporate overhead expenses. Unallocated assets were $382.8 million and $341.1 million as of March 31, 2025 and
March 31, 2024, respectively.

	Three Months Ended March 31, 2025
(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
Interest income	$124,973	$29,994	$154,967
Interest expense	(120,354)	(20,112)	(140,466)
Net interest income before recovery of (provision for) loan losses	$4,619	$9,882	$14,501
Recovery of (provision for) loan losses	117,941	(8,373)	109,568
Net interest income after recovery of (provision for) loan losses	$122,560	$1,509	$124,069
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	(14,600)	25,269	10,669
Net unrealized gain (loss) on financial instruments	(604)	(1,146)	(1,750)
Valuation allowance, loans held for sale	(99,718)	—	(99,718)
Servicing income, net	1,415	5,041	6,456
Income (loss) on unconsolidated joint ventures	(4,005)	23	(3,982)
Other income	3,037	7,262	10,299
Total non-interest income (loss)	$(114,475)	$36,449	$(78,026)
Non-interest expense
Employee compensation and benefits	(5,871)	(15,304)	(21,175)
Allocated employee compensation and benefits from related party	(328)	—	(328)
Professional fees	(818)	(2,905)	(3,723)
Loan servicing expense	(15,064)	(780)	(15,844)
Impairment on real estate	(2,346)	—	(2,346)
Other operating expenses	(3,336)	(11,071)	(14,407)
Total non-interest expense	$(27,763)	$(30,060)	$(57,823)
Income (loss) before unallocated expenses and provision for income taxes	$(19,678)	$7,898	$(11,780)
Unallocated corporate income (expenses)
Gain on bargain purchase			102,471
Employee compensation and benefits			(3,027)
Professional fees			(1,765)
Management fees – related party			(5,577)
Transaction related expenses			(2,694)
Other operating expenses - net			(425)
Total unallocated corporate expenses			$88,983
Income before provision for income taxes			$77,203
Total assets	$7,897,270	$1,510,635	$9,407,905

	Three Months Ended March 31, 2024
(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
Interest income	$200,763	$31,591	$232,354
Interest expense	(158,885)	(24,920)	(183,805)
Net interest income before recovery of (provision for) loan losses	$41,878	$6,671	$48,549
Recovery of (provision for) loan losses	30,755	(4,211)	26,544
Net interest income after recovery of (provision for) loan losses	$72,633	$2,460	$75,093
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	5,755	13,113	18,868
Net unrealized gain (loss) on financial instruments	2,986	1,646	4,632
Valuation allowance, loans held for sale	(146,180)	—	(146,180)
Servicing income, net	1,298	2,460	3,758
Income on unconsolidated joint ventures	468	—	468
Other income	12,727	3,099	15,826
Total non-interest income	$(122,946)	$20,318	$(102,628)
Non-interest expense
Employee compensation and benefits	(7,476)	(9,292)	(16,768)
Allocated employee compensation and benefits from related party	(250)	—	(250)
Professional fees	(1,641)	(3,215)	(4,856)
Loan servicing expense	(12,547)	(247)	(12,794)
Impairment on real estate	(16,972)	—	(16,972)
Other operating expenses	(4,562)	(5,353)	(9,915)
Total non-interest expense	$(43,448)	$(18,107)	$(61,555)
Income (loss) before unallocated expenses and provision for income taxes	$(93,761)	$4,671	$(89,090)
Unallocated corporate income (expenses)
Employee compensation and benefits			(3,896)
Professional fees			(2,209)
Management fees – related party			(6,648)
Transaction related expenses			(650)
Other operating expenses - net			(3,300)
Total unallocated corporate income			$(16,703)
Loss before provision for income taxes			$(105,793)
Total assets	$9,905,732	$1,357,398	$11,263,130
Note 27. Subsequent Events
On April 16, 2025, ReadyCap Holdings issued an additional $50.0 million in aggregate principal amount of its 9.375%
Senior Secured Notes due 2028 for net proceeds of $49.3 million before expenses. The additional notes are fungible with and treated as a single series of debt securities as, the Company’s 9.375% Senior Secured Notes due 2028 issued on
February 21, 2025. The Company used the net proceeds from the issuance of such notes to repay its indebtedness and for general corporate purposes.

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
•tariffs imposed or threatened to be imposed by the current presidential administration;
•changes in prepayments of our assets;
•risks associated with achieving expected synergies, cost savings and other benefits from recent acquisitions, including the acquisitions of United Development Funding IV (“UDF IV”), Madison One Capital, M1 CUSO
and Madison One Lender Services (together, “Madison One”), and Funding Circle USA, Inc “Funding Circle”),
and our increased scale;
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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and we caution readers not to place undue reliance on any forward-looking statements. These forward-looking statements apply only as of the date of this Form 10-
Q. We are not obligated, and do not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law. Refer to Item 1A. “Risk Factors” and
Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual
Report on Form 10-K for the fiscal year ended December 31, 2024 (our “Form 10-K”).
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
Our Residential Mortgage Banking segment meets the criteria to be classified as held for sale and presented as a discontinued operation. For all periods presented, the operating results for these operations have been removed from continuing operations. Our MD&A has been adjusted to exclude discontinued operations unless otherwise noted. We report our activities in the following two operating segments:
•LMM Commercial Real Estate. We originate LMM loans across the full life-cycle of an LMM property including construction, bridge, stabilized and agency loan origination channels through our subsidiary,
ReadyCap Commercial, LLC. These originated loans are generally held-for-investment or placed into securitization structures. As part of this segment, we originate and service multi-family loan products under the Freddie Mac SBL program. These originated loans are held for sale, and subsequently sold to Freddie
Mac. We provide construction and permanent financing for the preservation and construction of affordable housing, primarily utilizing tax-exempt bonds through Red Stone, a subsidiary. In addition, we acquire
LMM loans as part of our business strategy. We hold performing LMM loans to term and seek to maximize the value of the non-performing LMM loans acquired by us through borrower-based resolution strategies.

We typically acquire non-performing loans at a discount to their unpaid principal balance (“UPB”) when we believe that resolution of the loans will provide attractive risk-adjusted returns.
•Small Business Lending. We acquire, originate and service owner-occupied loans guaranteed by the SBA under the SBA Section 7(a) Program through our subsidiary, ReadyCap Lending, LLC. We hold an SBA license as one of only 20 non-bank Small Business Lending Companies and have been granted preferred lender status by the SBA. These originated loans are either held-for-investment, placed into securitization structures, or sold. In addition, we acquire, originate and service USDA loans through our subsidiary,
Madison One, as well as originate and service small business loans through our subsidiary iBusiness
Funding LLC.
We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we are required to annually distribute substantially all of our net taxable income, excluding capital gain, to stockholders. To the extent that we do not distribute all of our net capital gain, or distribute at least 90%, but less than 100%, of our REIT taxable income, as adjusted, we will be required to pay U.S. federal corporate income tax on the undistributed income. We are organized in a traditional umbrella partnership REIT
(UpREIT) format pursuant to which we serve as the general partner of, and conduct substantially all of our business through, Sutherland Partners, LP (our “operating partnership”). We also intend to operate our business in a manner that will permit us to be excluded from registration as an investment company under the 1940 Act.
For additional information on our business, refer to Part I, Item 1, “Business” in our Form 10-K.
Acquisitions
United Development Funding IV. On March 13, 2025, pursuant to the terms of the Agreement and Plan of Merger, dated as of November 29, 2024, by and among the Company, UDF IV, and RC Merger Sub IV, LLC, a wholly owned subsidiary of the Company (“RC Merger Sub IV”), the Company acquired UDF IV, a real estate investment trust providing capital solutions to residential real estate developers and regional homebuilders, (the “UDF IV Merger”). At the effective time of the UDF IV Merger (the “Effective Time”), each outstanding common share of beneficial interest, par value $0.01 per share, of UDF IV (“UDF IV Common Shares”), excluding any UDF IV Common Shares held by
UDF IV, the Company, RC Merger Sub IV or their subsidiaries, was automatically cancelled and retired and converted into the right to receive (i) 0.416 shares of Company common stock, (ii) 0.416 contingent value rights (“CVRs”)
representing the potential right to receive additional shares of Company common stock after the end of each of (1) the period beginning on October 1, 2024, and ending on December 31, 2025 and (2) the three subsequent calendar years, based, in part, upon cash proceeds received by the Company and its subsidiaries in respect of a portfolio of five UDF IV loans and (iii) cash consideration in lieu of any fractional shares of Company common stock. Refer to Notes 1 and 5, included in Part I, Item 1, “Financial Statements,” of this Form 10-Q, for more information about the UDF IV Merger and the assets acquired and liabilities assumed as a result of the UDF IV Merger.
Funding Circle. On July 1, 2024, the Company acquired Funding Circle through its subsidiary, iBusiness Funding LLC, for approximately $41.2 million in cash plus the assumption of certain liabilities (the “Funding Circle Acquisition”).
Funding Circle is an online lending platform that originates and services small business loans. The Funding Circle
Acquisition integrates Funding Circle’s loan origination servicing platform with the Company’s Lending as a Service
(“LaaS”) and LenderAI product offerings. Refer to Notes 1 and 5, included in Part I, Item 1, “Financial Statements,” of this Form 10-Q, for more information about the Funding Circle Acquisition and the assets acquired and liabilities assumed as a result of the Funding Circle Acquisition.
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
For additional information about certain risks we face, including market risk, credit risk, interest rate risk, liquidity risk, off-balance sheet risk and prepayment risk, refer to Note 23, included in Part I, Item 1, “Financial Statements,” and Part
I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-Q, as well as Part I, Item 1A,
“Risk Factors” in our Form 10-K.
Changes in Market Interest Rates. We own and expect to acquire or originate fixed rate mortgages and floating rate mortgages with maturities ranging from two to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in two to 10 years. Fixed rate mortgage loans bear interest that is fixed for the term of the loan and we typically utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with such fixed rate mortgages. As of March 31, 2025, all fixed rate loans are match funded in securitization. Floating rate mortgage loans generally have an adjustable interest rate equal to the sum of a fixed spread plus an index rate, such as the Secured Overnight Financing Rate ("SOFR"), which typically resets monthly. As of March 31, 2025, approximately 84% of the loans in our portfolio were floating rate mortgages, and 16% were fixed rate mortgages, based on UPB.
Current market conditions. During the first quarter, macroeconomic concerns persisted including uncertainty about the commercial real estate sector, inflationary pressures, elevated interest rates, and geopolitical tensions. In an effort to ease borrowing costs and restore price stability, there has been a shift towards a less aggressive monetary policy by the U.S.
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

The table below sets forth certain information on our operating results.

	Three Months Ended March 31,
($ in thousands, except share data)	2025	2024
Net Income (loss) from continuing operations	$82,410	$(75,582)
Earnings per common share from continuing operations - basic	$0.47	$(0.45)
Earnings per common share from continuing operations - diluted	$0.46	$(0.45)
Distributable earnings before realized losses	$4,140	$53,976
Distributable earnings before realized losses per common share - basic	$0.00	$0.29
Distributable earnings before realized losses per common share - diluted	$0.00	$0.29
Distributable earnings	$(11,384)	$53,976
Distributable earnings per common share - basic	$(0.09)	$0.29
Distributable earnings per common share - diluted	$(0.09)	$0.29
Dividends declared per common share	$0.125	$0.30
Dividend yield (1)	9.8%	13.1%
Return on equity from continuing operations	18.4%	(13.3)%
Distributable return on equity before realized losses	(0.9)%	8.6%
Distributable return on equity	(3.1)%	8.6%
Book value per common share	$10.61	$13.44
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
acquired or originated by us in the future.
The table below presents information on our investment portfolio originations (based on fully committed amounts).

	Three Months Ended March 31,
(in thousands)	2025	2024
Loan originations:
LMM loans	$78,657	$259,676
SBL loans	387,388	197,159
Total loan investment activity	$466,045	$456,835

Balance Sheet Analysis and Metrics

(in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change
Assets
Cash and cash equivalents	$205,917	$143,803	$62,114	43.2%
Restricted cash	39,603	30,560	9,043	29.6
Loans, net (including $2,018 and $3,533 held at fair value)	4,354,017	3,378,149	975,868	28.9
Loans, held for sale (including $81,789 and $128,531 held at fair value and net of valuation allowance of $158,068 and $97,620)	528,726	241,626	287,100	118.8
Mortgage-backed securities	31,415	31,006	409	1.3
Investment in unconsolidated joint ventures (including $6,371 and $6,577 held at fair value)	170,920	161,561	9,359	5.8
Derivative instruments	6,907	7,963	(1,056)	(13.3)
Servicing rights	129,814	128,440	1,374	1.1
Real estate owned, held for sale	199,910	193,437	6,473	3.3
Other assets	399,702	362,486	37,216	10.3
Assets of consolidated VIEs	3,723,738	5,175,295	(1,451,557)	(28.0)
Assets held for sale	185,782	287,595	(101,813)	(35.4)
Total Assets	$9,976,451	$10,141,921	$(165,470)	(1.6)%
Liabilities
Secured borrowings	2,713,415	2,035,176	678,239	33.3
Securitized debt obligations of consolidated VIEs, net	2,574,139	3,580,513	(1,006,374)	(28.1)
Senior secured notes, net	671,510	437,847	233,663	53.4
Corporate debt, net	817,156	895,265	(78,109)	(8.7)
Guaranteed loan financing	668,847	691,118	(22,271)	(3.2)
Contingent consideration	15,982	573	15,409	2,689.2
Derivative instruments	575	352	223	63.4
Dividends payable	23,929	43,168	(19,239)	(44.6)
Loan participations sold	98,128	95,578	2,550	2.7
Due to third parties	1,071	1,442	(371)	(25.7)
Accounts payable and other accrued liabilities	185,533	188,051	(2,518)	(1.3)
Liabilities held for sale	156,614	228,735	(72,121)	(31.5)
Total Liabilities	$7,926,899	$8,197,818	$(270,919)	(3.3)%
Preferred stock Series C, liquidation preference $25.00 per share	8,361	8,361	—	—

Commitments & contingencies

Stockholders’ Equity
Preferred stock Series E, liquidation preference $25.00 per share	111,378	111,378	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 172,507,227 and 162,792,372 shares issued and outstanding, respectively	17	17	—	—
Additional paid-in capital	2,302,101	2,250,291	51,810	2.3
Retained earnings (deficit)	(450,276)	(505,089)	54,813	(10.9)
Accumulated other comprehensive loss	(21,673)	(18,552)	(3,121)	(16.8)
Total Ready Capital Corporation equity	1,941,547	1,838,045	103,502	5.6
Non-controlling interests	99,644	97,697	1,947	2.0
Total Stockholders’ Equity	$2,041,191	$1,935,742	$105,449	5.4%
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$9,976,451	$10,141,921	$(165,470)	(1.6)%
As of March 31, 2025, total assets in our consolidated balance sheet were $10.0 billion, a decrease of $0.2 billion from
December 31, 2024, primarily reflecting a decrease in Assets of consolidated VIEs, partially offset by an increase in
Loans, net. Assets of consolidated VIEs decreased $1.5 billion, primarily due to the collapse of RCMF 2021-FL5,
RCMF 2021-FL6, and RCMF 2022-FL8, and paydowns on securitized loans. Loans, net increased $975.9 million, primarily due to the collapse of RCMF 2021-FL5, RCMF 2021-FL6, and RCMF 2022-FL8.
As of March 31, 2025, total liabilities in our consolidated balance sheet were $7.9 billion, a decrease of $0.3 billion from
December 31, 2024, primarily reflecting a decrease in Securitized debt obligations of consolidated VIEs, net, partially offset by an increase in Secured borrowings and Senior secured notes, net. Securitized debt obligations of consolidated

VIEs, net decreased $1.0 billion due to paydowns on securitized loans including the collapse of RCMF 2021-FL5,
RCMF 2021-FL6, and RCMF 2022-FL8. Secured borrowings increased $678.2 million due to the collapse of RCMF
2021-FL5, RCMF 2021-FL6, and RCMF 2022-FL8.
As of March 31, 2025, total stockholders’ equity was $2.0 billion, an increase of $105.4 million from December 31,
2024, primarily due to shares issued in connection with the acquisition of UDF IV, partially offset by dividends paid and common stock repurchased through the Company’s share repurchase program.
Selected Balance Sheet Information by Business Segment. The table below presents certain selected balance sheet data by business segments, with the remaining amounts reflected in Corporate –Other.

(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
March 31, 2025
Assets
Loans, net	$6,424,889	$1,261,188	$7,686,077
Loans, held for sale	621,393	75,748	697,141
MBS	31,415	—	31,415
Investment in unconsolidated joint ventures	170,376	544	170,920
Servicing rights	65,139	64,675	129,814
Real estate owned, held for sale	218,006	32	218,038

Liabilities
Secured borrowings	2,456,284	257,131	2,713,415
Securitized debt obligations of consolidated VIEs	2,469,714	104,425	2,574,139
Senior secured notes, net	663,891	7,619	671,510
Corporate debt, net	817,156	—	817,156
Guaranteed loan financing	—	668,847	668,847
Loan participations sold	98,128	—	98,128
In the table above,
•Loans, net includes assets of consolidated VIEs.
•Loans, held for sale includes assets of consolidated VIEs, net of valuation allowance.
•Real estate owned, held for sale includes assets of consolidated VIEs.

Statement of Operations Analysis and Metrics

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change
Interest income
LMM commercial real estate	$124,973	$200,763	$(75,790)
Small business lending	29,994	31,591	(1,597)
Total interest income	$154,967	$232,354	$(77,387)
Interest expense
LMM commercial real estate	(120,354)	(158,885)	38,531
Small business lending	(20,112)	(24,920)	4,808
Total interest expense	$(140,466)	$(183,805)	$43,339
Net interest income before recovery of (provision for) loan losses	$14,501	$48,549	$(34,048)
Recovery of (provision for) loan losses
LMM commercial real estate	117,941	30,755	87,186
Small business lending	(8,373)	(4,211)	(4,162)
Total recovery of (provision for) loan losses	$109,568	$26,544	$83,024
Net interest income after recovery of (provision for) loan losses	$124,069	$75,093	$48,976
Non-interest income (loss)
LMM commercial real estate	(114,475)	(122,946)	8,471
Small business lending	36,449	20,318	16,131
Unallocated corporate income	103,762	—	103,762
Total non-interest income (loss)	$25,736	$(102,628)	$128,364
Non-interest expense
LMM commercial real estate	(27,763)	(43,448)	15,685
Small business lending	(30,060)	(18,107)	(11,953)
Unallocated corporate expenses	(14,779)	(16,703)	1,924
Total non-interest expense	$(72,602)	$(78,258)	$5,656
Net income (loss) before provision for income taxes
LMM commercial real estate	(19,678)	(93,761)	74,083
Small business lending	7,898	4,671	3,227
Unallocated corporate expenses	88,983	(16,703)	105,686
Total net income (loss) before provision for income taxes	$77,203	$(105,793)	$182,996

Results of Operations – Supplemental Information. Realized and unrealized gains (losses) on financial instruments are recorded in the consolidated statements of operations and classified based on the nature of the underlying asset or liability.
The table below presents the components of realized and unrealized gains (losses) on financial instruments.

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change
Realized gain (loss) on financial instruments
Creation of mortgage servicing rights
SBA - 7(a)	$4,859	$2,683	$2,176
Multi-family	515	1,733	(1,218)
USDA	750	—	750
Small business loans	544	—	544
Total Creation of mortgage servicing rights	$6,668	$4,416	$2,252
Loans
SBA - 7(a)	18,937	10,435	8,502
Multi-family	413	347	66
USDA	179	—	179
Total loans	$19,529	$10,782	$8,747
Gain on sale business
SBA - 7(a)	23,796	13,118	10,678
Multi-family	928	2,080	(1,152)
USDA	929	—	929
Small business loans	544	—	544
Total gain on sale business	$26,197	$15,198	$10,999
Loans, held for sale
Bridge	(16,885)	—	(16,885)
Construction	(19)	—	(19)
Total loans, held for sale	$(16,904)	$—	$(16,904)
Loans, net
Bridge	(393)	328	(721)
Fixed rate	(13)	—	(13)
Construction	(145)	(241)	96
Other	(70)	(370)	300
Total loans, net	$(621)	$(283)	$(338)
Net realized gain (loss) on derivatives, at fair value	$1,946	$4,392	$(2,446)
Net realized gain (loss) - all other	$51	$(439)	$490
Net realized gain (loss) on financial instruments	$10,669	$18,868	$(8,199)
Unrealized gain (loss) on financial instruments
Loans, held for sale
Fixed rate	10	—	10
Freddie Mac	(309)	(141)	(168)
SBA - 7(a)	(1,169)	1,645	(2,814)
Other	—	293	(293)
Total Loans, held for sale	$(1,468)	$1,797	$(3,265)
Net unrealized gain (loss) on derivatives, at fair value	$(515)	$376	$(891)
Net unrealized gain (loss) - all other	$233	$2,459	$(2,226)
Net unrealized gain (loss) on financial instruments	$(1,750)	$4,632	$(6,382)
LMM Commercial Real Estate Segment Results.
Q1 2025 versus Q1 2024. Interest income of $125.0 million represented a decrease of $75.8 million, primarily due to non-accrual loans, decreased loan balances and interest rates. Interest expense of $120.4 million represented a decrease of $38.5 million, driven by decreased loan balances and interest rates. Recovery of loan losses of $117.9 million represented an increase of $87.2 million, primarily due to loans transferred from Loans, net to Loans, held for sale. Non-
interest loss of $114.5 million represented a decrease of $8.5 million, primarily due to a decrease in the valuation allowance related to loans sold,  partially offset by net realized losses on financial instruments and real estate owned.
Non-interest expense of $27.8 million represented a decrease of $15.7 million, due to a decrease in charge-offs of real estate acquired in settlement of loans.
Small Business Lending Segment Results.

Q1 2025 versus Q1 2024. Interest income of $30.0 million represented a decrease of $1.6 million, primarily due to decreases in interest rates, partially offset by increases in loan balances. Interest expense of $20.1 million represented a decrease of $4.8 million, driven by decreased debt balances and interest rates. Provision for loan losses of $8.4 million represented an increase of $4.2 million, due to changes in the forecasted macroeconomic inputs for reserve modeling, partially offset by a decrease in specific loan reserves. Non-interest income of $36.4 million represented an increase of
$16.1 million, primarily due to net realized gains on financial instruments. Non-interest expense of $30.1 million represented an increase of $12.0 million, primarily due to increases in employee compensation and benefits and loan origination expenses.
Unallocated - Corporate.
Q1 2025 versus Q1 2024. Non-interest income of $103.8 million primarily represented a gain on bargain purchase recognized from the UDF IV Merger. Non-interest expense of $14.8 million represented a decrease of $1.9 million, primarily due to decreased operating expenses.
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

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change
Net Income (loss)	$81,965	$(74,167)	$156,132
Reconciling items:
Unrealized (gain) loss on MSR - discontinued operations	8,952	—	8,952
Unrealized (gain) loss on joint ventures	5,639	(35)	5,674
Increase (decrease) in CECL reserve	(112,127)	(32,181)	(79,946)
Increase (decrease) in valuation allowance	99,718	146,180	(46,462)
Non-recurring REO impairment	2,346	15,512	(13,166)
Non-cash compensation	1,785	1,877	(92)
Merger transaction costs and other non-recurring expenses	2,993	1,931	1,062
Bargain purchase (gain) loss	(102,471)	—	(102,471)
Realized losses on sale of investments	20,084	—	20,084
Total reconciling items	$(73,081)	$133,284	$(206,365)
Income tax adjustments	(4,744)	(5,141)	397
Distributable earnings before realized losses	$4,140	$53,976	$(49,836)
Realized losses on sale of investments, net of tax	(15,524)	—	(15,524)
Distributable earnings	$(11,384)	$53,976	$(65,360)
Less: Distributable earnings attributable to non-controlling interests	1,985	1,108	877
Less: Income attributable to participating shares	2,228	2,335	(107)
Distributable earnings attributable to common stockholders	$(15,597)	$50,533	$(66,130)
Distributable earnings before realized losses on investments, net of tax per common share - basic	$0.00	$0.29	$(0.29)
Distributable earnings before realized losses on investments, net of tax per common share - diluted	$0.00	$0.29	$(0.29)
Distributable earnings per common share - basic	$(0.09)	$0.29	$(0.38)
Distributable earnings per common share - diluted	$(0.09)	$0.29	$(0.38)
Q1 2025 versus Q1 2024. Consolidated net income of $82.0 million for the three months ended March 31, 2025 represented an increase of $156.1 million from the three months ended March 31, 2024, primarily due to a gain on bargain purchase recognized from the UDF IV Merger, an increase in recovery of loan losses, and a decrease in the valuation allowance related to the transfer of Loans, net to Loans, held for sale. Consolidated distributable earnings before realized losses of $4.1 million for the three months ended March 31, 2025 represented a decrease of $49.8 million from the three months ended March 31, 2024. The decrease in the distributable earnings reconciling items is primarily due to a gain on bargain purchase recognized from the UDF IV Merger, an increase in recovery of loan losses, and a decrease in the valuation allowance related to the transfer of Loans, net to Loans, held for sale. Consolidated distributable losses of $11.4 million for the three months ended March 31, 2025 represented a decrease of $65.4 million from the three months ended March 31, 2024 due to certain charge-offs and losses realized on sales of real estate owned assets and LMM loans.
Incentive distribution payable to our Manager
Under the partnership agreement of our operating partnership, our Manager, the holder of the Class A special unit in our operating partnership, is entitled to receive an incentive distribution, distributed quarterly in arrears in an amount, not less than zero, equal to the difference between (i) the product of (A) 15% and (B) the difference between (x) IFCE (as described below) of our operating partnership, on a rolling four-quarter basis and before the incentive distribution for the current quarter, and (y) the product of (1) the weighted average of the issue price per share of common stock or operating partnership unit (“OP unit”) (without double counting) in all of our offerings multiplied by the weighted average number of shares of common stock outstanding (including any restricted shares of common stock and any other shares of common stock underlying awards granted under our 2013 Equity Incentive Plan, our 2023 Equity Incentive Plan and
Broadmark's 2019 Stock Incentive Plan (the “Broadmark Equity Plan”), and OP units (without double counting) in such quarter and (2) 8%, and (ii) the sum of any incentive distribution paid to our Manager with respect to the first three quarters of such previous four quarters; provided, however, that no incentive distribution is payable with respect to any calendar quarter unless cumulative IFCE is greater than zero for the most recently completed 12 calendar quarters.
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

Cash flow
Three Months Ended March 31, 2025. Cash and cash equivalents as of March 31, 2025, increased by $65.6 million to
$248.4 million from December 31, 2024, primarily due to net cash provided by investing and operating activities, partially offset by net cash used for financing activities. The net cash provided by investing activities primarily reflected proceeds from disposition and principal payments of loans, partially offset by net cash used for loan originations. The net cash provided by operating activities reflected a valuation allowance related to the transfer of Loans, net to Loans held for sale, the sale of Loans, held for sale and net income, partially offset by a recovery of loan losses related to the transfer of Loans, net to Loans, held for sale and a bargain purchase gain in connection with the UDF IV Merger. The net cash used for financing activities primarily reflected repayments of securitized debt obligations of consolidated VIEs, partially offset by net proceeds from secured borrowings.
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
As of March 31, 2025, we had a total leverage ratio of 3.5x and recourse leverage ratio of 1.3x. Our operating segments have different levels of recourse debt according to the differentiated nature of each segment. Our LMM Commercial
Real Estate and Small Business Lending segments have recourse leverage ratios of 0.4x and 0.1x, respectively. The remaining recourse leverage ratio is from our corporate debt offerings.
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

The table below presents certain characteristics of our credit facilities and other financing arrangements.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	March 31, 2025	December 31, 2024
3	SBA loans	June 2025 - March 2026	SOFR + 2.83% Prime - 0.82%	$260,000	$334,153	$257,131	$250,601
1	LMM loans - USD	February 2026	SOFR + 1.35%	80,000	3,281	3,273	35,931
1	LMM loans - Non-USD (4)	January 2027	EURIBOR + 3.00%	54,081	34,395	27,753	30,513
Total borrowings under credit facilities and other financing agreements				$394,081	$371,829	$288,157	$317,045
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
margin requirements. Our cash position fluctuates based on the timing of our operating, investing and financing activities and is managed based on our anticipated cash needs.

The table below presents certain characteristics of our repurchase agreements.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	March 31, 2025	December 31, 2024
8	LMM loans	July 2025 - July 2027	SOFR + 2.91%	$3,866,411	$3,102,177	$2,209,018	$1,482,085
5	MBS	April 2025 - July 2025	7.22%	216,240	403,193	216,240	236,046
Total borrowings under repurchase agreements				$4,082,651	$3,505,370	$2,425,258	$1,718,131
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
Collateralized borrowings under repurchase agreements
The table below presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase agreements during the quarter and the highest balance of any month end during the quarter.

(in thousands)	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q2 2023	1,792,366	1,945,290	2,022,433
Q3 2023	1,915,878	1,876,204	1,915,879
Q4 2023	1,952,152	1,889,494	1,952,152
Q1 2024	1,998,132	1,956,153	1,998,132
Q2 2024	2,087,661	2,058,766	2,087,661
Q3 2024	1,882,327	1,971,347	2,049,273
Q4 2024	1,718,131	1,795,627	1,846,677
Q1 2025	2,425,258	1,922,525	2,425,258
The net increase in the outstanding balances during the first quarter of 2025 was primarily due to the collapse of RCMF
2021-FL5, RCMF 2021-FL6, RCMF 2022-FL8.
Paycheck Protection Program Liquidity Facility borrowings. The Company uses the PPPLF from the Federal Reserve to finance PPP loans. The program charges an interest rate of 0.35%. As of March 31, 2025, we had approximately $15.3 million outstanding under this credit facility.
Senior Secured Notes and Corporate Debt, Net
The table below presents information about senior secured notes and corporate debt issued through public and private transactions.

(in thousands)	Coupon Rate	Maturity Date	March 31, 2025
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Senior secured notes principal amount(2)	9.375%	3/1/2028	220,000
Term loan principal amount(3)	SOFR + 5.50%	4/12/2029	115,250
Unamortized discount			(2,314)
Unamortized deferred financing costs			(11,426)
Total senior secured notes, net			$671,510
Corporate debt principal amount(4)	5.50%	12/30/2028	110,000
Corporate debt principal amount(5)	6.20%	7/30/2026	90,081
Corporate debt principal amount(5)	5.75%	2/15/2026	158,900
Corporate debt principal amount(6)	6.125%	4/30/2025	102,426
Corporate debt principal amount(7)	7.375%	7/31/2027	100,000
Corporate debt principal amount(8)	5.00%	11/15/2026	100,000
Corporate debt principal amount(9)	9.00%	12/15/2029	130,000
Unamortized discount - corporate debt			(7,380)
Unamortized deferred financing costs - corporate debt			(3,121)
Junior subordinated notes principal amount(10)	SOFR + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(11)	SOFR + 3.10%	4/30/2035	21,250
Total corporate debt, net			$817,156
Total carrying amount of debt			$1,488,666
(1)Interest on the senior secured notes is payable semiannually on April 20 and October 20 of each year.
(2)Interest on the senior secured notes is payable semiannually on March 1 and September 1 of each year.

(3)Interest on the term loan is payable quarterly on January 12, April 12, July 12 and October 12 of each year.
(4)Interest on the corporate debt is payable semiannually on June 30 and December 30 of each year.
(5)Interest on the corporate debt is payable quarterly on January 30, April 30, July 30, and October 30 of each year.
(6)Interest on the corporate debt is payable semiannually on April 30 and October 30 of each year.
(7)Interest on the corporate debt is payable semiannually on January 31 and July 31 of each year.
(8)Interest on the corporate debt is payable semiannually on May 15 and November 15 of each year; assumed as part of the Broadmark Merger (as defined below).
(9) Interest on the corporate debt is payable quarterly on March 15, June 15, September 15, and December 15 of each year.
(10) Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(11) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.
The table below presents the contractual maturities for senior secured notes and corporate debt.

(in thousands)	March 31, 2025
2025	$102,426
2026	698,981
2027	100,000
2028	330,000
2029	245,250
Thereafter	36,250
Total contractual amounts	$1,512,907
Unamortized deferred financing costs, discounts, and premiums, net	(24,241)
Total carrying amount of debt	$1,488,666
ReadyCap Holdings 4.50% senior secured notes due 2026. On October 20, 2021, ReadyCap Holdings, an indirect subsidiary of the Company, completed the offer and sale of $350.0 million of its 4.50% Senior Secured Notes due 2026
(the “2026 Senior Secured Notes”). The 2026 Senior Secured Notes are fully and unconditionally guaranteed by the
Company, each direct parent entity of ReadyCap Holdings, and other direct or indirect subsidiaries of the Company from time to time that is a direct parent entity of Sutherland Asset III, LLC or otherwise pledges collateral to secure the 2026
Senior Secured Notes (collectively, the “2026 SSN Guarantors”).
ReadyCap Holdings’ and the 2026 SSN Guarantors’ respective obligations under the 2026 Senior Secured Notes are secured by a perfected first-priority lien on certain capital stock and assets (collectively, the “2026 SSN Collateral”)
owned by certain subsidiaries of the Company.
The 2026 Senior Secured Notes are redeemable by ReadyCap Holdings’ following a non-call period, through the payment of the outstanding principal balance of the 2026 Senior Secured Notes plus a “make-whole” or other premium that decreases the closer the 2026 Senior Secured Notes are to maturity. ReadyCap Holdings is required to offer to repurchase the 2026 Senior Secured Notes at 101% of the principal balance of the 2026 Senior Secured Notes in the event of a change in control and a downgrade of the rating on the 2026 Senior Secured Notes in connection therewith, as set forth more fully in the note purchase agreement.
The 2026 Senior Secured Notes were issued pursuant to a note purchase agreement, which contains certain customary negative covenants and requirements relating to the collateral and the Company, ReadyCap Holdings, and the 2026 SSN
Guarantors, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio and limitations on transactions with affiliates.
ReadyCap Holdings 9.375% senior secured notes due 2028. On February 21, 2025, ReadyCap Holdings completed the offer and sale of $220.0 million of its 9.375% Senior Secured Notes due 2028 (the “2028 Senior Secured Notes” and,
with the 2026 Senior Secured Notes, collectively, the “Senior Secured Notes”) for net proceeds of $216.7 million before expenses. The 2028 Senior Secured Notes are fully and unconditionally guaranteed by the Company and other direct or indirect subsidiaries of the Company from time to time that pledge collateral to secure the 2028 Senior Secured Notes
(collectively, the “2028 SSN Guarantors”).
ReadyCap Holdings’ and the 2028 SSN Guarantors’ respective obligations under the 2028 Senior Secured Notes are secured by a perfected first-priority lien on certain capital stock and assets (collectively, the “2028 SSN Collateral”)
owned by certain subsidiaries of the Company.
The 2028 Senior Secured Notes are redeemable by ReadyCap Holdings following a non-call period, through the payment of the outstanding principal balance of the 2028 Senior Secured Notes plus a “make-whole” or other premium that decreases the closer the 2028 Senior Secured Notes are to maturity. ReadyCap Holdings is required to offer to repurchase the 2028 Senior Secured Notes at 101% of the principal balance of the 2028 Senior Secured Notes in the event of a change in control and a downgrade of the rating on the 2028 Senior Secured Notes in connection therewith, as set forth more fully in the note purchase agreement.
The 2028 Senior Secured Notes were issued pursuant to a note purchase agreement, which contains certain customary negative covenants and requirements relating to the collateral and the Company, ReadyCap Holdings, and the 2028 SSN
Guarantors, including maintenance of minimum tangible net worth, maximum debt to net worth ratio and limitations on transactions with affiliates.
Subsequent to the quarter ended on March 31, 2025, on April 16, 2025, ReadyCap Holdings issued an additional $50.0 million in aggregate principal amount of its 9.375% Senior Secured Notes due 2028 for net proceeds of $49.3 million before expenses. The additional notes are fungible with and treated as a single series of debt securities as, the Company’s
9.375% Senior Secured Notes due 2028 issued on February 21, 2025. The Company used the net proceeds from the issuance of such notes to repay its indebtedness and for general corporate purposes.
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
The Term Loan was issued pursuant to a credit agreement, which contains certain customary representations and warranties and affirmative and negative covenants and requirements relating to the collateral and the Company, Ready
Term Holdings, and the Term Loan Guarantors, including maintenance of a minimum asset coverage ratio.
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

In addition, in connection with the merger among the Company, Broadmark Realty Capital Inc. (“Broadmark”), and
RCC Merger Sub, LLC, a wholly owned subsidiary of the operating partnership (“RCC Merger Sub”), in which
Broadmark merged with and into RCC Merger Sub, with RCC Merger Sub remaining as a wholly owned subsidiary of the operating partnership (the “Broadmark Merger”), RCC Merger Sub assumed Broadmark’s obligations on certain senior unsecured notes. The note purchase agreement governing these notes contains financial covenants that require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as other customary affirmative and negative covenants.
The Debt ATM Agreement
On May 20, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B.
Riley Securities, Inc. (the “Agent”), pursuant to which it may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in
Rule 415 under the Securities Act (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and the Company. No such sales through the Debt ATM
Program were made during the three months ended March 31, 2025 or March 31, 2024, respectively.
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

The table below presents information on the securitization structures and related issued tranches of notes to investors.

(in millions)	Collateral Asset Class	Issuance	Active / Collapsed	Bonds Issued
Trusts (Firm sponsored)
Waterfall Victoria Mortgage Trust 2011-1 (SBC1)	LMM Acquired loans	February 2011	Collapsed	$40.5
Waterfall Victoria Mortgage Trust 2011-3 (SBC3)	LMM Acquired loans	October 2011	Collapsed	143.4
Sutherland Commercial Mortgage Trust 2015-4 (SBC4)	LMM Acquired loans	August 2015	Collapsed	125.4
Sutherland Commercial Mortgage Trust 2018 (SBC7)	LMM Acquired loans	November 2018	Collapsed	217.0
ReadyCap Lending Small Business Trust 2015-1 (RCLT 2015-1)	Acquired SBA 7(a) loans	June 2015	Collapsed	189.5
ReadyCap Lending Small Business Loan Trust 2019-2 (RCLT 2019-2)	Originated SBA 7(a) loans, Acquired SBA 7(a) loans	December 2019	Active	131.0
ReadyCap Lending Small Business Loan Trust 2023-3 (RCLT 2023-3)	Originated SBA 7(a) loans, Acquired SBA 7(a) loans	July 2023	Active	132.0

Real Estate Mortgage Investment Conduits (REMICs)
ReadyCap Commercial Mortgage Trust 2014-1 (RCMT 2014-1)	LMM Originated conventional	September 2014	Collapsed	181.7
ReadyCap Commercial Mortgage Trust 2015-2 (RCMT 2015-2)	LMM Originated conventional	November 2015	Collapsed	218.8
ReadyCap Commercial Mortgage Trust 2016-3 (RCMT 2016-3)	LMM Originated conventional	November 2016	Active	162.1
ReadyCap Commercial Mortgage Trust 2018-4 (RCMT 2018-4)	LMM Originated conventional	March 2018	Active	165.0
Ready Capital Mortgage Trust 2019-5 (RCMT 2019-5)	LMM Originated conventional	January 2019	Active	355.8
Ready Capital Mortgage Trust 2019-6 (RCMT 2019-6)	LMM Originated conventional	November 2019	Active	430.7
Ready Capital Mortgage Trust 2022-7 (RCMT 2022-7)	LMM Originated conventional	April 2022	Active	276.8
Waterfall Victoria Mortgage Trust 2011-2 (SBC2)	LMM Acquired loans	March 2011	Collapsed	97.6
Sutherland Commercial Mortgage Trust 2018 (SBC6)	LMM Acquired loans	August 2017	Active	154.9
Sutherland Commercial Mortgage Trust 2019 (SBC8)	LMM Acquired loans	June 2019	Active	306.5
Sutherland Commercial Mortgage Trust 2020 (SBC9)	LMM Acquired loans	June 2020	Collapsed	203.6
Sutherland Commercial Mortgage Trust 2021 (SBC10)	LMM Acquired loans	May 2021	Active	232.6

Collateralized Loan Obligations (CLOs)
Ready Capital Mortgage Financing 2017– FL1	LMM Originated bridge	August 2017	Collapsed	198.8
Ready Capital Mortgage Financing 2018 – FL2	LMM Originated bridge	June 2018	Collapsed	217.1
Ready Capital Mortgage Financing 2019 – FL3	LMM Originated bridge	April 2019	Collapsed	320.2
Ready Capital Mortgage Financing 2020 – FL4	LMM Originated bridge	June 2020	Collapsed	405.3
Ready Capital Mortgage Financing 2021 – FL5	LMM Originated bridge	March 2021	Collapsed	628.9
Ready Capital Mortgage Financing 2021 – FL6	LMM Originated bridge	August 2021	Collapsed	652.5
Ready Capital Mortgage Financing 2021 – FL7	LMM Originated bridge	November 2021	Active	927.2
Ready Capital Mortgage Financing 2022 – FL8	LMM Originated bridge	March 2022	Collapsed	1,135.0
Ready Capital Mortgage Financing 2022 – FL9	LMM Originated bridge	June 2022	Active	754.2
Ready Capital Mortgage Financing 2022 – FL10	LMM Originated bridge	October 2022	Active	860.1
Ready Capital Mortgage Financing 2023 – FL11	LMM Originated bridge	February 2023	Active	586.0
Ready Capital Mortgage Financing 2023 – FL12	LMM Originated bridge	June 2023	Active	648.6

Trusts (Non-firm sponsored)
Freddie Mac Small Balance Mortgage Trust 2016-SB11	Originated agency multi-family	January 2016	Active	110.0
Freddie Mac Small Balance Mortgage Trust 2016-SB18	Originated agency multi-family	July 2016	Active	118.0
Freddie Mac Small Balance Mortgage Trust 2017-SB33	Originated agency multi-family	June 2017	Active	197.9
Freddie Mac Small Balance Mortgage Trust 2018-SB45	Originated agency multi-family	January 2018	Active	362.0
Freddie Mac Small Balance Mortgage Trust 2018-SB52	Originated agency multi-family	September 2018	Active	505.0
Freddie Mac Small Balance Mortgage Trust 2018-SB56	Originated agency multi-family	December 2018	Active	507.3
Key Commercial Mortgage Trust 2020-S3(1)	LMM Originated conventional	September 2020	Active	263.2
(1)Contributed portion of assets into trust
We used the proceeds from the sale of the tranches issued to purchase and originate LMM and SBL loans. We are the primary beneficiary of all firm sponsored securitizations; therefore they are consolidated in our financial statements.
Contractual Obligations and Off-Balance Sheet Arrangements
Other than the items referenced above, there have been no material changes to our contractual obligations for the three months ended March 31, 2025. Refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and
Results of Operations – Contractual Obligations," in the Company's Form 10-K for further details. As of the date of this
Form 10-Q, we had no off-balance sheet arrangements, other than as disclosed.

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
The table below projects the impact on our interest income and expense for the twelve-month period following
March 31, 2025, assuming an immediate increase or decrease of 25, 50, 75, and 100 basis points in interest rates.

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans	$12,465	$25,176	$37,919	$50,674	$(12,352)	$(24,105)	$(35,433)	$(46,580)
Interest rate swap hedges	1,058	2,116	3,174	4,232	(1,058)	(2,116)	(3,174)	(4,232)
Total	$13,523	$27,292	$41,093	$54,906	$(13,410)	$(26,221)	$(38,607)	$(50,812)
Liabilities:
Secured borrowings	(6,235)	(12,470)	(18,704)	(24,939)	6,235	12,470	18,704	24,939
Securitized debt obligations	(5,010)	(10,020)	(15,030)	(20,039)	5,010	10,020	15,030	20,039
Senior secured notes and corporate debt	(379)	(758)	(1,136)	(1,515)	379	758	1,136	1,515
Total	$(11,624)	$(23,248)	$(34,870)	$(46,493)	$11,624	$23,248	$34,870	$46,493
Total Net Impact to Net Interest Income (Expense)	$1,899	$4,044	$6,223	$8,413	$(1,786)	$(2,973)	$(3,737)	$(4,319)
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

	March 31, 2025
(in thousands)	Counterparty Rating	Amount of Risk	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
JPMorgan Chase Bank, N.A.	AA-/Aa2	$608,301	16	29.8%
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

Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act, reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company, including its Chief Executive
Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2025. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial
Officer concluded that the Company's disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule
13a-15(f) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business.
On June 6, 2024, a purported former stockholder of Broadmark filed a class action lawsuit in the Circuit Court for
Baltimore City, Maryland, captioned Eibling v. Pyatt, et al., Case No. C-24-CV-24-000818 (Md. Cir. Ct. Balt. City), (the
“Broadmark Merger Action”). The Broadmark Merger Action names as defendants Broadmark’s former board of directors and alleges they breached their fiduciary duties in connection with the Broadmark Merger by failing to properly consider acquisition proposals that were purportedly superior to the Broadmark Merger, by relying on purportedly false and misleading valuation analyses, and by authorizing the issuance of a purportedly false and misleading proxy statement. The Broadmark Merger Action also asserts claims against Broadmark’s financial advisor for aiding and abetting these alleged breaches of fiduciary duty. The Broadmark Merger Action seeks damages in the form of compensatory damages, quasi-appraisal damages, rescissory damages, and disgorgement of any merger-related benefits.
The Broadmark Merger Action also seeks reimbursement for litigation expenses and attorneys’ and experts’ fees. On
September 13, 2024, the Broadmark Merger Action was assigned to the Business and Technology Case Management
Program of the Circuit Court for Baltimore City, Maryland. Thereafter, on December 10, 2024, the defendants moved to dismiss the initial complaint. The plaintiff filed an amended complaint on February 10, 2025, which the defendants subsequently moved to dismiss on April 14, 2025. Briefing on the defendants’ motions to dismiss the amended complaint is expected to be completed by July 22, 2025. Although the Company is not a defendant in the Broadmark
Merger Action, it is subject to contractual indemnification obligations (conditioned on the satisfaction of various contractual requirements) in connection therewith, including with respect to the defendants’ service as Broadmark directors and provision of services to Broadmark, as applicable. The defendants and the Company intend to vigorously defend against the Broadmark Merger Action.
On March 18, 2025, a purported former stockholder of UDF IV filed a class action lawsuit in the Circuit Court for
Baltimore City, Maryland, captioned The Lawrence C. Headley Living Trust v. Jones, et al., Case No. C-24-
CV-25-002222 (Md. Cir. Ct. Balt. City) (the “UDF IV Merger Action”). The UDF IV Merger Action names as defendants UDF IV’s former board of trustees and alleges they breached their fiduciary duties in connection with the
UDF IV Merger by failing to properly consider an acquisition proposal that was purportedly superior to the UDF IV
Merger, by relying on purportedly false and misleading valuation analyses, by authorizing the issuance of a purportedly false and misleading proxy statement, and by obtaining improper personal benefits that were not shared with all UDF IV stockholders. The complaint also asserts claims against UDF IV’s advisor, UMTH General Services, L.P., for aiding and abetting these alleged breaches of fiduciary duty. The complaint seeks compensatory damages, rescissory damages, and unwinding of the UDF IV Merger, as well as attorneys’ fees and costs. On April 11, 2025, the UDF IV Merger Action was assigned to the Business and Technology Case Management Program of the Circuit Court for Baltimore City,
Maryland. The defendants’ motion to dismiss the plaintiff’s complaint is due May 16, 2025, and briefing on the motion to dismiss is expected to be completed by August 12, 2025. Although the Company is not a defendant in the UDF IV
Merger Action, it is subject to contractual indemnification obligations (conditioned on the satisfaction of various contractual requirements) in connection therewith, including with respect to the defendants’ service as UDF IV trustees and the provision of services to UDF IV, as applicable. The defendants and the Company intend to vigorously defend against the UDF IV Merger Action.
On March 6, 2025 and April 23, 2025, the Company and two of its executive officers were named as defendants in two separate but largely identical putative stockholder class action lawsuits filed in the United States District Court for the
Southern District of New York (the “Securities Class Actions”). The Securities Class Actions are captioned Quinn v.
Ready Capital Corp., et al., No. 1:25-cv-01883 (S.D.N.Y.) (the “Quinn Action”) and Goebel v. Ready Capital Corp., et
al., No. 1:25-cv-3373 (S.D.N.Y.) (the “Goebel Action”). The Securities Class Actions allege that the defendants violated the Exchange Act and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions regarding the performance of the Company’s commercial real estate loan portfolio, and that the executive officers named as defendants violated Section 20(a) of the Exchange Act as control persons of the Company. The Quinn
Action purports to be brought on behalf of a class of persons who purchased the Company’s common stock between
November 7, 2024 and March 2, 2025, and the Goebel Action purports to be brought on behalf of a class of persons who purchased the Company's common stock between August 8, 2024 and March 2, 2025. The Securities Class Actions seek compensatory damages, costs, and expenses on behalf of the purported classes.
On March 19, 2025 and April 9, 2025, the Company was named as a nominal defendant and certain of its executive officers and directors were named as defendants in two derivative lawsuits pending in the United States District Court for the Southern District of New York (the “Derivative Actions”). The Derivative Actions are captioned Pittrof v.
Capasse, et al., No. 1:25-cv-02274 (S.D.N.Y.) and Vancampenhout v. Capasse, et al., No. 1:25-cv-02930 (S.D.N.Y.).
The Derivative Actions assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule
10b-5, breach of fiduciary duties, aiding and abetting breach of fiduciary duties, unjust enrichment, gross mismanagement, and waste of corporate assets for participating and/or failing to prevent the securities law violations alleged in the Securities Class Actions and for purportedly causing the Company to overpay for certain stock repurchases. The Derivative Actions seek compensatory damages, disgorgement of compensation and profits, imposition of a constructive trust, revisions to the Company’s corporate governance and internal procedures, and attorneys’ fees and costs.
The defendants intend to vigorously defend against the Securities Class Actions and the Derivative Actions.
As a result of the UDF IV Merger, the Company assumed certain outstanding litigation against UDF IV and affiliated parties.
On March 20, 2020, Megatel Homes, LLC and certain of its affiliates filed a lawsuit against Mehrdad Moayedi, United
Development Funding, L.P., United Development Funding II, L.P., United Development Funding III, L.P., UDF IV,
United Development Funding V, and various other affiliates (collectively the “UDF Defendants”) in the United States
District Court for the Northern District of Texas, captioned Megatel Homes LLC, et al. v. Moayedi, et al., No. 3:20-
cv-00688-L-BT (N.D. Tex.) (the “Megatel Action”). The Megatel Action alleges that the UDF Defendants knowingly participated in a scheme to “prop” up Moayedi’s companies, and thereby defraud the plaintiffs, by lending funds to
Moayedi’s companies, which Moayedi’s companies then used to repay older loans they had received from the UDF
Defendants, rather than using such funds to “advance” real estate projects with the plaintiffs. The plaintiffs assert claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and for common law fraud, statutory fraud, and fraudulent inducement. The plaintiffs seek compensatory damages, treble damages, exemplary damages, and attorneys’
fees. On May 18, 2020, the defendants moved to dismiss the plaintiffs’ complaint, which the court granted in part and denied in part on November 16, 2021. The plaintiffs filed an amended complaint on November 29, 2021, which the defendants again moved to dismiss. The court denied the motions to dismiss on June 27, 2022. Discovery in the Megatel
Action is substantially complete and on March 5, 2025, the court noted that it will issue a forthcoming order establishing deadlines for the parties’ respective summary judgment motions and setting a trial date. The UDF Defendants and the
Company intend to vigorously defend against the Megatel Action.
On August 17, 2022, certain former officers, trustees, and advisors of UDF IV were named as defendants in a lawsuit filed by former UDF IV stockholder NexPoint Diversified Real Estate Trust and an affiliated entity in the District Court of Dallas County, Texas, captioned NexPoint Diversified Real Estate Trust, et al. v. UMTH General Services, L.P., et al.,
No. DC-22-09833 (Tex. Dist. Ct. Dallas Cnty.) (the “UDF Advisor Action”). The UDF Advisor Action alleges that the defendants caused UDF IV to improperly indemnify, advance litigation expenses, and fund settlement amounts in connection with an SEC civil enforcement action and the subsequent criminal prosecution of UDF IV’s former officers and trustees. The UDF Advisor Action also alleges that the defendants caused UDF IV to pay improper fees to UDF IV’s advisor. The UDF Advisor Action asserts claims against the defendants for breaches of fiduciary duty, aiding and abetting, breaches of the advisory agreement between UDF IV and its advisors, and civil conspiracy and seeks compensatory damages, punitive damages, costs and fees, as well as specific performance of certain contractual obligations. On October 12, 2022, the defendants moved to dismiss the lawsuit, which the trial court denied on
November 30, 2022. On March 17, 2023, the plaintiffs filed an amended petition adding certain former UDF IV board members (the “Trustee Defendants”) to the lawsuit. On May 4, 2023, the Trustee Defendants moved to dismiss the claims asserted against them and the Trustee Defendants were subsequently dismissed from the lawsuit. On January 9,
2024, the remaining defendants filed a writ of mandamus with the Texas Supreme Court, arguing that the plaintiffs’
claims were derivative (rather than direct) and that the plaintiffs lacked standing to assert their claims because they failed to make a pre-suit demand on UDF IV’s board of trustees. On January 30, 2024, the Texas Supreme Court stayed the trial court proceedings pending resolution of the writ. Briefing on the merits of the appeal was completed on February 6,
2025, and on April 4, 2025, the Texas Supreme Court granted oral argument. Although UDF IV and the Company are not defendants in the UDF Advisor Action, the Company is subject to contractual indemnification obligations
(conditioned on the satisfaction of various contractual requirements) in connection therewith, including with respect to the defendants’ service as UDF IV officers and trustees and the provision of services to UDF IV, as applicable. The defendants and the Company intend to vigorously defend against the UDF Advisor Action.
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

The table below presents purchases of our common stock during the quarter.

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program
January	207		$6.62		—	$150,000,000
February	286,280		6.62		—	150,000,000
March	3,447,557		5.02		3,443,935	132,698,476
Total	3,734,044	(1)	$5.14	(2)	3,443,935	$132,698,476
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
March 31, 2025.
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
Third Amendment of Warrant Agreement, dated May 31, 2023, by and among Ready Capital
Corporation, RCC Merger Sub, LLC, Computershare Inc. and Computershare Trust Company, N.A.
(incorporated by reference to Exhibit 4.21 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2023).

10.1	*
Contingent Value Rights Agreement, dated March 13, 2025, by and among Ready Capital
Corporation, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on
March 13, 2025).

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
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
READY CAPITAL CORPORATION

Date: May 9, 2025	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board, Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

Date: May 9, 2025	By:	/s/ Andrew Ahlborn
Andrew Ahlborn
Chief Financial Officer
(Principal Accounting and Financial Officer)