Form 10-Q
period 2025-06-30
Ready Capital Corp
filed 2025-08-08
CIK 1527590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
The Company has 164,327,272 shares of common stock, par value $0.0001 per share, outstanding as of August 8, 2025.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	70

Item 3. Quantitative and Qualitative Disclosures About Market Risk	92

Item 4. Controls and Procedures	96

PART II. OTHER INFORMATION	96

Item 1. Legal Proceedings	96

Item 1A. Risk Factors	99

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	99

Item 3. Default Upon Senior Securities	99

Item 4. Mine Safety Disclosures	100

Item 5. Other Information	100

Item 6. Exhibits	100

SIGNATURES	103

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$162,935	$143,803
Restricted cash	56,769	30,560
Loans, net (including $1,263 and $3,533 held at fair value)	5,066,694	3,378,149
Loans, held for sale (including $134,541 and $128,531 held at fair value and net of valuation allowance of $212,693 and $97,620)	632,784	241,626
Mortgage-backed securities	32,310	31,006
Investment in unconsolidated joint ventures (including $6,163 and $6,577 held at fair value)	169,369	161,561
Derivative instruments	5,754	7,963
Servicing rights	124,283	128,440
Real estate owned, held for sale	199,790	193,437
Other assets	462,711	362,486
Assets of consolidated VIEs	2,395,398	5,175,295
Assets held for sale (refer to Note 9)	—	287,595
Total Assets	$9,308,797	$10,141,921
Liabilities
Secured borrowings	3,506,670	2,035,176
Securitized debt obligations of consolidated VIEs, net	1,513,297	3,580,513
Senior secured notes, net	720,893	437,847
Corporate debt, net	666,136	895,265
Guaranteed loan financing	629,380	691,118
Contingent consideration	17,189	573
Derivative instruments	1,986	352
Dividends payable	22,917	43,168
Loan participations sold	101,863	95,578
Due to third parties	9,791	1,442
Accounts payable and other accrued liabilities	184,652	188,051
Liabilities held for sale (refer to Note 9)	—	228,735
Total Liabilities	$7,374,774	$8,197,818
Preferred stock Series C, liquidation preference $25.00 per share (refer to Note 20)	8,361	8,361

Commitments & contingencies (refer to Note 24)

Stockholders’ Equity
Preferred stock Series E, liquidation preference $25.00 per share (refer to Note 20)	111,378	111,378
Common stock, $0.0001 par value, 500,000,000 shares authorized, 164,326,387 and 162,792,372 shares issued and outstanding, respectively	17	17
Additional paid-in capital	2,267,540	2,250,291
Retained earnings (deficit)	(528,524)	(505,089)
Accumulated other comprehensive loss	(23,293)	(18,552)
Total Ready Capital Corporation equity	1,827,118	1,838,045
Non-controlling interests	98,544	97,697
Total Stockholders’ Equity	$1,925,662	$1,935,742
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$9,308,797	$10,141,921
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2025	2024	2025	2024
Interest income	$152,735	$234,119	$307,702	$466,473
Interest expense	(135,837)	(183,167)	(276,303)	(366,972)
Net interest income before (provision for) recovery of loan losses	$16,898	$50,952	$31,399	$99,501
(Provision for) recovery of loan losses	(8,640)	18,871	100,928	45,415
Net interest income after (provision for) recovery of loan losses	$8,258	$69,823	$132,327	$144,916
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	18,214	7,250	28,883	26,118
Net unrealized gain (loss) on financial instruments	(1,614)	(1,357)	(3,364)	3,275
Valuation allowance, loans held for sale	(39,746)	(80,987)	(139,464)	(227,167)
Servicing income, net of amortization and impairment of $12,874 and $18,168 for the three and six months ended June 30, 2025, $4,678 and $8,375 for the three and six months ended June 30, 2024, respectively	(304)	3,271	6,152	7,029
Gain (loss) on bargain purchase	(14,381)	(18,306)	88,090	(18,306)
Income (loss) on unconsolidated joint ventures	(144)	1,139	(4,126)	1,607
Other income	11,304	6,597	22,894	22,423
Total non-interest income (expense)	$(26,671)	$(82,393)	$(935)	$(185,021)
Non-interest expense
Employee compensation and benefits	(23,159)	(17,799)	(44,413)	(36,213)
Allocated employee compensation and benefits from related party	(3,600)	(3,000)	(6,876)	(5,500)
Professional fees	(6,368)	(6,033)	(11,856)	(13,098)
Management fees – related party	(5,072)	(6,198)	(10,649)	(12,846)
Loan servicing expense	(11,038)	(11,012)	(26,882)	(23,806)
Transaction related expenses	(639)	(1,592)	(3,333)	(2,242)
Impairment on real estate	(4,268)	(9,130)	(6,614)	(26,102)
Other operating expenses	(16,133)	(12,672)	(32,256)	(25,887)
Total non-interest expense	$(70,277)	$(67,436)	$(142,879)	$(145,694)
Loss from continuing operations before benefit for income taxes	(88,690)	(80,006)	(11,487)	(185,799)
Income tax benefit	39,939	48,579	45,146	78,790
Net income (loss) from continuing operations	$(48,751)	$(31,427)	$33,659	$(107,009)
Discontinued operations (refer to Note 9)
Loss from discontinued operations before benefit for income taxes	(6,567)	(3,699)	(7,161)	(1,812)
Income tax benefit	1,641	925	1,790	453
Net loss from discontinued operations	$(4,926)	$(2,774)	$(5,371)	$(1,359)
Net income (loss)	$(53,677)	$(34,201)	$28,288	$(108,368)
Less: Dividends on preferred stock	1,999	1,999	3,998	3,998
Less: Net income attributable to non-controlling interest	1,814	1,820	4,274	1,937
Net income (loss) attributable to Ready Capital Corporation	$(57,490)	$(38,020)	$20,016	$(114,303)

Earnings per common share from continuing operations - basic	$(0.31)	$(0.21)	$0.15	$(0.67)
Earnings per common share from discontinued operations - basic	$(0.03)	$(0.02)	$(0.03)	$(0.01)
Total earnings per common share - basic	$(0.34)	$(0.23)	$0.12	$(0.68)

Earnings per common share from continuing operations - diluted	$(0.31)	$(0.21)	$0.15	$(0.67)
Earnings per common share from discontinued operations - diluted	$(0.03)	$(0.02)	$(0.03)	$(0.01)
Total earnings per common share - diluted	$(0.34)	$(0.23)	$0.12	$(0.68)

Weighted-average shares outstanding
Basic	167,749,917	168,653,741	166,465,234	170,343,303
Diluted	170,673,088	169,863,975	169,320,001	171,513,556

Dividends declared per share of common stock	$0.125	$0.30	$0.25	$0.60
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$(53,677)	$(34,201)	$28,288	$(108,368)
Other comprehensive income (loss) - net change by component:
Derivative financial instruments (cash flow hedges)	(3,341)	(1,440)	(7,285)	4,805
Foreign currency translation	1,747	(116)	2,560	(723)
Other comprehensive income (loss)	$(1,594)	$(1,556)	$(4,725)	$4,082
Comprehensive income (loss)	$(55,271)	$(35,757)	$23,563	$(104,286)
Less: Comprehensive income attributable to non-controlling interests	1,807	1,806	4,246	1,964
Comprehensive income (loss) attributable to Ready Capital Corporation	$(57,078)	$(37,563)	$19,317	$(106,250)
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three Months Ended June 30, 2025
	Preferred Series E		Common Stock		Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Ready Capital Corporation Equity	Non-controlling Interests	Total Stockholders' Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at March 31, 2025	4,600,000	$111,378	172,507,227	$17	$2,302,101	$(450,276)	$(21,673)	$1,941,547	$99,644	$2,041,191
Dividend declared:
Common stock ($0.125 per share)	—	—	—	—	—	(20,758)	—	(20,758)	—	(20,758)
OP units	—	—	—	—	—	—	—	—	(75)	(75)
$0.390625 per Series C preferred share	—	—	—	—	—	(131)	—	(131)	—	(131)
$0.406250 per Series E preferred share	—	—	—	—	—	(1,868)	—	(1,868)	—	(1,868)
Distributions, net	—	—	—	—	—	—	—	—	(87)	(87)
Stock-based compensation	—	—	55,010	—	440	—	—	440	—	440
Conversion of OP units into common stock	—	—	282,614	—	1,197	—	—	1,197	(1,197)	—
Share repurchases	—	—	(8,518,464)	—	(37,779)	—	—	(37,779)	—	(37,779)
Reallocation of non-controlling interest	—	—	—	—	1,581	—	(33)	1,548	(1,548)	—
Net income (loss)	—	—	—	—	—	(55,491)	—	(55,491)	1,814	(53,677)
Other comprehensive loss	—	—	—	—	—	—	(1,587)	(1,587)	(7)	(1,594)
Balance at June 30, 2025	4,600,000	$111,378	164,326,387	$17	$2,267,540	$(528,524)	$(23,293)	$1,827,118	$98,544	$1,925,662

	Three Months Ended June 30, 2024
	Preferred Series E		Common Stock		Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Ready Capital Corporation Equity	Non-controlling Interests	Total Stockholders' Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at March 31, 2024	4,600,000	$111,378	170,445,333	$17	$2,307,303	$(3,546)	$(12,335)	$2,402,817	$97,065	$2,499,882
Dividend declared:
Common stock ($0.30 per share)	—	—	—	—	—	(50,753)	—	(50,753)	—	(50,753)
OP units	—	—	—	—	—	—	—	—	(368)	(368)
$0.390625 per Series C preferred share	—	—	—	—	—	(131)	—	(131)	—	(131)
$0.406250 per Series E preferred share	—	—	—	—	—	(1,868)	—	(1,868)	—	(1,868)
Contributions, net	—	—	—	—	—	—	—	—	600	600
Conversion of OP units into common stock	—	—	15,000	—	126	—	—	126	(126)	—
Stock-based compensation	—	—	60,154	—	496	—	—	496	—	496
Share repurchases	—	—	(2,353,215)	—	(20,236)	—	—	(20,236)	—	(20,236)
Reallocation of non-controlling interest	—	—	—	—	(5)	—	(3)	(8)	8	—
Net income (loss)	—	—	—	—	—	(36,021)	—	(36,021)	1,820	(34,201)
Other comprehensive loss	—	—	—	—	—	—	(1,542)	(1,542)	(14)	(1,556)
Balance at June 30, 2024	4,600,000	$111,378	168,167,272	$17	$2,287,684	$(92,319)	$(13,880)	$2,292,880	$98,985	$2,391,865
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Six Months Ended June 30, 2025
	Preferred Series E		Common Stock		Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Ready Capital Corporation Equity	Non-controlling Interests	Total Stockholders' Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2024	4,600,000	$111,378	162,792,372	$17	$2,250,291	$(505,089)	$(18,552)	$1,838,045	$97,697	$1,935,742
Dividend declared:
Common stock ($0.25 per share)	—	—	—	—	—	(43,451)	—	(43,451)	—	(43,451)
OP units	—	—	—	—	—	—	—	—	(186)	(186)
$0.78125 per Series C preferred share	—	—	—	—	—	(262)	—	(262)	—	(262)
$0.81250 per Series E preferred share	—	—	—	—	—	(3,736)	—	(3,736)	—	(3,736)
Distributions, net	—	—	—	—	—	—	—	—	(187)	(187)
Shares issued pursuant to merger transaction	—	—	12,766,819	—	64,600	—	—	64,600	—	64,600
Stock-based compensation	—	—	737,090	—	6,678	—	—	6,678	—	6,678
Conversion of OP units into common stock	—	—	282,614	—	1,197	—	—	1,197	(1,197)	—
Share repurchases	—	—	(12,252,508)	—	(57,099)	—	—	(57,099)	—	(57,099)
Reallocation of non-controlling interest	—	—	—	—	1,873	—	(44)	1,829	(1,829)	—
Net income	—	—	—	—	—	24,014	—	24,014	4,274	28,288
Other comprehensive loss	—	—	—	—	—	—	(4,697)	(4,697)	(28)	(4,725)
Balance at June 30, 2025	4,600,000	$111,378	164,326,387	$17	$2,267,540	$(528,524)	$(23,293)	$1,827,118	$98,544	$1,925,662

	Six Months Ended June 30, 2024
	Preferred Series E		Common Stock		Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Ready Capital Corporation Equity	Non-controlling Interests	Total Stockholders' Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2023	4,600,000	$111,378	172,276,105	$17	$2,321,989	$124,413	$(17,860)	$2,539,937	$98,464	$2,638,401
Dividend declared:
Common stock ($0.60 per share)	—	—	—	—	—	(102,429)	—	(102,429)	—	(102,429)
OP units	—	—	—	—	—	—	—	—	(740)	(740)
$0.78125 per Series C preferred share	—	—	—	—	—	(262)	—	(262)	—	(262)
$0.81250 per Series E preferred share	—	—	—	—	—	(3,736)	—	(3,736)	—	(3,736)
Contributions, net	—	—	(1,981)	—	(18)	—	—	(18)	600	582
Stock-based compensation	—	—	386,072	—	4,606	—	—	4,606	—	4,606
Conversion of OP units into common stock	—	—	105,000	—	983	—	—	983	(983)	—
Share repurchases	—	—	(4,597,924)	—	(40,271)	—	—	(40,271)	—	(40,271)
Reallocation of non-controlling interest	—	—	—	—	395	—	(75)	320	(320)	—
Net income (loss)	—	—	—	—	—	(110,305)	—	(110,305)	1,937	(108,368)
Other comprehensive income	—	—	—	—	—	—	4,055	4,055	27	4,082
Balance at June 30, 2024	4,600,000	$111,378	168,167,272	$17	$2,287,684	$(92,319)	$(13,880)	$2,292,880	$98,985	$2,391,865
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash Flows From Operating Activities:
Net income (loss)	$28,288	$(108,368)
Net income (loss) from discontinued operations, net of tax	(5,371)	(1,359)
Net income (loss) from continuing operations	33,659	(107,009)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	27,040	23,548
Stock-based compensation	3,419	3,768
Recovery of loan losses	(100,928)	(45,415)
Impairment loss on real estate owned, held for sale	6,614	26,102
Repair and denial reserve	1,158	606
Paid-in-kind accrued interest	(1,048)	(28,547)
Provision for loan losses on purchased future receivables	—	2,118
Valuation allowance, loans held for sale	139,464	227,167
Net (income) loss of unconsolidated joint ventures, net of distributions	6,451	(808)
Realized (gains) losses, net	(27,506)	(25,491)
Unrealized (gains) losses, net	2,499	(3,318)
Bargain purchase (gain) loss	(88,090)	18,306
Loans, held for sale, net	50,174	48,911
Changes in operating assets and liabilities:
Derivative instruments	(996)	4,399
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	50,882	(23,249)
Receivable from third parties	2,656	3,624
Other assets	(105,016)	(70,970)
Accounts payable and other accrued liabilities	31,554	(3,681)
Net cash provided by operating activities from continuing operations	$31,986	$50,061
Net cash used for operating activities from discontinued operations	(23,784)	(25,554)
Net cash provided by operating activities	$8,202	$24,507
Cash Flows From Investing Activities:
Origination of loans	(300,692)	(505,224)
Proceeds from disposition and principal payment of loans	1,034,968	1,044,121
Funding of investments held to maturity	(2,385)	—
Funding of real estate, held for sale	(215)	(981)
Proceeds from sale of real estate, held for sale	8,312	34,684
Investment in unconsolidated joint ventures	(11,897)	(2,245)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	2,928	1,772
Proceeds from liabilities under participation agreements	—	25,697
Payment of liabilities under participation agreements	(1,335)	(1,474)
Net cash provided by (used for) business acquisitions	16,020	(32,063)
Net cash provided by investing activities from continuing operations	$745,704	$564,287
Net cash provided by investing activities from discontinued operations	43,316	60,709
Net cash provided by investing activities	$789,020	$624,996
Cash Flows From Financing Activities:
Proceeds from secured borrowings	2,385,296	1,620,500
Repayment of secured borrowings	(917,296)	(1,409,193)
Repayment of the Paycheck Protection Program Liquidity Facility borrowings	(8,134)	(11,206)
Repayment of securitized debt obligations of consolidated VIEs	(2,075,012)	(681,336)
Proceeds from senior secured note	290,250	72,118
Repayment of corporate debt	(231,511)	—
Repayment of guaranteed loan financing	(83,492)	(62,195)
Payment of deferred financing costs	(18,099)	(7,047)
Common stock repurchased	(55,151)	(39,190)
Settlement of share-based awards in satisfaction of withholding tax requirements	(1,948)	(1,081)
Dividend payments	(67,886)	(107,167)
Distributions, net	—	(18)
Net cash used for financing activities from continuing operations	$(782,983)	$(625,815)
Net cash used for financing activities from discontinued operations	(4,324)	(1,059)
Net cash used for financing activities	$(787,307)	$(626,874)
Net increase in cash, cash equivalents, and restricted cash including cash classified within assets held for sale	9,915	22,629
Less: Net increase (decrease) in cash and cash equivalents within assets held for sale	(29,792)	6,096
Net increase in cash, cash equivalents, and restricted cash	39,707	16,533
Cash, cash equivalents, and restricted cash beginning balance	182,774	262,506
Cash, cash equivalents, and restricted cash ending balance	$222,481	$279,039
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2025	2024
Supplemental disclosures:
Cash paid for interest	$263,125	$355,012
Cash received for income taxes	$(258)	$(11,940)
Non-cash investing activities
Loans transferred from loans, held for sale to loans, net	$72,826	$—
Loans transferred from loans, net to loans, held for sale	$722,797	$719,623
Loans transferred to real estate owned, held for sale	$35,546	$18,711
Contingent consideration in connection with acquisitions	$15,242	$3,926
Non-cash financing activities
Shares and OP units issued in connection with merger transactions	$64,600	$—
Conversion of OP units to common stock	$1,197	$983
Cash, cash equivalents, and restricted cash reconciliation
Cash and cash equivalents	$162,935	$226,286
Restricted cash	56,769	29,971
Cash, cash equivalents, and restricted cash in assets of consolidated VIEs	2,777	22,782
Cash, cash equivalents, and restricted cash ending balance	$222,481	$279,039
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Organization
Ready Capital Corporation (the “Company” or “Ready Capital” and together with its subsidiaries “we,” “us” and “our”), is a Maryland corporation. The Company is a multi-strategy real estate finance company that originates, acquires, finances and services lower-to-middle-market commercial real estate (“LMM”) loans, Small Business Administration
(“SBA”) loans, construction loans, United States Department of Agriculture (“USDA”) loans, and to a lesser extent, mortgage-backed securities (“MBS”) collateralized primarily by LMM loans, or other real estate-related investments.
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
Sutherland Partners, L.P. (the “operating partnership”) holds substantially all of the Company’s assets and conducts substantially all of the Company’s business. As of June 30, 2025 and December 31, 2024, the Company owned approximately 99.6% and 99.5% of the operating partnership, respectively. The Company, as sole general partner of the operating partnership, has responsibility and discretion in the management and control of the operating partnership, and the limited partners of the operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the operating partnership. Therefore, the Company consolidates the operating partnership.
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
Note 2. Basis of Presentation
The unaudited interim consolidated financial statements herein, referred to as the “consolidated financial statements”, as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)—
as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”)
and the rules and regulations of the SEC.
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
Loans, held for sale
Loans are classified as held for sale if there is an intent to sell in the near-term. These loans are recorded at the lower of amortized cost or fair value, unless the fair value option has been elected at the time of origination or acquisition. If the loan’s fair value is determined to be less than its amortized cost, a non-recurring fair value adjustment may be recorded through a valuation allowance. Changes in fair value on originated loans for which the fair value option has been elected, are recurring and are reported as net unrealized gain (loss) on financial instruments in the consolidated statements of operations. Loans, held for sale for which the fair value option has been elected are predominantly classified as Level 2 in the fair value hierarchy. For originated SBA loans, the guaranteed portion is held at fair value. Interest is recognized as interest income in the consolidated statements of operations when earned and deemed collectible. When loans classified as held for sale are sold, the proceeds, less the costs to sell, in excess (or deficiency) of the net carrying value, including accrued interest, are recognized as a realized gain (loss).
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
Derivative instruments
Subject to maintaining qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, comprised of interest rate swaps and FX forwards as part of its risk management strategy. The
Company accounts for derivative instruments under ASC 815, Derivatives and Hedging (“ASC 815”). All derivatives are reported as either assets or liabilities in the consolidated balance sheets at the estimated fair value with the changes in the fair value recorded in earnings unless hedge accounting is elected. As of June 30, 2025 and December 31, 2024, the
Company had offset $18.3 million and $25.4 million of cash collateral payable against gross derivative asset positions, respectively.
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
The qualitative assessment requires judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, macroeconomic conditions, industry and market conditions and relevant entity specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. In the second quarter of 2025, as a result of the qualitative assessment, the Company determined that it was more likely than not that the estimated fair value of each of the reporting units exceeded its respective estimated carrying value. Therefore, goodwill for each reporting unit was not impaired and a quantitative test was not required.

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
Note 4. Recent Accounting Pronouncements
ASU 2025-03, Compensation – Business Combinations (Topic 805) and Consolidation (Topic 810) Determining
the Accounting Acquirer in the Acquisition of a Variable Interest Entity Issued May 2025
This ASU clarifies the guidance in determining the accounting acquirer in certain transactions involving VIEs. The ASU is effective in reporting periods beginning after December 15, 2026, including interim periods within the fiscal year, on a prospective basis. Early adoption is permitted. The Company is currently assessing the impact upon adoption of this standard on the consolidated financial statements.
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
The table below summarizes the fair value of assets acquired and liabilities assumed from the UDF IV Merger.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Assets
Cash and cash equivalents	$16,020	$—	$16,020
Loans, net	158,469	(10,624)	147,845
Investment in unconsolidated joint ventures	5,290	—	5,290
Other Assets:
Accrued interest	1,231	—	1,231
Receivable from third party	738	—	738
Other	1,946	—	1,946
Total assets acquired	$183,694	$(10,624)	$173,070
Liabilities
Accounts payable and other accrued liabilities	1,214	(605)	609
Contract liability	—	4,529	4,529
Total liabilities assumed	$1,214	$3,924	$5,138
Net assets acquired	$182,480	$(14,548)	$167,932
In a business combination, the initial allocation of the purchase price is considered preliminary and therefore, is subject to change until the end of the measurement period. The final determination must occur within one year of the merger date. Because the measurement period for the UDF IV Merger remains open, certain fair value estimates may change once all information necessary to make a final fair value assessment is received. The amounts presented in the table above pertain to the preliminary purchase price allocation reported at the time of the UDF IV Merger based on information that was available to management at the time the consolidated financial statements were prepared. The preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value of the assets acquired and liabilities assumed, which could have an impact on the consolidated financial statements. Subsequent to the determination of the preliminary purchase price allocation, the Company recorded a measurement period adjustment based on the updated valuations obtained by decreasing net assets acquired and decreasing the bargain purchase gain related to this transaction by $14.4 million.
The table below illustrates the aggregate consideration transferred, net assets acquired, and the related bargain purchase gain.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Fair value of net assets acquired	$182,480	$(14,548)	$167,932

Consideration transferred based on the value of common stock issued	64,600	—	64,600
Contingent consideration	15,409	(167)	15,242
Total consideration transferred	$80,009	$(167)	$79,842

Bargain purchase gain	$102,471	$(14,381)	$88,090
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
In a business combination, the initial allocation of the purchase price is considered preliminary and therefore, is subject to change until the end of the measurement period. The final determination must occur within one year of the merger date. Because the measurement period for the Madison One Acquisition remained open until June 5, 2025, certain fair value estimates changed once all information necessary to make a final fair value assessment was received. The amounts presented in the table above pertained to the preliminary purchase price allocation reported at the time of the Madison
One Acquisition based on information that was available to management at the time the consolidated financial statements were prepared. The preliminary purchase price allocation changed as the Company completed its analysis of the fair value of the assets acquired and liabilities assumed, which impacts the consolidated financial statements.
Subsequent to the determination of the preliminary purchase price allocation, the Company recorded a measurement period adjustment based on the updated valuations obtained by decreasing net assets acquired and increasing goodwill related to this transaction by $0.4 million.
The table below illustrates the aggregate consideration transferred, net assets acquired, and the related goodwill.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Fair value of net assets acquired	$26,233	$(410)	$25,823

Cash paid	32,868	—	32,868
Contingent consideration	3,926	—	3,926
Total consideration transferred	$36,794	$—	$36,794

Goodwill	$10,561	$410	$10,971
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

	June 30, 2025		December 31, 2024
(in thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Bridge	$2,769,324	$2,810,114	$1,246,725	$1,309,683
Fixed rate	181,013	181,819	197,162	197,272
Construction	885,016	1,181,888	733,276	874,558
Freddie Mac	1,377	1,337	—	—
SBA - 7(a)	1,073,576	1,121,093	1,043,120	1,075,845
Other	156,388	176,943	157,866	177,155
Total Loans, net	$5,066,694	$5,473,194	$3,378,149	$3,634,513
Loans in consolidated VIEs
Bridge	1,155,199	1,158,362	3,854,982	3,970,084
Fixed rate	608,183	610,873	685,505	688,347
SBA - 7(a)	160,591	169,546	178,498	189,737
Other	194,245	195,210	211,076	212,020
Total Loans, net, in consolidated VIEs	$2,118,218	$2,133,991	$4,930,061	$5,060,188
Loans, held for sale
Bridge	478,231	680,088	58,703	134,065
Fixed rate	—	—	2,750	6,056
Construction	20,012	31,421	54,392	77,487
Freddie Mac	13,496	13,334	36,248	35,931
SBA - 7(a)	116,499	108,573	87,825	81,524
Other	4,546	4,399	1,708	1,817
Total Loans, held for sale	$632,784	$837,815	$241,626	$336,880
Loans, held for sale in consolidated VIEs
Bridge	77,948	97,468	—	—
Total Loans, held for sale in consolidated VIEs	$77,948	$97,468	$—	$—
Total	$7,895,644	$8,542,468	$8,549,836	$9,031,581
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
willingness to meet its financial obligations.

The tables below summarize the classification, UPB, carrying value and gross write-offs of loans by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2025	2024	2023	2022	2021	Pre 2021	Total
June 30, 2025
Bridge	$3,968,476	$—	$293,425	$235,194	$1,566,376	$1,694,179	$135,349	$3,924,523
Fixed rate	792,692	—	—	—	109,309	176,861	503,026	789,196
Construction	1,181,888	11,440	31,661	26,940	180,648	47,237	587,090	885,016
Freddie Mac	1,337	—	—	—	1,377	—	—	1,377
SBA - 7(a)	1,290,639	130,963	224,041	131,741	296,885	202,740	247,797	1,234,167
Other	372,153	10,029	14,402	2,790	4,138	684	318,590	350,633
Total Loans, net	$7,607,185	$152,432	$563,529	$396,665	$2,158,733	$2,121,701	$1,791,852	$7,184,912
Gross write-offs		$—	$231	$178	$588	$688	$9,825	$11,510
	UPB	2024	2023	2022	2021	2020	Pre 2020	Total
December 31, 2024
Bridge	$5,279,767	$321,439	$244,283	$2,083,723	$2,270,504	$105,279	$76,479	$5,101,707
Fixed rate	885,619	—	—	109,733	180,209	86,013	506,712	882,667
Construction	874,558	9,233	26,925	162,309	83,287	144	451,378	733,276
SBA - 7(a)	1,265,582	235,374	138,670	322,007	237,105	94,730	193,732	1,221,618
Other	389,175	14,769	2,881	4,225	685	9,205	337,177	368,942
Total Loans, net	$8,694,701	$580,815	$412,759	$2,681,997	$2,771,790	$295,371	$1,565,478	$8,308,210
Gross write-offs		$28	$1,440	$1,710	$3,022	$617	$7,776	$14,593
The tables below present delinquency information on loans, net by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2025	2024	2023	2022	2021	Pre 2021	Total
June 30, 2025
Current	$6,326,461	$151,782	$492,028	$372,170	$1,846,736	$1,950,666	$1,298,396	$6,111,778
30 - 59 days past due	293,590	—	63,524	98	172,736	27,857	28,017	292,232
60+ days past due	987,134	650	7,977	24,397	139,261	143,178	465,439	780,902
Total Loans, net	$7,607,185	$152,432	$563,529	$396,665	$2,158,733	$2,121,701	$1,791,852	$7,184,912
	UPB	2024	2023	2022	2021	2020	Pre 2020	Total
December 31, 2024
Current	$8,094,859	$575,781	$392,201	$2,488,252	$2,566,736	$289,352	$1,475,325	$7,787,647
30 - 59 days past due	148,612	3,666	1,676	92,516	26,385	734	6,311	131,288
60+ days past due	451,230	1,368	18,882	101,229	178,669	5,285	83,842	389,275
Total Loans, net	$8,694,701	$580,815	$412,759	$2,681,997	$2,771,790	$295,371	$1,565,478	$8,308,210
The table below presents delinquency information on loans, net by portfolio.

(in thousands)	Current	30 - 59 days past due	60+ days past due	Total	Non-Accrual Loans	90+ days past due and Accruing
June 30, 2025
Bridge	$3,408,464	$266,194	$249,865	$3,924,523	$233,559	$79,695
Fixed rate	750,388	15,971	22,837	789,196	17,799	8,344
Construction	422,153	—	462,863	885,016	475,165	18,295
Freddie Mac	—	—	1,377	1,377	1,377	—
SBA - 7(a)	1,196,808	840	36,519	1,234,167	84,376	—
Other	333,965	9,227	7,441	350,633	12,639	404
Total Loans, net	$6,111,778	$292,232	$780,902	$7,184,912	$824,915	$106,738
Percentage of loans outstanding	85.0%	4.1%	10.9%	100%	11.5%	1.5%
December 31, 2024
Bridge	$4,732,393	$93,078	$276,236	$5,101,707	$366,890	$88,396
Fixed rate	840,951	8,421	33,295	882,667	33,295	—
Construction	691,655	—	41,621	733,276	60,018	—
SBA - 7(a)	1,160,844	27,124	33,650	1,221,618	64,687	—
Other	361,804	2,665	4,473	368,942	1,871	973
Total Loans, net	$7,787,647	$131,288	$389,275	$8,308,210	$526,761	$89,369
Percentage of loans outstanding	93.7%	1.6%	4.7%	100%	6.3%	1.1%

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
The collateral concentration of the loan portfolio considers economic factors or events may have a more pronounced impact on certain sectors or property types.
The table below presents quantitative information on the credit quality of loans, net.

	LTV(1)
(in thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
June 30, 2025
Bridge	$1,463	$22,703	$442,667	$2,561,442	$594,356	$301,892	$3,924,523
Fixed rate	693	24,197	326,236	418,468	19,602	—	789,196
Construction	10,949	14,602	190,946	182,560	45,593	440,366	885,016
Freddie Mac	—	—	—	1,377	—	—	$1,377
SBA - 7(a)	14,913	64,976	179,406	328,306	200,896	445,670	1,234,167
Other	97,938	109,007	88,358	32,447	19,337	3,546	350,633
Total Loans, net	$125,956	$235,485	$1,227,613	$3,524,600	$879,784	$1,191,474	$7,184,912
Percentage of loans outstanding	1.7%	3.3%	17.1%	49.1%	12.2%	16.6%	100.0%
December 31, 2024
Bridge	$—	$103,364	$553,768	$3,230,535	$471,137	$742,903	$5,101,707
Fixed rate	1,348	29,799	379,043	446,246	26,231	—	882,667
Construction	27,973	4,725	90,615	160,507	17,892	431,564	733,276
SBA - 7(a)	14,222	65,279	184,965	354,891	219,371	382,890	1,221,618
Other	105,417	116,848	61,974	62,662	16,661	5,380	368,942
Total Loans, net	$148,960	$320,015	$1,270,365	$4,254,841	$751,292	$1,562,737	$8,308,210
Percentage of loans outstanding	1.8%	3.9%	15.3%	51.2%	9.0%	18.8%	100.0%
(1)LTV is calculated by dividing the current UPB by the most recent collateral value received. The most recent value for performing loans is often the third-party as-is valuation utilized during the original underwriting process.
The table below presents the geographic concentration of loans, net, secured by real estate.

Geographic Concentration (% of UPB)	June 30, 2025	December 31, 2024
Texas	23.2%	19.3%
California	11.2	10.8
Oregon	8.7	7.3
Florida	8.2	7.9
Arizona	7.0	7.7
Georgia	5.7	6.7
New York	4.1	4.8
Washington	3.3	3.1
Illinois	2.4	3.1
Ohio	2.2	2.5
Other	24.0	26.8
Total	100.0%	100.0%
The table below presents the collateral type concentration of loans, net.

Collateral Concentration (% of UPB)	June 30, 2025	December 31, 2024
Multi-family	52.8%	60.1%
SBA	17.0	14.6
Mixed Use	10.4	9.5
Industrial	5.0	4.8
Retail	4.2	4.1
Land	4.1	1.0
Office	3.5	3.2
Other	3.0	2.7
Total	100.0%	100.0%

The table below presents the collateral type concentration of SBA loans within loans, net.

Collateral Concentration (% of UPB)	June 30, 2025	December 31, 2024
Lodging	19.5%	20.9%
Gasoline Service Stations	10.7	12.0
Eating Places	6.2	6.5
Child Day Care Services	5.6	5.7
Offices of Physicians	3.3	3.7
General Freight Trucking, Local	2.7	3.0
Grocery Stores	2.3	2.3
Coin-Operated Laundries and Drycleaners	1.4	1.4
Car Washes	1.3	1.1
Assisted Living Facilities for the Elderly	1.0	1.0
Other	46.0	42.4
Total	100.0%	100.0%
Allowance for credit losses
The allowance for credit losses consists of the allowance for losses on loans and lending commitments accounted for at amortized cost. Such loans and lending commitments are reviewed quarterly considering credit quality indicators, including probable and historical losses, collateral values, LTV ratios, and economic conditions.
The table below presents the allowance for loan losses by loan product and impairment methodology.

(in thousands)	Bridge	Fixed rate	Construction	SBA - 7(a)	Other	Total
June 30, 2025
General	$22,446	$3,600	$1,000	$26,838	$1,830	$55,714
Specific	18,264	1,515	138,847	6,497	1,452	166,575
PCD	—	—	10,290	—	—	10,290
Ending balance	$40,710	$5,115	$150,137	$33,335	$3,282	$232,579
December 31, 2024
General	$126,471	$3,156	$493	$18,825	$1,523	$150,468
Specific	43,974	1,958	137,812	3,262	631	187,637
PCD	—	—	1,834	—	—	1,834
Ending balance	$170,445	$5,114	$140,139	$22,087	$2,154	$339,939

The table below presents a summary of the changes in the allowance for loan losses.

(in thousands)	Bridge	Fixed rate	Construction	SBA - 7(a)	Other	Total
Three Months Ended June 30, 2025
Beginning balance	$31,049	$9,230	$166,051	$30,035	$2,855	$239,220
Provision for (recoveries of) loan losses	9,661	(3,313)	(834)	3,412	427	9,353
Measurement period adjustment - PCD	—	—	(7,198)	—	—	(7,198)
Charge-offs and sales	—	(802)	(7,882)	(396)	—	(9,080)
Recoveries	—	—	—	284	—	284
Ending balance	$40,710	$5,115	$150,137	$33,335	$3,282	$232,579
Three Months Ended June 30, 2024
Beginning balance	$13,181	$7,264	$23,755	$20,579	$2,644	$67,423
Provision for (recoveries of) loan losses	1,217	(784)	(12,579)	(4,409)	(166)	(16,721)
Charge-offs and sales	—	—	(3,266)	(2,680)	—	(5,946)
Recoveries	—	—	—	76	—	76
Ending balance	$14,398	$6,480	$7,910	$13,566	$2,478	$44,832
Six Months Ended June 30, 2025
Beginning balance	$170,445	$5,114	$140,139	$22,087	$2,154	$339,939
Provision for (recoveries of) loan losses	(129,735)	1,803	9,656	11,500	1,128	(105,648)
PCD(1)	—	—	9,428	—	—	9,428
Charge-offs and sales	—	(1,802)	(9,086)	(622)	—	(11,510)
Recoveries	—	—	—	370	—	370
Ending balance	$40,710	$5,115	$150,137	$33,335	$3,282	$232,579
Six Months Ended June 30, 2024
Beginning balance	$36,241	$13,598	$30,870	$17,867	$3,029	$101,605
Recoveries of loan losses	(21,843)	(4,489)	(18,215)	(246)	(485)	(45,278)
Charge-offs and sales	—	(2,629)	(4,745)	(4,259)	(66)	(11,699)
Recoveries	—	—	—	204	—	204
Ending balance	$14,398	$6,480	$7,910	$13,566	$2,478	$44,832
(1)Includes the impact of a measurement period adjustment related to the UDF IV Merger. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the UDF Merger.
The table above excludes $2.3 million and $0.6 million of allowance for loan losses on unfunded lending commitments as of June 30, 2025 and June 30, 2024, respectively. Refer to Note 3 – Summary of Significant Accounting Policies for
more information on accounting policies, methodologies and judgment applied to determine the allowance for loan losses and lending commitments.
Non-accrual loans
A loan is placed on nonaccrual status when it is probable that principal and interest will not be collected under the original contractual terms. At that time, interest income is no longer accrued.
The table below presents information on non-accrual loans.

(in thousands)	June 30, 2025	December 31, 2024
Non-accrual loans
With an allowance	$802,167	$509,752
Without an allowance	22,748	17,009
Total carrying value of non-accrual loans	$824,915	$526,761
Allowance for loan losses related to non-accrual loans	$(178,155)	$(125,218)
UPB of non-accrual loans	$1,029,766	$654,526

	June 30, 2025	June 30, 2024
Interest income on non-accrual loans for the three months ended	$2,198	$52
Interest income on non-accrual loans for the six months ended	$6,366	$1,338
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
Three months ended June 30, 2025. During the three months ended June 30, 2025, the Company entered into 36 loan modifications with an aggregate carrying value of $261.8 million, or 3.6% of total loans, net. These modified loans include a combination of changes to the contractual terms which were in the form of interest rate reductions, term extensions and other-than-insignificant payment delays.
There were 9 loans with an aggregate carrying value of $81.4 million, or 1.1% of loans, net, that were modified to include term extensions which ranged between 2 and 72 months with a weighted average of 21 months added to the original loan term. There was 1 loan with a carrying value of $33.4 million, or 0.5% of loans, net that was assumed by a new borrower with an 18 month term extension added to the original loan term. There was 1 loan with a carrying value of $31.3 million, or 0.4% of loans, net that was modified to include both a 24 months term extension added to the original loan term and an interest rate reduction from SOFR + 4.50% to SOFR + 4.00% from May 2025 to October
2027. There was 1 loan with a carrying value of $31.1 million, or 0.4% of loans, net that was modified to include both a
26 month interest payment deferral and an interest rate reduction from SOFR + 3.60% to a fixed rate of 6.0% from June
2024 to December 2025, 6.25% from January 2026 to December 2026, and 6.5% from January 2027 to September 2027.
There were 15 loans with an aggregate carrying value of $30.7 million, or 0.4% of loans, net that were modified to include interest payment deferrals which ranged between 6 and  28 months with a weighted average of 7 months and include payments for periods before the modification date. There were 8 loans with an aggregate carrying value of $28.5 million, or 0.4% of loans, net that were modified to include both term extensions and interest payment deferrals. The term extensions ranged between 3 and 60 months with a weighted average of 14 months added to the original loan term.
Interest payment deferrals ranged between 6 and 11 months with a weighted average of 9 months. Payment modifications include the reduction of interest payments to equal excess net operating income with the difference between the original rate and the interest collected due at maturity. In most cases, default interest is waived. There was 1 loan with a carrying value of $25.4 million, or 0.4% of loans, net that was modified to include a 12 month term extension added to the original loan term, a 7 month interest payment deferral, and an interest rate reduction from SOFR + 5.75%
to SOFR + 3.50% from June 2025 to March 2026.
During the three months ended June 30, 2025, $0.4 million of total capital was invested by the borrowers, substantially all in the form of payments in contribution to reserve accounts.
Six months ended June 30, 2025. During the six months ended June 30, 2025, the Company entered into 61 loan modifications with an aggregate carrying value of $429.8 million, or 6.0% of total loans, net. These modified loans include a combination of changes to the contractual terms which were in the form of interest rate reductions, term extensions and other-than-insignificant payment delays.
There were 15 loans with an aggregate carrying value of $100.4 million, or 1.4% of loans, net, that were modified to include term extensions which ranged between 2 and 72 months with a weighted average of 20 months added to the original loan term. There were 2 loans with an aggregate carrying value of $77.6 million, or 1.1% of loans, net that were assumed by new borrowers and modified to include term extensions. The term extensions ranged between 18 and 35 months with a weighted average of  28 months added to the original loan term. There were 2 loans with an aggregate carrying value of $65.3 million, or 0.9% of loans, net that were assumed by new borrowers and modified to include both term extensions and interest payment deferrals. The term extensions ranged between 19 and 32 months with a weighted average of 25 months added to the original loan term. Interest payment deferrals ranged between 12 and 24 months with a weighted average of 17 months. There were 11 loans with an aggregate carrying value of $57.5 million, or 0.8% of loans, net that were modified to include both term extensions and interest payment deferrals. The term extensions ranged between 3 and 60 months with a weighted average of 14 months added to the original loan term. Interest payment deferrals ranged between 6 and 24 months with a weighted average of 12 months. Payment modifications include the reduction of interest payments to equal excess net operating income with the difference between the original rate and the interest collected due at maturity. In most cases, default interest is waived. There were 28 loans with an aggregate carrying value of $41.2 million, or 0.6% of loans, net that were modified to include interest payment deferrals which ranged between 3 and 28 months with a weighted average of 7 months and include payments for periods before the modification date. There was 1 loan with a carrying value of $31.3 million, or 0.4% of loans, net that was modified to include both a 24 month term extension added to the original loan term and an interest rate reduction from SOFR +

4.50% to SOFR + 4.00% from May 2025 to October 2027. There was 1 loan with a carrying value of $31.1 million, or
0.4% of loans, net that was modified to include both a 26 month interest payment deferral and an interest rate reduction from SOFR + 3.60% to a fixed rate of 6.0% from June 2024 to December 2025, 6.25% from January 2026 to December
2026, and 6.5% from January 2027 to September 2027. There was 1 loan with a carrying value of $25.4 million, or 0.4%
of loans, net that was modified to include an 12 month term extension added to the original loan term, a 7 month interest payment deferral, and an interest rate reduction from SOFR + 5.75% to SOFR + 3.50% from June 2025 to March 2026.
During the six months ended June 30, 2025, $10.6 million of total capital was invested by the borrowers, substantially all in the form of payments in contribution to reserve accounts.
Three months ended June 30, 2024. During the three months ended June 30, 2024, the Company entered into 20 loan modifications with an aggregate carrying value of $519.0 million, or 5.5% of total loans, net. These modified loans include a combination of changes to the contractual terms which were in the form of term extensions, other-than-
insignificant payment delays, and interest reductions.
There were 12 loans with an aggregate carrying value of $334.7 million, or 3.6% of loans, net that were modified to include both term extensions and interest payment deferrals. The term extensions ranged between 3 and 27 months with a weighted average of 13 months added to the original loan term. Payment modifications include the reduction of interest payments to equal excess net operating income with the difference between the original rate and the interest collected due at maturity. In most cases, cash management accounts are set up for the loans and default interest is waived. There was 1 loan with a carrying value of $75.0 million, or 0.8% of loans, net, that was modified to include both a term extension and interest rate reduction. The term extension was for 18 months added to the original loan term and the interest rate decreased from SOFR + 3.25% to a fixed rate of 6.0% from June 2024 to December 2024 and 6.5% from
January 2025 to July 2025. There were 3 loans with an aggregate carrying value of $58.3 million, or 0.6% of loans, net that were modified by interest payment deferrals. The number of interest payments deferred ranged between 10 and 28 months with a weighted average of 17 months and include periods before the modification date. Payment modifications include the reduction of interest payments to equal excess net operating income with the difference between the original rate and the interest collected due at maturity. In most cases, cash management accounts are set up for the loans and default interest is waived. There were 4 loans with an aggregate carrying value of $51.0 million, or less than 0.5% of loans, net that were modified by a term extension. The term extensions ranged between 10 and 24 months with a weighted average of 18 months added to the original loan term.
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
There were 13 loans with an aggregate carrying value of $360.0 million, or 3.8% of loans, net that were modified to include both term extensions and interest payment deferrals. The term extensions ranged between 3 and 27 months with a weighted average of 12 months added to the original loan term. Payment modifications include the reduction of interest payments to equal excess net operating income with the difference between the original rate and the interest collected due at maturity. In most cases, cash management accounts are set up for the loans and default interest is waived. There was 1 loan with a carrying value of $75.0 million, or 0.8% of loans, net, that was modified to include both a term extension and interest rate reduction. The term extension was for 18 months added to the original loan term and the interest rate decreased from SOFR + 3.25% to a fixed rate of 6.0% from June 2024 to December 2024 and 6.5% from
January 2025 to July 2025. There were 7 loans with an aggregate carrying value of $62.3 million, or 0.7% of loans, net that were modified to include term extensions. The term extensions ranged between 6 and 24 months with a weighted average of 17 months added to the original loan term. There were 3 loans with an aggregate carrying value of $58.3 million, or 0.6% of loans, net that were modified by interest payment deferrals. The number of interest payments deferred ranged between 10 and 28 months with a weighted average of 17 months and include payments for periods before the modification date. Payment modifications include the reduction of interest payments to equal excess net operating income with the difference between the original rate and the interest collected due at maturity. In most cases, cash management accounts are set up for the loans and default interest is waived.
During the six months ended June 30, 2024, $7.2 million of total capital was invested by the borrowers, substantially all in the form of payment towards past due interest or contribution to various reserve accounts.
The remaining elements of the Company’s modification programs are generally considered insignificant and do not have a material impact on financial results.
Allowance for loan losses. The Company’s allowance for loan losses reflects estimates of expected life-time loan losses, which considers historical loan losses including losses from modified loans to borrowers experiencing financial difficulty. The Company continues to estimate the allowance for loan losses after modification using loan-specific inputs. Majority of the modified loans during the three and six months ended June 30, 2025 and June 30, 2024, respectively, were on accrual status and performing in accordance with the modified contractual terms.
Loans with modifications disclosed in the previous twelve months are performing in accordance with their modified terms as of June 30, 2025, except for 17 loans with a carrying value of $7.2 million which did not make payments in accordance with their modified terms during the three months ended June 30, 2025.
On loans for which the Company determines foreclosure of the collateral is probable, expected losses are measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. As of June 30, 2025 and December 31, 2024, the Company’s total carrying amount of loans in the foreclosure process was $14.6 million and $8.4 million, respectively.
Lending commitments. For the three and six months ended June 30, 2025, lending commitments to borrowers experiencing financial difficulty for which the Company has modified the loan terms were $22.3 million and
$28.8 million, respectively. For the three and six months ended June 30, 2024, lending commitments to borrowers experiencing financial difficulty for which the Company has modified the loan terms were $22.8 million and
$23.3 million, respectively.
PCD loans
On March 13, 2025, the Company acquired PCD loans in connection with the UDF IV Merger. Subsequent to the determination of the preliminary purchase price allocation, based on updated valuations obtained, the Company recorded a measurement period adjustment of $7.2 million to decrease the PCD allowance. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the UDF IV Merger. The table below presents a reconciliation of the Company’s purchase price with the par value of the purchased loans.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
UPB	$200,729	$20,879	$221,608
Allowance for credit losses	(16,626)	7,198	(9,428)
Non-credit discount	(87,141)	(30,338)	(117,479)
Purchase price of loans classified as PCD	$96,962	$(2,261)	$94,701
The Company did not acquire any PCD loans during the three months ended June 30, 2025 or June 30, 2024.
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
The preliminary purchase price allocation associated with the closing of the UDF IV Merger valued the CVRs at approximately $15.4 million or $1.21 per CVR. Subsequent to the determination of the preliminary purchase price allocation, based on updated valuations obtained, the Company recorded a measurement period adjustment of $0.2 million to decrease the CVR. As of June 30, 2025, the CVRs were valued at approximately $15.2 million or $1.19 per
CVR.
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
The final purchase price allocation associated with the closing of the Mosaic Mergers valued the contingent equity rights at approximately $25.0 million or $0.83 per contingent equity right. On March 17, 2025, the contingent equity rights expired with an aggregate consideration of zero.
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
The table below presents financial instruments carried at fair value on a recurring basis.

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2025
Assets:
Money market funds (1)	$93,900	$—	$—	$93,900
Loans, net	—	—	1,263	1,263
Loans, held for sale	—	134,541	—	134,541
PPP loans (2)	—	688	—	688
MBS	—	32,310	—	32,310
Derivative instruments	—	5,754	—	5,754
Investment in unconsolidated joint ventures	—	—	6,163	6,163
Preferred equity investment (3)	—	—	88,583	88,583
Total assets	$93,900	$173,293	$96,009	$363,202

Liabilities:
Derivative instruments	—	1,986	—	1,986
Contingent consideration	—	—	17,189	17,189
Total liabilities	$—	$1,986	$17,189	$19,175
December 31, 2024
Assets:
Money market funds (1)	$86,637	$—	$—	$86,637
Loans, net	—	—	3,533	3,533
Loans, held for sale	—	125,781	2,750	128,531
PPP loans (2)	—	1,340	—	1,340
MBS	—	31,006	—	31,006
Derivative instruments	—	7,963	—	7,963
Investment in unconsolidated joint ventures	—	—	6,577	6,577
Preferred equity investment (3)	—	—	92,810	92,810
Total assets	$86,637	$166,090	$105,670	$358,397

Liabilities:
Derivative instruments	—	352	—	352
Contingent consideration	—	—	573	573
Total liabilities	$—	$352	$573	$925
(1) Money market funds are included in cash and cash equivalents on the consolidated balance sheets
(2) PPP loans are included in other assets on the consolidated balance sheets
(3) Preferred equity investment held through consolidated joint ventures is included in assets of consolidated VIEs on the consolidated balance sheets
The table below presents the valuation techniques and significant unobservable inputs used to value Level 3 financial instruments, using third party information without adjustment.

(in thousands)	Fair Value	Predominant Valuation Technique (1)	Type	Range	Weighted Average
June 30, 2025
Assets:
Investment in unconsolidated joint ventures	$6,163	Income Approach	Discount rate	9.0%	9.0%
Preferred equity investment	88,583	Income Approach	Discount rate	12.0%	12.0%
Total assets	$94,746
Liabilities:
Contingent consideration- Madison One	$665	Monte Carlo Simulation Model	Net income volatility | Risk- adjusted discount rate	65.0% | 49.8%	65.0% | 49.8%
Contingent consideration - UDF	16,524	Distributable Cash Flow Approach	Discount factor	18.0%	18.0%
Total liabilities	$17,189
December 31, 2024
Assets:
Investment in unconsolidated joint ventures	$6,577	Income Approach	Discount rate	9.0%	9.0%
Preferred equity investment	92,810	Income Approach	Discount rate	12.0%	12.0%
Total assets	$99,387
Liabilities:
Contingent consideration- Madison One	$573	Monte Carlo Simulation Model	Net income volatility | Risk- adjusted discount rate	66.0% | 44.3%	66.0% | 44.3%
Total liabilities	$573
(1) Prices are weighted based on the UPB of the loans and securities included in the range for each class.
Included within Level 3 assets of $96.0 million as of June 30, 2025 and $105.7 million as of December 31, 2024, is $1.3 million and $6.3 million, respectively, of transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value.

The table below presents a summary of changes in fair value for Level 3 assets and liabilities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Assets:
Loans, net
Beginning balance	$2,018	$—	$3,533	$9,348
Sales / Principal payments	(155)	—	(989)	—
Unrealized gains (losses), net	(600)	—	(1,281)	680
Transfer to (from) Level 3	—	—	—	(10,028)
Ending balance	$1,263	$—	$1,263	$—
Loans, held for sale
Beginning balance	2,760	—	2,750	—
Unrealized gains (losses), net	—	—	10	—
Transfer to (from) Level 3	$(2,760)	$9,145	$(2,760)	$9,145
Ending balance	$—	$9,145	$—	$9,145
Investment in unconsolidated joint ventures
Beginning balance	6,371	7,169	6,577	7,360
Unrealized gains (losses), net	(208)	(195)	(414)	(386)
Ending balance	$6,163	$6,974	$6,163	$6,974
Preferred equity investment (1)
Beginning balance	92,810	106,548	92,810	108,423
Unrealized gains (losses), net	(4,227)	1,875	(4,227)	—
Ending balance	$88,583	$108,423	$88,583	$108,423
Total assets
Beginning balance	103,959	113,717	105,670	125,131
Sales / Principal payments	(155)	—	(989)	—
Unrealized gains (losses), net	(5,035)	1,680	(5,912)	294
Transfer to (from) Level 3	(2,760)	9,145	(2,760)	(883)
Ending balance	$96,009	$124,542	$96,009	$124,542
Liabilities:
Contingent consideration
Beginning balance	15,982	—	573	7,628
Realized (gains) losses, net	—	—	—	(7,628)
Unrealized (gains) losses, net	1,207	—	1,207	—
Mergers and acquisitions (2)	—	$3,926	$15,409	$3,926
Ending balance	$17,189	$3,926	$17,189	$3,926
(1)Preferred equity investment held through consolidated joint ventures is included in assets of consolidated VIE's on the consolidated balance sheets.
(2)Includes assets acquired and liabilities assumed as a result of the UDF IV Merger in 2025 and the Madison One Acquisition in 2024. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the UDF IV Merger and Madison One Acquisition.
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
Financial instruments not carried at fair value
The table below presents the carrying value and estimated fair value of financial instruments that are not carried at fair value and are classified as Level 3.

	June 30, 2025		December 31, 2024
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Loans, net	$7,183,649	$7,220,563	$8,304,677	$8,426,700
Loans, held for sale	576,191	576,191	113,095	113,095
Servicing rights	124,283	138,762	128,440	141,513
Total assets	$7,884,123	$7,935,516	$8,546,212	$8,681,308
Liabilities:
Secured borrowings	3,506,670	3,506,670	2,035,176	2,035,176
Securitized debt obligations of consolidated VIEs, net	1,513,297	1,478,175	3,580,513	3,532,765
Senior secured notes, net	720,893	700,023	437,847	421,427
Guaranteed loan financing	629,380	660,355	691,118	724,747
Corporate debt, net	666,136	628,405	895,265	865,380
Total liabilities	$7,036,376	$6,973,628	$7,639,919	$7,579,495
As of both June 30, 2025 and December 31, 2024, other assets and accounts payable and accrued liabilities are not carried at fair value but generally approximate fair value. Further details are presented in Note 18 – Other Assets and
Other Liabilities.
Note 8. Servicing Rights
The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The
Company’s servicing fees are specified by pooling and servicing agreements.
The table below presents information about servicing rights at amortized cost.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
SBA
Beginning net carrying amount	$43,289	$31,343	$39,227	$29,536
Additions	2,229	5,596	7,092	8,273
Amortization	(1,946)	(1,105)	(3,580)	(1,960)
Impairment	(4,379)	(507)	(3,546)	(522)
Ending net carrying amount	$39,193	$35,327	$39,193	$35,327
Multi-family
Beginning net carrying amount	65,559	72,212	67,996	73,301
Additions	2,114	882	2,686	2,620
Amortization	(3,046)	(2,872)	(6,055)	(5,699)
Ending net carrying amount	$64,627	$70,222	$64,627	$70,222
USDA
Beginning net carrying amount	16,486	—	16,465	—
Additions	2,420	14,413	3,109	14,413
Amortization	(645)	(194)	(1,332)	(194)
Impairment	(1,857)	—	(1,838)	—
Ending net carrying amount	$16,404	$14,219	$16,404	$14,219
Small business loans
Beginning net carrying amount	4,480	—	4,752	—
Additions	580	—	1,124	—
Amortization	(762)	—	(1,551)	—
Impairment	(239)	—	(266)	—
Ending net carrying amount	$4,059	$—	$4,059	$—
Total servicing rights	$124,283	$119,768	$124,283	$119,768
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
The table below presents additional information about servicing rights at amortized cost.

	As of June 30, 2025		As of December 31, 2024
(in thousands)	UPB	Carrying Value	UPB	Carrying Value
SBA	$1,923,901	$39,193	$1,779,233	$39,227
Multi-family	6,313,901	64,627	6,160,486	67,996
USDA	604,505	16,404	599,362	16,465
Small business loans	454,892	4,059	494,609	4,752
Total	$9,297,199	$124,283	$9,033,690	$128,440
The table below presents significant assumptions used in the estimated valuation of servicing rights at amortized cost.

	June 30, 2025				December 31, 2024
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA
Forward prepayment rate	4.1%	-	21.7%	9.7%	9.9%	-	21.6%	10.6%
Forward default rate	0.0%	-	4.0%	1.4%	0.0%	-	6.8%	6.6%
Discount rate	13.8%	-	20.9%	14.6%	11.9%	-	21.8%	12.2%
Servicing expense	0.4%	-	0.4%	0.4%	0.4%	-	0.4%	0.4%

Multi-family
Forward prepayment rate	0.0%	-	7.3%	6.9%	0.0%	-	7.3%	6.7%
Forward default rate	0.0%	-	1.0%	0.1%	0.0%	-	1.0%	0.6%
Discount rate	5.5%	-	5.5%	5.5%	5.5%	-	6.0%	5.8%
Servicing expense	0.0%	-	0.8%	0.1%	0.0%	-	0.8%	0.1%

USDA
Forward prepayment rate	6.6%	-	13.1%	12.4%	12.2%	-	12.2%	12.2%
Discount rate	7.8%	-	8.3%	8.2%	4.9%	-	5.2%	5.1%
Servicing expense	0.1%	-	0.8%	0.3%	0.1%	-	0.3%	0.2%

Small business loans
Discount rate	6.0%	-	6.0%	6.0%	6.0%	-	6.0%	6.0%
Servicing expense	0.5%	-	0.5%	0.5%	0.5%	-	0.5%	0.5%
Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The table below presents the possible impact of 10% and 20% adverse changes to key assumptions on servicing rights.

(in thousands)	June 30, 2025	December 31, 2024
SBA
Forward prepayment rate
Impact of 10% adverse change	$(1,115)	$(1,273)
Impact of 20% adverse change	$(2,172)	$(2,473)
Forward default rate
Impact of 10% adverse change	$(194)	$(192)
Impact of 20% adverse change	$(387)	$(382)
Discount rate
Impact of 10% adverse change	$(1,473)	$(1,349)
Impact of 20% adverse change	$(2,832)	$(2,605)
Servicing expense
Impact of 10% adverse change	$(2,558)	$(2,545)
Impact of 20% adverse change	$(5,116)	$(5,091)
Multi-family
Forward prepayment rate
Impact of 10% adverse change	$(496)	$(530)
Impact of 20% adverse change	$(975)	$(1,041)
Forward default rate
Impact of 10% adverse change	$(13)	$(14)
Impact of 20% adverse change	$(26)	$(28)
Discount rate
Impact of 10% adverse change	$(1,989)	$(2,132)
Impact of 20% adverse change	$(3,889)	$(4,161)
Servicing expense
Impact of 10% adverse change	$(2,494)	$(2,519)
Impact of 20% adverse change	$(4,988)	$(5,037)
USDA
Forward prepayment rate
Impact of 10% adverse change	$(706)	$(958)
Impact of 20% adverse change	$(1,350)	$(1,829)
Discount rate
Impact of 10% adverse change	$(433)	$(399)
Impact of 20% adverse change	$(839)	$(782)
Servicing expense
Impact of 10% adverse change	$(547)	$(681)
Impact of 20% adverse change	$(1,094)	$(1,362)
Small business loans
Discount rate
Impact of 10% adverse change	$(22)	$(28)
Impact of 20% adverse change	$(44)	$(58)
Servicing expense
Impact of 10% adverse change	$(296)	$(300)
Impact of 20% adverse change	$(592)	$(600)
The table below presents estimated future amortization expense for servicing rights.

(in thousands)	June 30, 2025
2025	$11,697
2026	20,551
2027	17,322
2028	14,710
2029	12,774
Thereafter	47,229
Total	$124,283
Note 9. Discontinued Operations and Assets and Liabilities Held for Sale
In the fourth quarter of 2023, the Board approved a plan to strategically shift the Company’s core focus to LMM commercial real estate lending and small business loans, which contemplates the disposition of assets and liabilities of the Company’s Residential Mortgage Banking segment. Accordingly, the then Residential Mortgage Banking segment met the criteria to be classified as held for sale on the consolidated balance sheets, presented as discontinued operations on the consolidated statements of operations, and excluded from continuing operations for all periods presented. In the second and fourth quarters of 2024, the Company sold $4.7 billion and $2.9 billion of residential mortgage servicing rights for net proceeds of $61.8 million and $47.4 million, respectively, as part of the Company’s disposition of its
Residential Mortgage Banking segment. In the first quarter of 2025, the Company sold $4.2 billion of residential mortgage servicing rights for net proceeds of $9.8 million. The Company completed the disposition of its Residential
Mortgage Banking segment effective on June 30, 2025 through the sale of all of the issued and outstanding equity of
GMFS, LLC. The aggregate consideration consists of approximately $3.5 million paid at closing, as adjusted for closing and other costs related to the disposition and subject to customary post-closing adjustments, plus certain deferred payments related to the sale of MSRs and an earnout opportunity not to exceed $5.5 million in the approximately 30 months after closing based on the performance of the sold business.
The table below presents the assets and liabilities of the Residential Mortgage Banking segment classified as held for sale.

(in thousands)	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$—	$24,328
Restricted cash	—	5,464
Loans, net	—	222
Loans, held for sale	—	158,152
Loans eligible for repurchase from Ginnie Mae	—	14,107
Servicing rights(1)	—	55,582
Other assets	—	29,740
Total Assets	$—	$287,595
Liabilities
Secured borrowings	$—	$190,333
Liabilities for loans eligible for repurchase from Ginnie Mae	—	14,107
Derivative instruments	—	1,443
Accounts payable and other accrued liabilities	—	22,852
Total Liabilities	$—	$228,735
(1)Servicing rights are Level 3 assets that had been measured at fair value using the income approach valuation technique. Refer to Note 7- Fair value measurements for further details.
The table below presents the operating results of the Residential Mortgage Banking segment presented as discontinued
operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Interest income	$2,575	$2,121	$4,693	$3,962
Interest expense	(2,491)	(2,755)	(4,515)	(5,285)
Net interest income (expense)	$84	$(634)	$178	$(1,323)
Non-interest income
Residential mortgage banking activities	10,540	11,353	20,955	20,595
Net realized gain (loss) on financial instruments	—	2,938	9,832	2,938
Net unrealized gain (loss) on financial instruments	—	(7,219)	(8,952)	(7,219)
Servicing income, net of amortization and impairment	343	8,472	1,776	17,888
Other income	4	4	8	8
Total non-interest income	$10,887	$15,548	$23,619	$34,210
Non-interest expense
Employee compensation and benefits	(2,792)	(5,818)	(6,353)	(11,502)
Variable expenses on residential mortgage banking activities	(7,180)	(8,122)	(13,599)	(14,208)
Professional fees	(276)	(259)	(824)	(412)
Loan servicing expense	(2,274)	(2,412)	(3,702)	(4,741)
Other operating expenses	(2,006)	(2,002)	(3,470)	(3,836)
Total non-interest expense	$(14,528)	$(18,613)	$(27,948)	$(34,699)
Loss from discontinued operations before income tax benefit	(3,557)	(3,699)	(4,151)	(1,812)
Loss from disposal of discontinued operations before income tax benefit	(3,010)	—	(3,010)	—
Net loss from discontinued operations before income tax benefit	$(6,567)	$(3,699)	$(7,161)	$(1,812)
Income tax benefit	1,641	925	1,790	453
Net loss from discontinued operations	$(4,926)	$(2,774)	$(5,371)	$(1,359)

Note 10. Secured Borrowings
The table below presents certain characteristics of secured borrowings.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	June 30, 2025	December 31, 2024
3	SBA loans	November 2025 - June 2027	SOFR + 2.84% Prime - 0.82%	$335,000	$387,953	$327,387	$250,601
1	LMM loans - USD	February 2026	SOFR + 1.35%	80,000	13,496	13,334	35,931
1	LMM loans - Non-USD (4)	January 2027	EURIBOR + 3.00%	58,598	37,221	30,018	30,513
1	USDA loans	June 2027	SOFR + 2.80%	15,000	—	—	—
Total borrowings under credit facilities and other financing agreements				$488,598	$438,670	$370,739	$317,045
8	LMM loans	September 2025 - February 2027	SOFR + 2.87%	4,735,000	4,208,430	2,923,907	1,482,085
5	MBS	July 2025 - January 2026	7.24%	212,024	422,755	212,024	236,046
Total borrowings under repurchase agreements				$4,947,024	$4,631,185	$3,135,931	$1,718,131
Total secured borrowings				$5,435,622	$5,069,855	$3,506,670	$2,035,176
(1)Represents the total number of facility lenders.
(2)Current maturity does not reflect extension options available beyond original commitment terms.
(3)Asset class pricing is determined using an index rate plus a weighted average spread.
(4)Non-USD denominated credit facilities and repurchase agreements have been converted into USD for purposes of this disclosure.
In the table above, the agreements governing secured borrowings require maintenance of certain financial and debt covenants. As of both June 30, 2025 and December 31, 2024, certain financing counterparties covenants calculations were amended to exclude the PPPLF from certain covenant calculations. As of both June 30, 2025 and December 31,
2024 the Company was in compliance with all debt and financial covenants.
The table below presents the carrying value of collateral pledged with respect to secured borrowings outstanding.

	Pledged Assets Carrying Value
(in thousands)	June 30, 2025	December 31, 2024
Collateral pledged - borrowings under credit facilities and other financing agreements
Loans, held for sale	$13,496	$36,249
Loans, net	425,174	351,443
Total	$438,670	$387,692
Collateral pledged - borrowings under repurchase agreements
Loans, net	3,602,461	2,036,311
MBS	22,575	21,729
Retained interest in assets of consolidated VIEs	400,180	436,617
Loans, held for sale	463,616	81,708
Real estate acquired in settlement of loans	142,353	127,828
Total	$4,631,185	$2,704,193
Total collateral pledged on secured borrowings	$5,069,855	$3,091,885
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
On April 16, 2025, ReadyCap Holdings issued an additional $50.0 million in aggregate principal amount of its 2028
Senior Secured Notes for net proceeds of $49.3 million before expenses. The additional notes are fungible with and treated as a single series of debt securities as the Company’s 2028 Senior Secured Notes issued on February 21, 2025.
The Company used the net proceeds from the issuance of the additional notes to repay its indebtedness and for general corporate purposes.
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
As of June 30, 2025, the Company was in compliance with all covenants with respect to the Senior Secured Notes and the Term Loan.
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
As of June 30, 2025, the Company was in compliance with all covenants with respect to its Corporate debt.
The Debt ATM Agreement
On May 20, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B.
Riley Securities, Inc. (the “Agent”), pursuant to which it may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in
Rule 415 under the Securities Act (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and the Company. No such sales through the Debt ATM
Program were made during the three and six months ended June 30, 2025 or June 30, 2024, respectively.

The table below presents information about senior secured notes and corporate debt issued through public and private transactions.

(in thousands)	Coupon Rate	Maturity Date	June 30, 2025
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Senior secured notes principal amount(2)	9.375%	3/1/2028	270,000
Term loan principal amount(3)	SOFR + 5.50%	4/12/2029	115,250
Unamortized discount			(2,173)
Unamortized deferred financing costs			(12,184)
Total senior secured notes, net			$720,893
Corporate debt principal amount(4)	5.50%	12/30/2028	110,000
Corporate debt principal amount(5)	6.20%	7/30/2026	67,437
Corporate debt principal amount(5)	5.75%	2/15/2026	131,852
Corporate debt principal amount(6)	7.375%	7/31/2027	100,000
Corporate debt principal amount(7)	5.00%	11/15/2026	100,000
Corporate debt principal amount(8)	9.00%	12/15/2029	130,000
Unamortized discount - corporate debt			(6,597)
Unamortized deferred financing costs - corporate debt			(2,806)
Junior subordinated notes principal amount(9)	SOFR + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(10)	SOFR + 3.10%	4/30/2035	21,250
Total corporate debt, net			$666,136
Total carrying amount of debt			$1,387,029
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
(7)Interest on the corporate debt is payable semiannually on May 15 and November 15 of each year; assumed as part of the Broadmark Merger (as defined above).
(8)Interest on the corporate debt is payable quarterly on March 15, June 15, September 15, and December 15 of each year.
(9) Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(10) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.
The table below presents the contractual maturities for senior secured notes and corporate debt.

(in thousands)	June 30, 2025
2025	$—
2026	649,289
2027	100,000
2028	380,000
2029	245,250
Thereafter	36,250
Total contractual amounts	$1,410,789
Unamortized deferred financing costs, discounts, and premiums, net	(23,760)
Total carrying amount of debt	$1,387,029
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
interest expense in the accompanying consolidated statements of operations. Guaranteed loan financings are secured by loans of $629.7 million and $691.0 million as of June 30, 2025 and December 31, 2024, respectively.
The table below presents guaranteed loan financing and the related interest rates and maturity dates.

(in thousands)	Weighted Average Interest Rate	Range of Interest Rates	Range of Maturities (Years)	Ending Balance
June 30, 2025	8.21%	1.45-9.50%	2025-2048	$629,380
December 31, 2024	8.69%	1.45-10.00%	2025-2048	$691,118

The table below presents the contractual maturities of guaranteed loan financing.

(in thousands)	June 30, 2025
2025	$54
2026	658
2027	3,939
2028	6,167
2029	8,988
Thereafter	609,574
Total	$629,380
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
operations as Net income attributable to noncontrolling interests, respectively. As of June 30, 2025 and December 31,
2024, income and expenses on joint venture investments identified as consolidated VIEs were not material.
The table below presents assets and liabilities of consolidated VIEs.

(in thousands)	June 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$—	$—
Restricted cash	2,777	8,411
Loans, net	2,118,218	4,930,061
Loans, held for sale (1)	77,948	—
Preferred equity investment (2)	88,583	92,810
Receivable from third parties (2)	1,551	—
Accrued interest (2)	89,997	140,607
Other assets	16,324	3,406
Total assets	$2,395,398	$5,175,295
Liabilities:
Securitized debt obligations of consolidated VIEs, net	1,513,297	3,580,513
Due to third parties (3)	2,526	4,116
Accounts payable and other accrued liabilities	15,111	93
Total liabilities	$1,530,934	$3,584,722
(1)As of June 30, 2025, Loans, held for sale included a valuation allowance of $19.5 million. There was no such valuation allowance as of December 31, 2024.
(2)Preferred equity investment and Accrued interest held through consolidated VIEs are included in Assets of consolidated VIEs on the consolidated balance sheets.
(3)Due to third parties held through consolidated VIEs are included in Accounts payable and other accrued liabilities on the consolidated balance sheets.
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
The table below presents additional information on the Company’s securitized debt obligations.

	June 30, 2025			December 31, 2024
(in thousands)	Current Principal Balance	Carrying Value	Weighted Average Interest Rate	Current Principal Balance	Carrying Value	Weighted Average Interest Rate
ReadyCap Lending Small Business Trust 2019-2	$11,042	$11,042	7.0%	$18,189	$18,189	7.9%
ReadyCap Lending Small Business Trust 2023-3	84,773	83,481	7.6	101,004	99,390	8.4
Sutherland Commercial Mortgage Trust 2019-SBC8	81,494	80,362	2.9	89,496	88,231	2.9
Sutherland Commercial Mortgage Trust 2021-SBC10	54,170	53,416	1.6	60,816	59,907	1.6
ReadyCap Commercial Mortgage Trust 2016-3	3,484	3,449	5.4	6,401	6,289	5.3
ReadyCap Commercial Mortgage Trust 2018-4	46,004	44,967	4.7	46,980	45,707	4.6
ReadyCap Commercial Mortgage Trust 2019-5	60,192	56,813	5.1	68,125	64,209	5.0
ReadyCap Commercial Mortgage Trust 2019-6	138,233	135,607	3.6	168,946	165,943	3.5
ReadyCap Commercial Mortgage Trust 2022-7	175,144	170,380	4.1	190,426	184,852	4.1
Ready Capital Mortgage Financing 2021-FL5	—	—	—	75,970	75,970	7.3
Ready Capital Mortgage Financing 2021-FL6	—	—	—	206,377	206,377	6.7
Ready Capital Mortgage Financing 2021-FL7	341,172	341,172	6.3	423,529	423,529	7.0
Ready Capital Mortgage Financing 2022-FL8	—	—	—	587,693	587,625	7.5
Ready Capital Mortgage Financing 2022-FL9	—	—	—	328,522	328,090	8.5
Ready Capital Mortgage Financing 2022-FL10	—	—	—	576,655	573,924	8.2
Ready Capital Mortgage Financing 2023-FL11	271,367	271,365	7.5	322,630	321,742	8.2
Ready Capital Mortgage Financing 2023-FL12	261,470	261,243	7.9	331,692	330,437	8.2
Total	$1,528,545	$1,513,297	5.9%	$3,603,451	$3,580,411	7.1%
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
The table below reflects variable interests in identified VIEs for which the Company is not the primary beneficiary.

	Carrying Amount		Maximum Exposure to Loss (1)
(in thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
MBS (2)	$29,449	$28,233	$29,449	$28,233
Investment in unconsolidated joint ventures	169,369	161,561	169,369	161,561
Total assets in unconsolidated VIEs	$198,818	$189,794	$198,818	$189,794
(1)Maximum exposure to loss is limited to the greater of the fair value or carrying value of the assets as of the consolidated balance sheet date.
(2)Retained interest in other third party sponsored securitizations.
Note 14. Interest Income and Interest Expense
Interest income and expense are recorded in the consolidated statements of operations and classified based on the nature of the underlying asset or liability.
The table below presents the components of interest income and expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Interest income
Loans, net
Bridge	$83,125	$146,418	$179,322	$294,691
Fixed rate	9,969	11,693	20,184	23,959
Construction	15,461	25,963	23,004	56,131
SBA - 7(a)	27,677	31,945	54,676	63,235
PPP (1)	342	127	788	428
Other	6,081	8,218	12,372	16,003
Total loans, net (2)	$142,655	$224,364	$290,346	$454,447
Loans, held for sale
Bridge	3,530	124	3,530	124
Fixed rate	—	264	26	264
Construction	—	4,400	327	4,400
SBA - 7(a)	1,922	—	4,303	—
Other	282	538	490	756
Total loans, held for sale (2)	$5,734	$5,326	$8,676	$5,544
Loans, held at fair value
Other	38	—	76	—
Total loans, held at fair value	$38	$—	$76	$—
Investments held to maturity (1)	—	14	—	27
Preferred equity investment (2)	3,289	3,439	6,591	4,523
MBS	1,019	976	2,013	1,932
Total interest income	$152,735	$234,119	$307,702	$466,473
Interest expense
Secured borrowings	(54,288)	(51,500)	(95,411)	(99,138)
PPPLF borrowings (3)	(11)	(24)	(25)	(52)
Securitized debt obligations of consolidated VIEs	(42,154)	(94,476)	(102,834)	(194,728)
Guaranteed loan financing	(12,489)	(17,782)	(25,419)	(36,290)
Senior secured notes	(13,569)	(6,368)	(23,679)	(10,749)
Corporate debt	(13,326)	(13,017)	(28,935)	(26,015)
Total interest expense	$(135,837)	$(183,167)	$(276,303)	$(366,972)
Net interest income before provision for loan losses	$16,898	$50,952	$31,399	$99,501
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

		June 30, 2025			December 31, 2024
(in thousands)	Primary Underlying Risk	Notional Amount	Derivative Asset	Derivative Liability	Notional Amount	Derivative Asset	Derivative Liability
Interest Rate Swaps - not designated as hedges	Interest rate risk	$26,300	$2,797		$26,300	$3,506	$—
Interest Rate Swaps - designated as hedges	Interest rate risk	396,943	20,870	(354)	396,943	29,030	—
FX forwards	Foreign exchange rate risk	34,133	339	(1,632)	34,133	851	(352)
Total		$457,376	$24,006	$(1,986)	$457,376	$33,387	$(352)
The table below presents gains and losses on derivatives.

(in thousands)	Net Realized Gain (Loss)	Net Unrealized Gain (Loss)
Three Months Ended June 30, 2025
Interest rate swaps	$2,019	$(397)
Total	$2,019	$(397)
Three Months Ended June 30, 2024
Interest rate swaps	$3,566	$(1,803)
FX forwards	912	—
Total	$4,478	$(1,803)
Six Months Ended June 30, 2025
Interest rate swaps	$3,965	$(912)
Total	$3,965	$(912)
Six Months Ended June 30, 2024
Interest rate swaps	$7,958	$5,083
FX forwards	912	—
Total	$8,870	$5,083
In the table above:
•Gains (losses) on interest rate swaps and FX forwards are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of operations.
•For qualifying hedges of interest rate risk on interest rate swaps, the effective portion relating to the unrealized gain (loss) on derivatives are recorded in AOCI.

The table below summarizes the gains and losses on derivatives which have qualified for hedge accounting.

(in thousands)	Derivatives - effective portion reclassified from AOCI to income	Derivatives - effective portion recorded in OCI	Total change in OCI for period
Interest rate swaps
Three Months Ended June 30, 2025	$(244)	$(3,585)	$(3,341)
Three Months Ended June 30, 2024	$(278)	$(1,718)	$(1,440)
Six Months Ended June 30, 2025	$(496)	$(7,781)	$(7,285)
Six Months Ended June 30, 2024	$(561)	$4,244	$4,805
In the table above:
•Forecasted transactions on interest rates consists of benchmark interest rate hedges of SOFR indexed floating-
rate liabilities.
•Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.
•Amounts recorded in OCI for the period represents after tax amounts.
Note 16. Real Estate Owned, Held for Sale
The table below presents details on the real estate owned, held for sale portfolio.

(in thousands)	June 30, 2025	December 31, 2024
Acquired Portfolio:
Mixed use	$11,644	$13,159
Multi-family	30,442	18,000
Lodging	12,808	16,461
Residential	—	250
Office	3,750	3,750
Land	83,510	91,111
Total Acquired REO	$142,154	$142,731
Other REO Held for Sale:
Office	7,125	4,365
Mixed use	12,210	15,210
Multi-family	36,720	30,000
Other	1,581	1,131
Total Other REO	$57,636	$50,706
Total real estate owned, held for sale	$199,790	$193,437
In the table above, Other REO excludes $16.3 million and $1.6 million as of June 30, 2025 and December 31, 2024, respectively, of real estate owned, held for sale within consolidated VIEs.
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
in the Management Agreement) up to $500 million and 1.00% per annum of stockholders’ equity in excess of
$500 million.

The table below presents the management fee payable to the Manager.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Management fee - total	$5.1million	$6.2million	$10.6million	$12.8million
Management fee - amount unpaid	$10.7million	$12.8million	$10.7million	$12.8million
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
discussions between the Manager and the Company’s independent directors and after approval by a majority of the independent directors.
The table below presents the Incentive fee payable to the Manager.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Incentive fee distribution - total	$—	$—	$—	$—
Incentive fee distribution - amount unpaid	$—	$—	$—	$—
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
The table below presents reimbursable expenses payable to the Manager.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reimbursable expenses payable to Manager - total	$4.0million	$3.3million	$8.9million	$6.1million
Reimbursable expenses payable to Manager - amount unpaid	$5.2million	$3.0million	$5.2million	$3.0million
Co-Investment with Manager
On July 15, 2022, the Company closed on a $125.0 million commitment to invest into a parallel vehicle, Waterfall Atlas
Anchor Feeder, LLC (the “Fund”), a fund managed by the Manager, in exchange for interests in the Fund. In exchange for the Company’s commitment, the Company is entitled to 15% of any carried interest distributions received by the general partner of the Fund such that over the life of the Fund, the Company receives an internal rate of return of 1.5%
over the internal rate of return of the Fund. The Fund focuses on commercial real estate equity through the acquisition of distressed and value-add real estate across property types with local operating partners. As of June 30, 2025, the
Company has contributed $92.0 million of cash into the Fund for a remaining commitment of $33.0 million.
Note 18. Other Assets and Other Liabilities
The table below presents the composition of other assets and other liabilities.

(in thousands)	June 30, 2025	December 31, 2024
Other assets:
Goodwill	$49,501	$49,501
Deferred loan exit fees	23,707	27,811
Accrued interest	108,172	45,416
Due from servicers	—	7,039
Intangible assets	37,559	37,006
Receivable from third party	41,086	34,540
Deferred financing costs	10,168	8,053
Deferred tax asset	111,325	111,325
Tax receivable	50,021	1,654
Right-of-use lease asset	3,704	7,362
PPP receivables	12,587	18,363
Investments held to maturity	4,645	3,000
Other	10,236	11,416
Other assets	$462,711	$362,486
Accounts payable and other accrued liabilities:
Accrued salaries, wages and commissions	31,204	39,565
Accrued interest payable	42,966	39,723
Servicing principal and interest payable	23,397	13,609
Repair and denial reserve	8,517	7,359
Payable to related parties	10,693	5,566
PPP liabilities	12,758	20,892
Accrued professional fees	7,910	5,538
Lease payable	8,778	17,806
Liabilities of consolidated VIEs	17,637	4,209
Other	20,792	33,784
Total accounts payable and other accrued liabilities	$184,652	$188,051
In the table above, investments held to maturity was $4.6 million and $3.0 million as of June 30, 2025 and December 31,
2024, respectively and consisted of multi-family preferred equities with maturities of less than one year and a weighted average interest rate of 10.0%. The provision for credit losses on held to maturity securities was not material for the three and six months ended June 30, 2025 or June 30, 2024.
Goodwill
The table below presents the carrying value of goodwill by reportable segment.

(in thousands)	June 30, 2025	December 31, 2024
LMM Commercial Real Estate	$27,324	$27,324
Small Business Lending	22,177	22,177
Total	$49,501	$49,501
Intangible assets
The table below presents information on intangible assets.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2025
Amortized intangible assets:
Internally developed software	$24,046	$9,227	$14,819
Customer relationships	10,299	1,838	8,461
Broker network	10,200	2,200	8,000
Other	3,534	1,017	2,517
Unamortized intangible assets:
Trade name	2,500	—	2,500
Trademark	262	—	262
SBA license	1,000	—	1,000
Total intangible assets	$51,841	$14,282	$37,559
December 31, 2024
Amortized intangible assets:
Internally developed software	$20,518	$7,051	$13,467
Customer relationships	10,332	1,474	8,858
Broker network	10,200	1,700	8,500
Other	3,499	818	2,681
Unamortized intangible assets:
Trade name	2,500	—	2,500
SBA license	1,000	—	1,000
Total intangible assets	$48,049	$11,043	$37,006
The amortization expense related to intangible assets was $1.7 million and $3.3 million for the three and six months ended June 30, 2025 and $0.9 million and $1.7 million for the three and six months ended June 30, 2024, respectively.
Such amounts are recorded as other operating expenses in the consolidated statements of operations.
The table below presents amortization expense related to finite-lived intangible assets for the subsequent five years.

(in thousands)	June 30, 2025
2025	$3,273
2026	6,002
2027	5,857
2028	4,831
2029	3,459
Thereafter	10,375
Total	$33,797
Note 19. Other Income and Operating Expenses

The table below presents the composition of other income and operating expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Other income:
Origination income	$9,530	$2,473	$16,542	$5,130
Change in repair and denial reserve	(511)	(959)	(1,334)	(2,166)
ERC consulting income	—	95	149	2,586
Other	2,285	4,988	7,537	16,873
Total other income	$11,304	$6,597	$22,894	$22,423
Other operating expenses:
Origination costs	5,571	1,415	12,027	3,229
Technology expense	2,907	2,232	5,792	4,825
Rent and property tax expense	2,337	1,372	3,691	3,690
Recruiting, training and travel expense	665	525	1,445	1,232
Marketing expense	340	350	703	749
Bad debt expense - ERC	—	1,808	109	3,621
Other	4,313	4,970	8,489	8,541
Total other operating expenses	$16,133	$12,672	$32,256	$25,887
Note 20. Redeemable Preferred Stock and Stockholders’ Equity
Common stock dividends
The table below presents dividends declared by the Board on common stock during the last twelve months.

Declaration Date	Record Date	Payment Date	Dividend per Share
June 14, 2024	June 28, 2024	July 31, 2024	$0.300
September 13, 2024	September 30, 2024	October 31, 2024	$0.250
December 13, 2024	December 31, 2024	January 31, 2025	$0.250
March 3, 2025	March 31, 2025	April 30, 2025	$0.125
June 13, 2025	June 30, 2025	July 31, 2025	$0.125
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
In 2025, 2024, and 2023, the Company granted 1,184,196, 774,097, and 413,852, respectively, of time-based RSAs under the 2013 Equity Incentive Plan and the 2023 Equity Incentive Plan to certain key employees. These awards generally vest ratably in equal annual installments over a three-year period based solely on continued employment or service. The Company further granted in these years 89,285, 126,930, and 75,639, respectively, of time-based RSAs and
RSUs to non-employee directors of the Company, which vest ratably in equal installments quarterly over a one-year period. Directors may elect to receive time-based RSAs or time-based RSUs that have a deferred settlement date of their choosing. Dividends are currently paid on all time-based RSAs and dividend equivalents are paid on deferred RSU awards during their deferral period.
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

	Restricted Stock Units/Awards
(in thousands, except share data)	Number of shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, December 31, 2024	996,549	$10,248	$10.28
Granted	1,545,723	10,313	6.67
Vested	(682,080)	(6,238)	9.15
Forfeited	(27,223)	(215)	7.90
Outstanding, March 31, 2025	1,832,969	$14,108	$7.70
Granted	22,506	113	5.02
Vested	(55,010)	(454)	8.25
Forfeited	(63,955)	(479)	7.49
Outstanding, June 30, 2025	1,736,510	$13,288	$7.65
The Company recognized $1.6 million and $3.4 million for the three and six months ended June 30, 2025, respectively and $1.9 million and $3.8 million for the three and six months ended June 30, 2024, respectively, of non-cash compensation expense related to its stock-based incentive plan in the consolidated statements of operations. As of
June 30, 2025 and December 31, 2024, approximately $13.3 million and $10.2 million, respectively, of non-cash compensation expense related to unvested awards had not yet been charged to net income. These costs are expected to be amortized into compensation expense ratably over the course of the remaining vesting periods.
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
The Company classifies Series C Cumulative Convertible Preferred Stock, or Series C Preferred Stock, on the balance sheets using the guidance in ASC 480‑10‑S99. The Series C Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur, such as a change in control. As of June 30, 2025, the conversion rate was 1.7577 shares of common stock per $25 principal amount of the
Series C Preferred Stock, which is equivalent to a conversion price of approximately $14.22 per share of common stock.
As redemption under these circumstances is not solely within the Company’s control, the Series C Preferred Stock has been classified as temporary equity. The Company has analyzed whether the conversion features should be bifurcated under the guidance in ASC 815 and has determined that bifurcation is not necessary.
The table below presents details on preferred equity by series.

			Preferential Cash Dividends			Carrying Value (in thousands)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference	Rate per Annum	Annual Dividend (per share)	June 30, 2025
C	335	0.0001	$25.00	6.25%	$1.56	$8,361
E	4,600	0.0001	$25.00	6.50%	$1.63	$111,378
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
•The Company declared dividends of $0.1 million and $1.9 million on its Series C Preferred Stock and Series E
Preferred Stock, respectively, during the three months ended June 30, 2025. The dividends were paid on
July 15, 2025 for Series C Preferred Stock and on July 31, 2025 for Series E Preferred Stock to the holders of record as of the close of business on June 30, 2025.
•The Company may, at its option, redeem the Series E Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. Series E Preferred Stock is not redeemable prior to June 10, 2026, except under certain conditions.
Public and Private Warrants
As part of the Broadmark Merger, the Company assumed public and private placement warrants that represented the right to purchase shares of Broadmark Common Stock. As of June 30, 2025, there were 5.2 million private placement warrants outstanding, each representing the right to purchase 0.47233 shares of common stock. The Company has outstanding warrants to purchase approximately 2.5 million shares of common stock at a price of $24.34 per whole share. Settlement of outstanding warrants will be in shares of common stock, unless the Company elects (solely in the
Company’s discretion) to settle warrants the Company has called for redemption in cash, and subject to customary adjustment in the event of business combinations and certain tender offers. On November 19, 2024, 41.7 million public warrants, each representing the right to purchase 0.1180825 shares of common stock, expired.
The liability for the private placement warrants was less than $0.1 million as of June 30, 2025 and is included in accounts payable and other accrued liabilities in the consolidated balance sheets.
Equity ATM Program
On July 9, 2021, the Company, the operating partnership and the Manager entered into an Equity Distribution
Agreement, as amended on March 8, 2022 (the “Equity Distribution Agreement”), with JMP Securities LLC (the “Sales
Agent”), pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value
$0.0001 per share, having an aggregate offering price of up to $150 million, through the Sales Agent either as agent or principal (the “Equity ATM Program”). The Company made no such sales through the Equity ATM Program during the three and six months ended June 30, 2025 or June 30, 2024. As of June 30, 2025, shares representing approximately
$78.4 million remain available for sale under the Equity ATM Program.
Note 21. Earnings per Share of Common Stock
The table below provides information on the basic and diluted EPS computations, including the number of shares of common stock used for purposes of these computations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share and per share amounts)	2025	2024	2025	2024
Basic Earnings
Net income (loss) from continuing operations	$(48,751)	$(31,427)	$33,659	$(107,009)
Less: Income attributable to non-controlling interest	1,814	1,820	4,274	1,937
Less: Income attributable to participating shares	2,214	2,301	4,442	4,636
Basic earnings - continuing operations	$(52,779)	$(35,548)	$24,943	$(113,582)
Basic earnings - discontinued operations	$(4,926)	$(2,774)	$(5,371)	$(1,359)

Diluted Earnings
Net income (loss) from continuing operations	(48,751)	(31,427)	33,659	(107,009)
Less: Income attributable to non-controlling interest	1,814	1,820	4,274	1,937
Less: Income attributable to participating shares	2,214	2,301	4,442	4,636
Add: Expenses attributable to dilutive instruments	131	131	262	262
Diluted earnings - continuing operations	$(52,648)	$(35,417)	$25,205	$(113,320)
Diluted earnings - discontinued operations	$(4,926)	$(2,774)	$(5,371)	$(1,359)

Number of Shares
Basic — Average shares outstanding	167,749,917	168,653,741	166,465,234	170,343,303
Effect of dilutive securities — Unvested participating shares	2,923,171	1,210,234	2,854,767	1,170,253
Diluted — Average shares outstanding	170,673,088	169,863,975	169,320,001	171,513,556

EPS Attributable to RC Common Stockholders:
Basic - continuing operations	$(0.31)	$(0.21)	$0.15	$(0.67)
Basic - discontinued operations	$(0.03)	$(0.02)	$(0.03)	$(0.01)
Basic - total	$(0.34)	$(0.23)	$0.12	$(0.68)

Diluted - continuing operations	$(0.31)	$(0.21)	$0.15	$(0.67)
Diluted - discontinued operations	$(0.03)	$(0.02)	$(0.03)	$(0.01)
Diluted - total	$(0.34)	$(0.23)	$0.12	$(0.68)
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
The redemption is required to be satisfied in shares of common stock or cash at the Company’s option, calculated as follows: one share of the Company’s common stock, or cash equal to the fair value of a share of the Company’s common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company’s equity is increased. As of June 30, 2025 and December 31,
2024, the non-controlling interest OP unit holders owned 602,968 and 885,582 OP units, respectively.
Note 22. Offsetting Assets and Liabilities
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA
Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default, including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the
Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of June 30, 2025 and December 31, 2024, the Company was in
good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.
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
The Company discloses the impact of offsetting of assets and liabilities represented in the consolidated balance sheets to enable users of the consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master
Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c)
the Company intends to offset, and (d) the Company’s right of offset is enforceable at law. As of June 30, 2025 and
December 31, 2024, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the consolidated balances sheets.

The table below presents the gross fair value of derivative contracts by product type, Paycheck Protection Program
Liquidity Facility borrowings and secured borrowings, the amount of netting reflected in the consolidated balance sheets, as well as the amount not offset in the consolidated balance sheets as they do not meet the enforceable credit support criteria for netting under U.S. GAAP.

				Gross amounts not offset in the Consolidated Balance Sheets(1)
(in thousands)	Gross amounts of Assets / Liabilities	Gross amounts offset	Balance in Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received / Paid	Net Amount
June 30, 2025
Assets
FX forwards	$339	$—	$339	$—	$—	$339
Interest rate swaps	23,667	18,252	5,415	—	—	5,415
Total	$24,006	$18,252	$5,754	$—	$—	$5,754
Liabilities
Interest rate swaps	354	—	354	—	—	354
FX forwards	1,632	—	1,632	—	—	1,632
Secured borrowings	3,506,670	—	3,506,670	3,506,670	—	—
PPPLF	12,758	—	12,758	12,586	—	172
Total	$3,521,414	$—	$3,521,414	$3,519,256	$—	$2,158
December 31, 2024
Assets
FX forwards	851	—	851	—	—	851
Interest rate swaps	32,536	25,424	7,112	—	—	7,112
Total	$33,387	$25,424	$7,963	$—	$—	$7,963
Liabilities
FX forwards	352	—	352	—	—	352
Secured borrowings	2,035,176	—	2,035,176	2,035,176	—	—
PPPLF	20,892	—	20,892	18,362	—	2,530
Total	$2,056,420	$—	$2,056,420	$2,053,538	$—	$2,882
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

Unfunded Loan Commitments
The table below presents unfunded loan commitments.

(in thousands)	June 30, 2025	December 31, 2024
Loans, net	$515,425	$444,838
Loans, held for sale	$57,236	$28,566
Note 25. Income Taxes
The Company is a REIT pursuant to Internal Revenue Code Section 856. Qualification as a REIT depends on the
Company’s ability to meet various requirements imposed by the Internal Revenue Code, which relate to its organizational structure, diversity of stock ownership and certain requirements with regard to the nature of its assets and the sources of its income. As a REIT, the Company generally must distribute annually dividends equal to at least 90% of its net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to earnings that are distributed. To the extent the Company satisfies this distribution requirement but distributes less than 100% of its net taxable income, it will be subject to U.S. federal income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount paid to stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if the
Company qualifies as a REIT, it may be subject to certain U.S. federal income and excise taxes and state and local taxes on its income and assets. If the Company fails to maintain its qualification as a REIT for any taxable year, it may be subject to material penalties as well as federal, state and local income tax on its taxable income at regular corporate rates and it would not be able to qualify as a REIT for the subsequent four taxable years. As of June 30, 2025 and
December 31, 2024, the Company was in compliance with all REIT requirements.
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
Results of business segments and all other. The tables below present operating and reportable business segments, along with remaining unallocated amounts primarily including interest expense relating to senior secured notes, allocated employee compensation from the Manager, management and incentive fees paid to the Manager and other general corporate overhead expenses. Unallocated assets were $400.9 million and $455.9 million as of June 30, 2025 and
June 30, 2024, respectively.

	Three Months Ended June 30, 2025
(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
Interest income	$122,268	$30,467	$152,735
Interest expense	(116,088)	(19,749)	(135,837)
Net interest income before provision for loan losses	$6,180	$10,718	$16,898
Provision for loan losses	(5,146)	(3,494)	(8,640)
Net interest income after provision for loan losses	$1,034	$7,224	$8,258
Non-interest income (loss)
Net realized gain (loss) on financial instruments and real estate owned	2,766	15,448	18,214
Net unrealized gain (loss) on financial instruments	(4,128)	3,380	(748)
Valuation allowance, loans held for sale	(39,746)	—	(39,746)
Servicing income, net	1,931	(2,235)	(304)
Income (loss) on unconsolidated joint ventures	(155)	11	(144)
Other income	2,775	7,522	10,297
Total non-interest income (loss)	$(36,557)	$24,126	$(12,431)
Non-interest expense
Employee compensation and benefits	(6,479)	(14,435)	(20,914)
Allocated employee compensation and benefits from related party	(360)	—	(360)
Professional fees	(929)	(3,291)	(4,220)
Loan servicing expense	(11,013)	(25)	(11,038)
Impairment on real estate	(4,268)	—	(4,268)
Other operating expenses	(4,472)	(9,972)	(14,444)
Total non-interest expense	$(27,521)	$(27,723)	$(55,244)
Income (loss) before unallocated expenses and provision for income taxes	$(63,044)	$3,627	$(59,417)
Unallocated corporate expenses
Loss on bargain purchase			(14,381)
Employee compensation and benefits			(5,485)
Professional fees			(2,148)
Management fees – related party			(5,072)
Transaction related expenses			(639)
Other operating expenses - net			(1,548)
Total unallocated corporate expenses			$(29,273)
Loss before provision for income taxes			$(88,690)
Total assets	$7,377,104	$1,530,810	$8,907,914

	Six Months Ended June 30, 2025
(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
Interest income	$247,241	$60,461	$307,702
Interest expense	(236,442)	(39,861)	(276,303)
Net interest income before recovery of (provision for) loan losses	$10,799	$20,600	$31,399
Recovery of (provision for) loan losses	112,795	(11,867)	100,928
Net interest income after recovery of (provision for) loan losses	$123,594	$8,733	$132,327
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	(11,834)	40,717	28,883
Net unrealized gain (loss) on financial instruments	(4,732)	2,234	(2,498)
Valuation allowance, loans held for sale	(139,464)	—	(139,464)
Servicing income, net	3,346	2,806	6,152
Income (loss) on unconsolidated joint ventures	(4,160)	34	(4,126)
Other income	5,812	14,784	20,596
Total non-interest income (loss)	$(151,032)	$60,575	$(90,457)
Non-interest expense
Employee compensation and benefits	(12,350)	(29,739)	(42,089)
Allocated employee compensation and benefits from related party	(688)	—	(688)
Professional fees	(1,747)	(6,196)	(7,943)
Loan servicing expense	(26,077)	(805)	(26,882)
Impairment on real estate	(6,614)	—	(6,614)
Other operating expenses	(7,808)	(21,043)	(28,851)
Total non-interest expense	$(55,284)	$(57,783)	$(113,067)
Income (loss) before unallocated expenses and provision for income taxes	$(82,722)	$11,525	$(71,197)
Unallocated corporate income (expenses)
Gain on bargain purchase			88,090
Employee compensation and benefits			(8,512)
Professional fees			(3,913)
Management fees – related party			(10,649)
Transaction related expenses			(3,333)
Other operating expenses - net			(1,973)
Total unallocated corporate income			$59,710
Loss before provision for income taxes			$(11,487)
Total assets	$7,377,104	$1,530,810	$8,907,914

	Three Months Ended June 30, 2024
(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
Interest income	$202,047	$32,072	$234,119
Interest expense	(158,344)	(24,823)	(183,167)
Net interest income before recovery of loan losses	$43,703	$7,249	$50,952
Recovery of loan losses	14,414	4,457	18,871
Net interest income after recovery of loan losses	$58,117	$11,706	$69,823
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	(10,089)	17,339	7,250
Net unrealized gain (loss) on financial instruments	(1,497)	140	(1,357)
Valuation allowance, loans held for sale	(80,987)	—	(80,987)
Servicing income, net	1,255	2,016	3,271
Income on unconsolidated joint ventures	1,139	—	1,139
Other income	4,796	376	5,172
Total non-interest income (loss)	$(85,383)	$19,871	$(65,512)
Non-interest expense
Employee compensation and benefits	(7,142)	(8,328)	(15,470)
Allocated employee compensation and benefits from related party	(300)	—	(300)
Professional fees	(874)	(2,930)	(3,804)
Loan servicing expense	(10,896)	(116)	(11,012)
Impairment on real estate	(9,130)	—	(9,130)
Other operating expenses	(2,924)	(5,918)	(8,842)
Total non-interest expense	$(31,266)	$(17,292)	$(48,558)
Income (loss) before unallocated expenses and provision for income taxes	$(58,532)	$14,285	$(44,247)
Unallocated corporate expenses
Loss on bargain purchase			(18,306)
Employee compensation and benefits			(5,029)
Professional fees			(2,229)
Management fees – related party			(6,198)
Transaction related expenses			(1,592)
Other operating expenses - net			(2,405)
Total unallocated corporate expenses			$(35,759)
Loss before provision for income taxes			$(80,006)
Total assets	$9,527,088	$1,367,463	$10,894,551

	Six Months Ended June 30, 2024
(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
Interest income	$402,810	$63,663	$466,473
Interest expense	(317,229)	(49,743)	(366,972)
Net interest income before recovery of loan losses	$85,581	$13,920	$99,501
Recovery of loan losses	45,169	246	45,415
Net interest income after recovery of loan losses	$130,750	$14,166	$144,916
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	(4,334)	30,452	26,118
Net unrealized gain (loss) on financial instruments	1,489	1,786	3,275
Valuation allowance, loans held for sale	(227,167)	—	(227,167)
Servicing income, net	2,553	4,476	7,029
Income on unconsolidated joint ventures	1,607	—	1,607
Other income	17,523	3,475	20,998
Total non-interest income (loss)	$(208,329)	$40,189	$(168,140)
Non-interest expense
Employee compensation and benefits	(14,618)	(17,620)	(32,238)
Allocated employee compensation and benefits from related party	(550)	—	(550)
Professional fees	(2,515)	(6,145)	(8,660)
Loan servicing expense	(23,443)	(363)	(23,806)
Impairment on real estate	(26,102)	—	(26,102)
Other operating expenses	(7,486)	(11,271)	(18,757)
Total non-interest expense	$(74,714)	$(35,399)	$(110,113)
Income (loss) before unallocated expenses and provision for income taxes	$(152,293)	$18,956	$(133,337)
Unallocated corporate expenses
Loss on bargain purchase			(18,306)
Employee compensation and benefits			(8,925)
Professional fees			(4,438)
Management fees – related party			(12,846)
Transaction related expenses			(2,242)
Other operating expenses - net			(5,705)
Total unallocated corporate expenses			$(52,462)
Loss before provision for income taxes			$(185,799)
Total assets	$9,527,088	$1,367,463	$10,894,551
Note 27. Subsequent Events
On July 21, 2025, the Company secured ownership of the Portland OR, Mixed-Use asset. The Company acquired the construction loan through the Mosaic Mergers. The prior owner agreed to a consensual deed-in-lieu arrangement in which the Company assumed ownership and control. All components will continue to operate business as usual.
On August 6, 2025, the Company completed the sale of 21 loans with a carrying value of $494 million for net proceeds of $85 million.

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
•risks associated with the completed divestiture of our Residential Mortgage Banking segment;

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
•the impact of future pandemics and epidemics on our borrowers, the real estate industry and global markets, and on our business and operations, financial condition, results of operations, liquidity and capital resources.

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
We completed the disposition of our Residential Mortgage Banking segment effective on June 30, 2025. In connection with this sale, we classified our Residential Mortgage Banking segment as a discontinued operation. For all periods presented, the operating results for these operations have been removed from continuing operations. Our MD&A has been adjusted to exclude discontinued operations unless otherwise noted. We report our activities in the following two operating segments:
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
Changes in Market Interest Rates. We own and expect to acquire or originate fixed rate and floating rate loans with maturities ranging from two to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in two to 10 years. Fixed rate loans bear interest that is fixed for the term of the loan and we typically utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with such fixed rate loans. As of June 30, 2025, all fixed rate loans are match funded in securitization. Floating rate loans generally have an adjustable interest rate equal to the sum of a fixed spread plus an index rate, such as the Secured Overnight Financing
Rate (“SOFR”), which typically resets monthly. As of June 30, 2025, approximately 83% of the loans in our portfolio were floating rate loans, and 17% were fixed rate loans, based on UPB.
Current market conditions. During the second quarter, macroeconomic concerns persisted including global market volatility and uncertainty about trade policies, geopolitical tensions, inflationary pressures, and elevated interest rates.
While the U.S. Federal Reserve lowered rates in 2024, there is uncertainty if and when further decreases will occur.
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

The table below sets forth certain information on our operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share data)	2025	2024	2025	2024
Net Income (loss) from continuing operations	$(48,751)	$(31,427)	$33,659	$(107,009)
Earnings per common share from continuing operations - basic	$(0.31)	$(0.21)	$0.15	$(0.67)
Earnings per common share from continuing operations - diluted	$(0.31)	$(0.21)	$0.15	$(0.67)
Distributable earnings before realized losses	$(12,704)	$36,884	$(8,564)	$90,860
Distributable earnings before realized losses per common share - basic	$(0.10)	$0.19	$(0.10)	$0.49
Distributable earnings before realized losses per common share - diluted	$(0.10)	$0.19	$(0.10)	$0.49
Distributable earnings	$(19,792)	$16,631	$(31,176)	$70,607
Distributable earnings per common share - basic	$(0.14)	$0.07	$(0.24)	$0.37
Distributable earnings per common share - diluted	$(0.14)	$0.07	$(0.23)	$0.37
Dividends declared per common share	$0.125	$0.30	$0.25	$0.60
Dividend yield (1)	11.4%	14.7%	11.4%	14.7%
Return on equity from continuing operations	(11.3)%	(6.1)%	3.4%	(9.8)%
Distributable return on equity before realized losses	(2.2)%	5.8%	(1.6)%	7.3%
Distributable return on equity	(4.9)%	2.6%	(4.0)%	5.7%
Book value per common share	$10.44	$12.97	$10.44	$12.97
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
the assets in our pipeline at any one time and there can be no assurance the assets currently in our pipeline will be acquired or originated by us in the future.
The table below presents information on our investment portfolio originations (based on fully committed amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Loan originations:
LMM loans	$173,356	$256,485	$252,013	$516,161
SBL loans	358,751	217,258	746,139	414,417
Total loan investment activity	$532,107	$473,743	$998,152	$930,578

Balance Sheet Analysis and Metrics

(in thousands)	June 30, 2025	December 31, 2024	$ Change	% Change
Assets
Cash and cash equivalents	$162,935	$143,803	$19,132	13.3%
Restricted cash	56,769	30,560	26,209	85.8
Loans, net (including $1,263 and $3,533 held at fair value)	5,066,694	3,378,149	1,688,545	50.0
Loans, held for sale (including $134,541 and $128,531 held at fair value and net of valuation allowance of $212,693 and $97,620)	632,784	241,626	391,158	161.9
Mortgage-backed securities	32,310	31,006	1,304	4.2
Investment in unconsolidated joint ventures (including $6,163 and $6,577 held at fair value)	169,369	161,561	7,808	4.8
Derivative instruments	5,754	7,963	(2,209)	(27.7)
Servicing rights	124,283	128,440	(4,157)	(3.2)
Real estate owned, held for sale	199,790	193,437	6,353	3.3
Other assets	462,711	362,486	100,225	27.6
Assets of consolidated VIEs	2,395,398	5,175,295	(2,779,897)	(53.7)
Assets held for sale	—	287,595	(287,595)	(100.0)
Total Assets	$9,308,797	$10,141,921	$(833,124)	(8.2)%
Liabilities
Secured borrowings	3,506,670	2,035,176	1,471,494	72.3
Securitized debt obligations of consolidated VIEs, net	1,513,297	3,580,513	(2,067,216)	(57.7)
Senior secured notes, net	720,893	437,847	283,046	64.6
Corporate debt, net	666,136	895,265	(229,129)	(25.6)
Guaranteed loan financing	629,380	691,118	(61,738)	(8.9)
Contingent consideration	17,189	573	16,616	2,899.8
Derivative instruments	1,986	352	1,634	464.2
Dividends payable	22,917	43,168	(20,251)	(46.9)
Loan participations sold	101,863	95,578	6,285	6.6
Due to third parties	9,791	1,442	8,349	579.0
Accounts payable and other accrued liabilities	184,652	188,051	(3,399)	(1.8)
Liabilities held for sale	—	228,735	(228,735)	(100.0)
Total Liabilities	$7,374,774	$8,197,818	$(823,044)	(10.0)%
Preferred stock Series C, liquidation preference $25.00 per share	8,361	8,361	—	—

Commitments & contingencies

Stockholders’ Equity
Preferred stock Series E, liquidation preference $25.00 per share	111,378	111,378	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 164,326,387 and 162,792,372 shares issued and outstanding, respectively	17	17	—	—
Additional paid-in capital	2,267,540	2,250,291	17,249	0.8
Retained earnings (deficit)	(528,524)	(505,089)	(23,435)	4.6
Accumulated other comprehensive loss	(23,293)	(18,552)	(4,741)	(25.6)
Total Ready Capital Corporation equity	1,827,118	1,838,045	(10,927)	(0.6)
Non-controlling interests	98,544	97,697	847	0.9
Total Stockholders’ Equity	$1,925,662	$1,935,742	$(10,080)	(0.5)%
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$9,308,797	$10,141,921	$(833,124)	(8.2)%
As of June 30, 2025, total assets in our consolidated balance sheet were $9.3 billion, a decrease of $0.8 billion from
December 31, 2024, primarily reflecting a decrease in Assets of consolidated VIEs, partially offset by an increase in
Loans, net. Assets of consolidated VIEs decreased $2.8 billion, primarily due to the collapse of RCMF 2021-FL5,
RCMF 2021-FL6, RCMF 2022-FL8, RCMF 2022-FL9 and RCMF 2022-FL10 and paydowns on securitized loans.
Loans, net increased $1.7 billion, primarily due to the collapse of RCMF 2021-FL5, RCMF 2021-FL6, RCMF 2022-
FL8, RCMF 2022-FL9 and RCMF 2022-FL10.
As of June 30, 2025, total liabilities in our consolidated balance sheet were $7.4 billion, a decrease of $0.8 billion from
December 31, 2024, primarily reflecting a decrease in Securitized debt obligations of consolidated VIEs, net, partially offset by an increase in Secured borrowings. Securitized debt obligations of consolidated VIEs, net decreased $2.1 billion due to paydowns on securitized loans including the collapse of RCMF 2021-FL5, RCMF 2021-FL6, RCMF
2022-FL8, RCMF 2022-FL9 and RCMF 2022-FL10. Secured borrowings increased $1.5 billion due to the collapse of
RCMF 2021-FL5, RCMF 2021-FL6, RCMF 2022-FL8, RCMF 2022-FL9 and RCMF 2022-FL10.
As of June 30, 2025, total stockholders’ equity was $1.9 billion, a decrease of $10.1 million from December 31, 2024, primarily due to dividends paid and common stock repurchased through the Company’s share repurchase program, partially offset by shares issued in connection with the acquisition of UDF IV.
Selected Balance Sheet Information by Business Segment. The table below presents certain selected balance sheet data by business segments, with the remaining amounts reflected in Unallocated –Corporate.

(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
June 30, 2025
Assets
Loans, net	$5,937,804	$1,247,108	$7,184,912
Loans, held for sale	589,687	121,045	710,732
MBS	32,310	—	32,310
Investment in unconsolidated joint ventures	168,903	466	169,369
Servicing rights	64,206	60,077	124,283
Real estate owned, held for sale	216,108	5	216,113

Liabilities
Secured borrowings	3,179,283	327,387	3,506,670
Securitized debt obligations of consolidated VIEs	1,418,774	94,523	1,513,297
Senior secured notes, net	713,270	7,623	720,893
Corporate debt, net	666,136	—	666,136
Guaranteed loan financing	—	629,380	629,380
Loan participations sold	101,863	—	101,863
In the table above,
•Loans, net includes assets of consolidated VIEs.
•Loans, held for sale includes assets of consolidated VIEs, net of valuation allowance.
•Real estate owned, held for sale includes assets of consolidated VIEs.

Statement of Operations Analysis and Metrics

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	2025	2024	$ Change
Interest income
LMM commercial real estate	$122,268	$202,047	$(79,779)	$247,241	$402,810	$(155,569)
Small business lending	30,467	32,072	(1,605)	60,461	63,663	(3,202)
Total interest income	$152,735	$234,119	$(81,384)	$307,702	$466,473	$(158,771)
Interest expense
LMM commercial real estate	(116,088)	(158,344)	$42,256	(236,442)	(317,229)	80,787
Small business lending	(19,749)	(24,823)	5,074	(39,861)	(49,743)	9,882
Total interest expense	$(135,837)	$(183,167)	$47,330	$(276,303)	$(366,972)	$90,669
Net interest income before recovery of (provision for) loan losses	$16,898	$50,952	$(34,054)	$31,399	$99,501	$(68,102)
Recovery of (provision for) loan losses
LMM commercial real estate	(5,146)	14,414	(19,560)	112,795	45,169	67,626
Small business lending	(3,494)	4,457	(7,951)	(11,867)	246	(12,113)
Total recovery of (provision for) loan losses	$(8,640)	$18,871	$(27,511)	$100,928	$45,415	$55,513
Net interest income after recovery of (provision for) loan losses	$8,258	$69,823	$(61,565)	$132,327	$144,916	$(12,589)
Non-interest income (loss)
LMM commercial real estate	(36,557)	(85,383)	48,826	(151,032)	(208,329)	57,297
Small business lending	24,126	19,871	4,255	60,575	40,189	20,386
Unallocated corporate income	(14,240)	(16,881)	2,641	89,522	(16,881)	106,403
Total non-interest income (loss)	$(26,671)	$(82,393)	$55,722	$(935)	$(185,021)	$184,086
Non-interest expense
LMM commercial real estate	(27,521)	(31,266)	3,745	(55,284)	(74,714)	19,430
Small business lending	(27,723)	(17,292)	(10,431)	(57,783)	(35,399)	(22,384)
Unallocated corporate expenses	(15,033)	(18,878)	3,845	(29,812)	(35,581)	5,769
Total non-interest expense	$(70,277)	$(67,436)	$(2,841)	$(142,879)	$(145,694)	$2,815
Net income (loss) before provision for income taxes
LMM commercial real estate	(63,044)	(58,532)	(4,512)	(82,722)	(152,293)	69,571
Small business lending	3,627	14,285	(10,658)	11,525	18,956	(7,431)
Unallocated corporate expenses	(29,273)	(35,759)	6,486	59,710	(52,462)	112,172
Total net income (loss) before provision for income taxes	$(88,690)	$(80,006)	$(8,684)	$(11,487)	$(185,799)	$174,312

Results of Operations – Supplemental Information. Realized and unrealized gains (losses) on financial instruments are recorded in the consolidated statements of operations and classified based on the nature of the underlying asset or liability.
The table below presents the components of realized and unrealized gains (losses) on financial instruments.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	2025	2024	$ Change
Realized gain (loss) on financial instruments
Creation of mortgage servicing rights
SBA - 7(a)	$2,230	$3,236	$(1,006)	$7,089	$5,919	$1,170
Multi-family	2,113	883	1,230	2,628	2,616	12
USDA	2,420	467	1,953	3,170	467	2,703
Small business loans	580	—	580	1,124	—	1,124
Total Creation of mortgage servicing rights	$7,343	$4,586	$2,757	$14,011	$9,002	$5,009
Loans
SBA - 7(a)	8,540	14,103	(5,563)	27,477	24,538	2,939
Multi-family	110	291	(181)	523	638	(115)
USDA	1,678	—	1,678	1,857	—	1,857
Total loans	$10,328	$14,394	$(4,066)	$29,857	$25,176	$4,681
Gain on sale business
SBA - 7(a)	10,770	17,339	(6,569)	34,566	30,457	4,109
Multi-family	2,223	1,174	1,049	3,151	3,254	(103)
USDA	4,098	467	3,631	5,027	467	4,560
Small business loans	580	—	580	1,124	—	1,124
Total gain on sale business	$17,671	$18,980	$(1,309)	$43,868	$34,178	$9,690
Loans, held for sale
Bridge	—	—	—	(16,885)	—	(16,885)
Construction	—	(4,922)	4,922	(19)	(4,922)	4,903
Total loans, held for sale	$—	$(4,922)	$4,922	$(16,904)	$(4,922)	$(11,982)
Loans, net
Bridge	(605)	(2)	(603)	(998)	326	(1,324)
Fixed rate	(3)	—	(3)	(16)	—	(16)
Construction	71	(6,697)	6,768	(74)	(6,938)	6,864
Other	(31)	(15)	(16)	(101)	(385)	284
Total loans, net	$(568)	$(6,714)	$6,146	$(1,189)	$(6,997)	$5,808
Net realized gain (loss) on derivatives, at fair value	$2,019	$4,478	$(2,459)	$3,965	$8,870	$(4,905)
Net realized gain (loss) - all other	$(908)	$(4,572)	$3,664	$(857)	$(5,011)	$4,154
Net realized gain (loss) on financial instruments	$18,214	$7,250	$10,964	$28,883	$26,118	$2,765
Unrealized gain (loss) on financial instruments
Loans, held for sale
Fixed rate	—	(884)	884	10	(884)	894
Freddie Mac	154	(78)	$232	(155)	(219)	64
SBA - 7(a)	2,793	141	$2,652	1,624	1,786	(162)
Other	238	—	238	238	293	(55)
Total Loans, held for sale	$3,185	$(821)	$4,006	$1,717	$976	$741
Net unrealized gain (loss) on preferred equity, at fair value	$(4,227)	$—	$(4,227)	$(4,227)	$—	$(4,227)
Net unrealized gain (loss) on derivatives, at fair value	$(397)	$(789)	$392	$(912)	$(413)	$(499)
Net unrealized gain (loss) - all other	$(175)	$253	$(428)	$58	$2,712	$(2,654)
Net unrealized gain (loss) on financial instruments	$(1,614)	$(1,357)	$(257)	$(3,364)	$3,275	$(6,639)
LMM Commercial Real Estate Segment Results.
Q2 2025 versus Q2 2024. Interest income of $122.3 million represented a decrease of $79.8 million, primarily due to non-accrual loans, decreased loan balances and interest rates. Interest expense of $116.1 million represented a decrease of $42.3 million, driven by decreased loan balances and interest rates. Provision for loan losses of $5.1 million represented an increase of $19.6 million, primarily due to an increase in asset specific reserves. Non-interest loss of
$36.6 million represented a decrease of $48.8 million, primarily due to a decrease in the valuation allowance related to loans sold. Non-interest expense of $27.5 million represented a decrease of $3.7 million, due to a decrease in charge-offs of real estate acquired in settlement of loans.

YTD 2025 versus YTD 2024. Interest income of $247.2 million represented a decrease of $155.6 million, primarily due to non-accrual loans, decreased loan balances and interest rates. Interest expense of $236.4 million represented a decrease of $80.8 million, driven by decreased loan balances and interest rates. Recovery of loan losses of $112.8 million represented an increase of $67.6 million, primarily due to loans transferred from Loans, net to Loans, held for sale, partially offset by an increase in asset specific reserves. Non-interest loss of $151.0 million represented a decrease of $57.3 million, primarily due to a decrease in the valuation allowance related to loans sold, partially offset by net realized and unrealized losses on financial instruments and real estate owned. Non-interest expense of $55.3 million represented a decrease of $19.4 million, due to a decrease in charge-offs of real estate acquired in settlement of loans.
Small Business Lending Segment Results.
Q2 2025 versus Q2 2024. Interest income of $30.5 million represented a decrease of $1.6 million, primarily due to decreases in interest rates, partially offset by increases in loan balances. Interest expense of $19.7 million represented a decrease of $5.1 million, driven by decreased debt balances and interest rates. Provision for loan losses of $3.5 million represented an increase of $8.0 million, due to changes in the forecasted macroeconomic inputs for reserve modeling and an increase in asset specific reserves. Non-interest income of $24.1 million represented an increase of $4.3 million, primarily due to loan origination income, partially offset by servicing expenses. Non-interest expense of $27.7 million represented an increase of $10.4 million, due to increases in employee compensation and benefits and loan origination expenses.
YTD 2025 versus YTD 2024. Interest income of $60.5 million represented a decrease of $3.2 million, primarily due to decreases in interest rates, partially offset by increases in loan balances. Interest expense of $39.9 million represented a decrease of $9.9 million, driven by decreased debt balances and interest rates. Provision for loan losses of $11.9 million represented an increase of $12.1 million, due to changes in the forecasted macroeconomic inputs for reserve modeling and an increase in asset specific reserves. Non-interest income of $60.6 million represented an increase of $20.4 million, primarily due to loan origination income and net realized gains on financial instruments, partially offset by servicing expenses. Non-interest expense of $57.8 million represented an increase of $22.4 million, primarily due to increases in employee compensation and benefits and loan origination expenses.
Unallocated – Corporate.
Q2 2025 versus Q2 2024. Non-interest loss of $14.2 million represented a decrease of $2.6 million, primarily due to a loss on bargain purchase recognized from the UDF IV Merger. Non-interest expense of $15.0 million represented a decrease of $3.8 million, primarily due to decreased operating expenses.
YTD 2025 versus YTD 2024. Non-interest income of $89.5 million represented an increase of $106.4 million, primarily due to a gain on bargain purchase recognized from the UDF IV Merger. Non-interest expense of $29.8 million represented a decrease of $5.8 million, primarily due to decreased operating expenses.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	2025	2024	$ Change
Net Income (loss)	$(53,677)	$(34,201)	$(19,476)	$28,288	$(108,368)	$136,656
Reconciling items:
Unrealized (gain) loss on MSR - discontinued operations	—	7,219	(7,219)	8,952	7,219	1,733
Unrealized (gain) loss on joint ventures	1,019	(626)	1,645	6,658	(661)	7,319
Increase (decrease) in CECL reserve	487	(24,574)	25,061	(111,640)	(56,755)	(54,885)
Increase (decrease) in valuation allowance	39,746	80,987	(41,241)	139,464	227,167	(87,703)
Non-recurring REO impairment	4,418	8,474	(4,056)	6,764	23,986	(17,222)
Non-cash compensation	1,634	1,891	(257)	3,419	3,768	(349)
Unrealized (gain) loss on preferred equity, at fair value	(4,227)	—	(4,227)	(4,227)	—	(4,227)
Merger transaction costs and other non-recurring expenses	12,115	4,852	7,263	15,108	6,783	8,325
Bargain purchase (gain) loss	14,381	18,306	(3,925)	(88,090)	18,306	(106,396)
Realized losses on sale of investments	8,896	22,355	(13,459)	28,980	22,355	6,625
Total reconciling items	$78,469	$118,884	$(40,415)	$5,388	$252,168	$(246,780)
Income tax adjustments	(37,496)	(47,799)	10,303	(42,240)	(52,940)	10,700
Distributable earnings before realized losses	$(12,704)	$36,884	$(49,588)	$(8,564)	$90,860	$(99,424)
Realized losses on sale of investments, net of tax	(7,088)	(20,253)	13,165	(22,612)	(20,253)	(2,359)
Distributable earnings	$(19,792)	$16,631	$(36,423)	$(31,176)	$70,607	$(101,783)
Less: Distributable earnings attributable to non- controlling interests	1,990	2,206	(216)	3,946	3,312	634
Less: Income attributable to participating shares	2,214	2,301	(87)	4,442	4,636	(194)
Distributable earnings attributable to common stockholders	$(23,996)	$12,124	$(36,120)	$(39,564)	$62,659	$(102,223)
Distributable earnings before realized losses on investments, net of tax per common share - basic	$(0.10)	$0.19	$(0.29)	$(0.10)	$0.49	$(0.59)
Distributable earnings before realized losses on investments, net of tax per common share - diluted	$(0.10)	$0.19	$(0.29)	$(0.10)	$0.49	$(0.59)
Distributable earnings per common share - basic	$(0.14)	$0.07	$(0.21)	$(0.24)	$0.37	$(0.61)
Distributable earnings per common share - diluted	$(0.14)	$0.07	$(0.21)	$(0.23)	$0.37	$(0.60)
Q2 2025 versus Q2 2024. Consolidated net loss of $53.7 million for the second quarter of 2025 represented an increase of $19.5 million from the second quarter of 2024, primarily due to a decrease in net interest income and an increase in provision for loan losses, partially offset by a decrease to the valuation allowance. Consolidated distributable loss before realized losses of $12.7 million for the second quarter of 2025 represented a decrease of $49.6 million from the second quarter of 2024. The decrease in the distributable earnings reconciling items is primarily due to  a decrease to the valuation allowance and realized losses on sale of investments, partially offset by an increase in provision for loan losses. Consolidated distributable losses of $19.8 million for the second quarter of 2025 represented a decrease of $36.4 million from the second quarter of 2024 due to certain charge-offs and losses realized on sales of real estate owned assets and LMM loans.
YTD 2025 versus YTD 2024. Consolidated net income of $28.3 million for the six months ended June 30, 2025 represented an increase of $136.7 million from the six months ended June 30, 2024, primarily due to a gain on bargain purchase recognized from the UDF IV Merger, an increase in recovery for loan losses and a decrease to the valuation allowances, partially offset by  a decrease in net interest income. Consolidated distributable losses before realized losses of $8.6 million for the six months ended June 30, 2025 represented a decrease of $99.4 million from the six months ended June 30, 2024. The decrease in the distributable earnings reconciling items is primarily due to a gain on bargain purchase recognized from the UDF IV Merger, a decrease to the valuation allowance and an increase in recovery for loan losses. Consolidated distributable losses of $31.2 million for the six months ended June 30, 2025 represented a decrease of $101.8 million from the six months ended June 30, 2024 due to certain charge-offs and losses realized on sales of real estate owned assets and LMM loans.
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
Cash flow
Six Months Ended June 30, 2025. Cash and cash equivalents as of June 30, 2025, increased by $39.7 million to $222.5 million from December 31, 2024, primarily due to net cash provided by investing and operating activities, partially offset by net cash used for financing activities. The net cash provided by investing activities primarily reflected proceeds from disposition and principal payments of loans, partially offset by net cash used for loan originations. The net cash provided by operating activities reflected a valuation allowance related to the transfer of Loans, net to Loans held for sale, the sale of Loans, held for sale and net income, partially offset by a recovery of loan losses related to the transfer of Loans, net to
Loans, held for sale and a bargain purchase gain in connection with the UDF IV Merger. The net cash used for financing activities primarily reflected repayments of securitized debt obligations of consolidated VIEs, partially offset by net proceeds from secured borrowings.
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
As of June 30, 2025, we had a total leverage ratio of 3.5x and recourse leverage ratio of 1.5x. Our operating segments have different levels of recourse debt according to the differentiated nature of each segment. Our LMM Commercial
Real Estate and Small Business Lending segments have recourse leverage ratios of 2.5x and 0.2x, respectively. The remaining recourse leverage ratio is from our corporate debt offerings.
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
The table below presents certain characteristics of our credit facilities and other financing arrangements.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	June 30, 2025	December 31, 2024
3	SBA loans	November 2025 - June 2027	SOFR + 2.84% Prime - 0.82%	$335,000	$387,953	$327,387	$250,601
1	LMM loans - USD	February 2026	SOFR + 1.35%	80,000	13,496	13,334	35,931
1	LMM loans - Non-USD (4)	January 2027	EURIBOR + 3.00%	58,598	37,221	30,018	30,513
1	USDA loans	June 2027	SOFR + 2.80%	15,000	—	—	—
Total borrowings under credit facilities and other financing agreements				$488,598	$438,670	$370,739	$317,045
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
The table below presents certain characteristics of our repurchase agreements.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	June 30, 2025	December 31, 2024
8	LMM loans	September 2025 - February 2027	SOFR + 2.87%	$4,735,000	$4,208,430	$2,923,907	$1,482,085
5	MBS	July 2025 - January 2026	7.24%	212,024	422,755	212,024	236,046
Total borrowings under repurchase agreements				$4,947,024	$4,631,185	$3,135,931	$1,718,131
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

(in thousands)	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q3 2023	1,915,878	1,876,204	1,915,879
Q4 2023	1,952,152	1,889,494	1,952,152
Q1 2024	1,998,132	1,956,153	1,998,132
Q2 2024	2,087,661	2,058,766	2,087,661
Q3 2024	1,882,327	1,971,347	2,049,273
Q4 2024	1,718,131	1,795,627	1,846,677
Q1 2025	2,425,258	1,922,525	2,425,258
Q2 2025	3,135,931	2,673,449	3,135,931
The net increase in the outstanding balances during the second quarter of 2025 was primarily due to the collapse of
RCMF 2022-FL9 and RCMF 2022-FL10.
Paycheck Protection Program Liquidity Facility borrowings. The Company uses the PPPLF from the Federal Reserve to finance PPP loans. The program charges an interest rate of 0.35%. As of June 30, 2025, we had approximately $12.8 million outstanding under this credit facility.
Senior Secured Notes and Corporate Debt, Net
The table below presents information about senior secured notes and corporate debt issued through public and private transactions.

(in thousands)	Coupon Rate	Maturity Date	June 30, 2025
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Senior secured notes principal amount(2)	9.375%	3/1/2028	270,000
Term loan principal amount(3)	SOFR + 5.50%	4/12/2029	115,250
Unamortized discount			(2,173)
Unamortized deferred financing costs			(12,184)
Total senior secured notes, net			$720,893
Corporate debt principal amount(4)	5.50%	12/30/2028	110,000
Corporate debt principal amount(5)	6.20%	7/30/2026	67,437
Corporate debt principal amount(5)	5.75%	2/15/2026	131,852
Corporate debt principal amount(6)	7.375%	7/31/2027	100,000
Corporate debt principal amount(7)	5.00%	11/15/2026	100,000
Corporate debt principal amount(8)	9.00%	12/15/2029	130,000
Unamortized discount - corporate debt			(6,597)
Unamortized deferred financing costs - corporate debt			(2,806)
Junior subordinated notes principal amount(9)	SOFR + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(10)	SOFR + 3.10%	4/30/2035	21,250
Total corporate debt, net			$666,136
Total carrying amount of debt			$1,387,029
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
(8) Interest on the corporate debt is payable quarterly on March 15, June 15, September 15, and December 15 of each year.
(9) Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(10) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.

The table below presents the contractual maturities for senior secured notes and corporate debt.

(in thousands)	June 30, 2025
2025	$—
2026	649,289
2027	100,000
2028	380,000
2029	245,250
Thereafter	36,250
Total contractual amounts	$1,410,789
Unamortized deferred financing costs, discounts, and premiums, net	(23,760)
Total carrying amount of debt	$1,387,029
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
On April 16, 2025, ReadyCap Holdings issued an additional $50.0 million in aggregate principal amount of its 2028
Senior Secured Notes for net proceeds of $49.3 million before expenses. The additional notes are fungible with and treated as a single series of debt securities as the Company’s 2028 Senior Secured Notes issued on February 21, 2025.
The Company used the net proceeds from the issuance of the additional notes to repay its indebtedness and for general corporate purposes.
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

The Debt ATM Agreement
On May 20, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B.
Riley Securities, Inc. (the “Agent”), pursuant to which it may offer and sell, from time to time, up to $100.0 million of the 6.20% 2026 Notes and the 5.75% 2026 Notes. Sales of the 6.20% 2026 Notes and the 5.75% 2026 Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in
Rule 415 under the Securities Act (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and the Company. No such sales through the Debt ATM
Program were made during the three and six months ended June 30, 2025 or June 30, 2024, respectively.
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

The table below presents information on the securitization structures and related issued tranches of notes to investors.

(in millions)	Collateral Asset Class	Issuance	Active / Collapsed	Bonds Issued
Trusts (Firm sponsored)
Waterfall Victoria Mortgage Trust 2011-1 (SBC1)	LMM Acquired loans	February 2011	Collapsed	$40.5
Waterfall Victoria Mortgage Trust 2011-3 (SBC3)	LMM Acquired loans	October 2011	Collapsed	143.4
Sutherland Commercial Mortgage Trust 2015-4 (SBC4)	LMM Acquired loans	August 2015	Collapsed	125.4
Sutherland Commercial Mortgage Trust 2018 (SBC7)	LMM Acquired loans	November 2018	Collapsed	217.0
ReadyCap Lending Small Business Trust 2015-1 (RCLT 2015-1)	Acquired SBA 7(a) loans	June 2015	Collapsed	189.5
ReadyCap Lending Small Business Loan Trust 2019-2 (RCLT 2019-2)	Originated SBA 7(a) loans, Acquired SBA 7(a) loans	December 2019	Active	131.0
ReadyCap Lending Small Business Loan Trust 2023-3 (RCLT 2023-3)	Originated SBA 7(a) loans, Acquired SBA 7(a) loans	July 2023	Active	132.0

Real Estate Mortgage Investment Conduits (REMICs)
ReadyCap Commercial Mortgage Trust 2014-1 (RCMT 2014-1)	LMM Originated conventional	September 2014	Collapsed	181.7
ReadyCap Commercial Mortgage Trust 2015-2 (RCMT 2015-2)	LMM Originated conventional	November 2015	Collapsed	218.8
ReadyCap Commercial Mortgage Trust 2016-3 (RCMT 2016-3)	LMM Originated conventional	November 2016	Active	162.1
ReadyCap Commercial Mortgage Trust 2018-4 (RCMT 2018-4)	LMM Originated conventional	March 2018	Active	165.0
Ready Capital Mortgage Trust 2019-5 (RCMT 2019-5)	LMM Originated conventional	January 2019	Active	355.8
Ready Capital Mortgage Trust 2019-6 (RCMT 2019-6)	LMM Originated conventional	November 2019	Active	430.7
Ready Capital Mortgage Trust 2022-7 (RCMT 2022-7)	LMM Originated conventional	April 2022	Active	276.8
Waterfall Victoria Mortgage Trust 2011-2 (SBC2)	LMM Acquired loans	March 2011	Collapsed	97.6
Sutherland Commercial Mortgage Trust 2018 (SBC6)	LMM Acquired loans	August 2017	Active	154.9
Sutherland Commercial Mortgage Trust 2019 (SBC8)	LMM Acquired loans	June 2019	Active	306.5
Sutherland Commercial Mortgage Trust 2020 (SBC9)	LMM Acquired loans	June 2020	Collapsed	203.6
Sutherland Commercial Mortgage Trust 2021 (SBC10)	LMM Acquired loans	May 2021	Active	232.6

Collateralized Loan Obligations (CLOs)
Ready Capital Mortgage Financing 2017– FL1	LMM Originated bridge	August 2017	Collapsed	198.8
Ready Capital Mortgage Financing 2018 – FL2	LMM Originated bridge	June 2018	Collapsed	217.1
Ready Capital Mortgage Financing 2019 – FL3	LMM Originated bridge	April 2019	Collapsed	320.2
Ready Capital Mortgage Financing 2020 – FL4	LMM Originated bridge	June 2020	Collapsed	405.3
Ready Capital Mortgage Financing 2021 – FL5	LMM Originated bridge	March 2021	Collapsed	628.9
Ready Capital Mortgage Financing 2021 – FL6	LMM Originated bridge	August 2021	Collapsed	652.5
Ready Capital Mortgage Financing 2021 – FL7	LMM Originated bridge	November 2021	Active	927.2
Ready Capital Mortgage Financing 2022 – FL8	LMM Originated bridge	March 2022	Collapsed	1,135.0
Ready Capital Mortgage Financing 2022 – FL9	LMM Originated bridge	June 2022	Collapsed	754.2
Ready Capital Mortgage Financing 2022 – FL10	LMM Originated bridge	October 2022	Collapsed	860.1
Ready Capital Mortgage Financing 2023 – FL11	LMM Originated bridge	February 2023	Active	586.0
Ready Capital Mortgage Financing 2023 – FL12	LMM Originated bridge	June 2023	Active	648.6

Trusts (Non-firm sponsored)
Freddie Mac Small Balance Mortgage Trust 2016-SB11	Originated agency multi-family	January 2016	Active	110.0
Freddie Mac Small Balance Mortgage Trust 2016-SB18	Originated agency multi-family	July 2016	Active	118.0
Freddie Mac Small Balance Mortgage Trust 2017-SB33	Originated agency multi-family	June 2017	Active	197.9
Freddie Mac Small Balance Mortgage Trust 2018-SB45	Originated agency multi-family	January 2018	Active	362.0
Freddie Mac Small Balance Mortgage Trust 2018-SB52	Originated agency multi-family	September 2018	Active	505.0
Freddie Mac Small Balance Mortgage Trust 2018-SB56	Originated agency multi-family	December 2018	Active	507.3
Key Commercial Mortgage Trust 2020-S3(1)	LMM Originated conventional	September 2020	Active	263.2
(1)Contributed portion of assets into trust
We used the proceeds from the sale of the tranches issued to purchase and originate LMM and SBL loans. We are the primary beneficiary of all firm sponsored securitizations; therefore they are consolidated in our financial statements.
Contractual Obligations and Off-Balance Sheet Arrangements
Other than the items referenced above, there have been no material changes to our contractual obligations for the three months ended June 30, 2025. Refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and
Results of Operations – Contractual Obligations," in the Company's Form 10-K for further details. As of the date of this
Form 10-Q, we had no off-balance sheet arrangements, other than as disclosed.

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

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans	$11,609	$23,464	$35,351	$47,250	$(11,503)	$(22,441)	$(32,928)	$(43,233)
Interest rate swap hedges	1,058	2,116	3,174	4,232	(1,058)	(2,116)	(3,174)	(4,232)
Total	$12,667	$25,580	$38,525	$51,482	$(12,561)	$(24,557)	$(36,102)	$(47,465)
Liabilities:
Secured borrowings	(8,203)	(16,407)	(24,610)	(32,813)	8,203	16,407	24,610	32,813
Securitized debt obligations	(2,424)	(4,848)	(7,273)	(9,697)	2,424	4,848	7,273	9,697
Senior secured notes and corporate debt	(379)	(758)	(1,136)	(1,515)	379	758	1,136	1,515
Total	$(11,006)	$(22,013)	$(33,019)	$(44,025)	$11,006	$22,013	$33,019	$44,025
Total Net Impact to Net Interest Income (Expense)	$1,661	$3,567	$5,506	$7,457	$(1,555)	$(2,544)	$(3,083)	$(3,440)
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

	June 30, 2025
(in thousands)	Counterparty Rating	Amount of Risk	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
JPMorgan Chase Bank, N.A.	AA-/Aa2	$1,093,944	13	56.8%
Churchill MRA Funding I LLC	Not rated	$102,696	2	5.3%
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

Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act, reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company, including its Chief Executive
Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2025. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial
Officer concluded that the Company's disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule
13a-15(f) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business.
Merger litigation
On June 6, 2024, a purported former stockholder of Broadmark filed a class action lawsuit in the Circuit Court for
Baltimore City, Maryland, captioned Eibling v. Pyatt, et al., No. C-24-CV-24-000818 (Md. Cir. Ct. Balt. City), (the
“Broadmark Merger Action”). The Broadmark Merger Action names as defendants Broadmark’s former board of directors and alleges they breached their fiduciary duties in connection with the Broadmark Merger by failing to properly consider acquisition proposals that were purportedly superior to the Broadmark Merger, by relying on purportedly false and misleading valuation analyses, and by authorizing the issuance of a purportedly false and misleading proxy statement. The Broadmark Merger Action also asserts claims against Broadmark’s financial advisor for aiding and abetting these alleged breaches of fiduciary duty. The Broadmark Merger Action seeks damages in the form of compensatory damages, quasi-appraisal damages, rescissory damages, and disgorgement of any merger-related benefits.
The Broadmark Merger Action also seeks reimbursement for litigation expenses and attorneys’ and experts’ fees. On
September 13, 2024, the Broadmark Merger Action was assigned to the Business and Technology Case Management
Program of the Circuit Court for Baltimore City, Maryland. Thereafter, on December 10, 2024, the defendants moved to dismiss the initial complaint. In response, the plaintiff filed an amended complaint on February 10, 2025, which the defendants subsequently moved to dismiss on April 14, 2025. Briefing on the defendants’ motions to dismiss the amended complaint was completed on July 22, 2025. Although the Company is not a defendant in the Broadmark
Merger Action, it is subject to contractual indemnification obligations (conditioned on the satisfaction of various contractual requirements) in connection therewith, including with respect to the defendants’ service as Broadmark directors and provision of services to Broadmark, as applicable. The defendants and the Company intend to vigorously defend against the Broadmark Merger Action.
On March 18, 2025, a purported former stockholder of UDF IV filed a class action lawsuit in the Circuit Court for
Baltimore City, Maryland, captioned The Lawrence C. Headley Living Trust v. Jones, et al., No. C-24-CV-25-002222
(Md. Cir. Ct. Balt. City) (the “UDF IV Merger Action”). The UDF IV Merger Action names as defendants UDF IV’s former board of trustees and alleges they breached their fiduciary duties in connection with the UDF IV Merger by failing to properly consider an acquisition proposal that was purportedly superior to the UDF IV Merger, by relying on purportedly false and misleading valuation analyses, by authorizing the issuance of a purportedly false and misleading proxy statement, and by obtaining improper personal benefits that were not shared with all UDF IV stockholders. The complaint also asserts claims against UDF IV’s advisor, UMTH General Services, L.P., for aiding and abetting these alleged breaches of fiduciary duty. The complaint seeks compensatory damages, rescissory damages, and unwinding of the UDF IV Merger, as well as attorneys’ fees and costs. On April 11, 2025, the UDF IV Merger Action was assigned to the Business and Technology Case Management Program of the Circuit Court for Baltimore City, Maryland. Thereafter,
on May 16, 2025, the defendants moved to dismiss the initial complaint. In response, the plaintiff filed an amended complaint on July 11, 2025. Briefing on the defendants’ forthcoming motion to dismiss the amended complaint is expected to be completed by December 2025. Although the Company is not a defendant in the UDF IV Merger Action, it is subject to contractual indemnification obligations (conditioned on the satisfaction of various contractual requirements)
in connection therewith, including with respect to the defendants’ service as UDF IV trustees and the provision of services to UDF IV, as applicable. The defendants and the Company intend to vigorously defend against the UDF IV
Merger Action.
Securities and derivative litigation
On March 6, 2025 and April 23, 2025, the Company and two of its executive officers were named as defendants in two separate but largely identical putative stockholder class action lawsuits filed in the United States District Court for the
Southern District of New York (the “Exchange Act Class Actions”). The Exchange Act Class Actions were filed under the captions Quinn v. Ready Capital Corp., et al., No. 1:25-cv-01883 (S.D.N.Y.) and Goebel v. Ready Capital Corp., et
al., No. 1:25-cv-3373 (S.D.N.Y.). The Exchange Act Class Actions allege that the defendants violated Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions regarding the performance of the Company’s commercial real estate loan portfolio and related matters, and that the executive officers named as defendants violated Section 20(a) of the Exchange Act as control persons of the
Company. The Exchange Act Class Actions seek compensatory damages, costs, and expenses on behalf of the purported classes. On July 8, 2025, the court entered an order consolidating the Exchange Act Class Actions under the caption In re
Ready Capital Securities Litigation, No. 1:25-cv-01883 (S.D.N.Y.) (the “Exchange Act Litigation”) and appointing lead plaintiff and lead counsel. Lead plaintiff is expected file an amended complaint by September 2025, and briefing on the defendants’ forthcoming motion to dismiss is expected to be completed by March 2026.
Between March and July 2025, the Company was named as a nominal defendant and certain of its executive officers and directors were named as defendants in parallel derivative lawsuits captioned Pittrof v. Capasse, et al., No. 1:25-cv-02274
(S.D.N.Y.) and Vancampenhout v. Capasse, et al., No. 1:25-cv-02930 (S.D.N.Y.) respectively, filed in the United States
District Court for the Southern District of New York (collectively, the “New York Derivative Actions”), and Poon v.
Ready Capital Corp., et al., No. 1:25-cv-01827 (D. Md.) and Cote v. Ready Capital Corp., et al., No. 1:25-cv-02429-JRR
(D. Md.) filed in the United States District Court for the District of Maryland (the “Maryland Derivative Actions” and,
together with the New York Derivative Actions, the “Derivative Actions”). The Derivative Actions assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, contribution under Sections 10(b) and
21D of the Exchange Act, breach of fiduciary duties, aiding and abetting breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets for participating and/or failing to prevent the securities law violations alleged in the Exchange Act Litigation and for purportedly causing the Company to overpay for certain stock repurchases. The Derivative Actions seek compensatory damages, disgorgement of compensation and profits, imposition of a constructive trust, revisions to the Company’s corporate governance and internal procedures, and attorneys’ fees and costs. On July 8, 2025, the United States District Court for the Southern District of New York
consolidated the New York Derivative Actions under the caption In re Ready Capital Corp. Stockholder Derivative
Litigation, No. 1:25-cv-02274 (S.D.N.Y.). The defendants intend to vigorously defend against the Exchange Act
Litigation and the Derivative Actions.
On May 8 and May 14, 2025, the Company and certain of its executive officers and directors were named as defendants in two separate but largely identical putative class action lawsuits filed by purported former Broadmark stockholders in the Superior Court for King County, Washington (the “Broadmark Securities Act Class Actions”). Certain former directors and officers of Broadmark and certain affiliates of the Company and its directors, including Waterfall, were also named as defendants. The Broadmark Securities Act Class Actions were filed under the captions van Wyk et al. v.
Ready Capital Corp., et al., No. 25-2-14038-5 SEA (Wash. Super. Ct. King Cnty.) and Whittlesey v. Ready Capital
Corp., et al., No. 25-2-14567-1 SEA (Wash. Super Ct. King Cnty.). The Broadmark Securities Act Class Actions allege that the defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act by making false and misleading statements and omissions in connection with the Broadmark Merger regarding the performance of the Company’s commercial real estate loan portfolio and related matters and seek disgorgement, compensatory damages, and the costs and expenses of litigation. On June 20, 2025, the court consolidated the Broadmark Securities Act Class Actions under the caption In re Ready Capital Corporation Securities Litigation, No. 25-2-14038-5 SEA (Wash. Super. Ct. King Cnty.)
(the “Broadmark Securities Act Litigation”) and directed the plaintiffs to file an amended complaint by August 19, 2025.
On May 28, 2025, the Company and certain of its executive officers and directors were named as defendants in a putative class action filed by a purported former Broadmark stockholder in the United States District Court for the
Western District of Washington (the “Broadmark Exchange Act Litigation”). Broadmark and certain of its former directors and officers were also named as defendants. The Broadmark Exchange Act Litigation is captioned Grant v.
Ready Capital Corp., et al., No. 2:25-cv-1013 (W.D. Wash.). The Broadmark Exchange Act Litigation alleges that that the defendants violated Sections 14(a) and 20(a) of the Exchange Act by making false and misleading statements and omissions in connection with the Broadmark Merger and seeks compensatory and rescissory damages, as well as attorneys’ fees and litigation expenses.
On July 18, 2025, the Company and Broadmark were named as nominal defendants, and certain of the Company’s and
Broadmark’s current and former executive officers and directors and Waterfall were named as defendants in a double derivative action filed by a purported former stockholder of Broadmark in the United States District Court for the
District of Maryland (the “Broadmark Derivative Litigation”). The Broadmark Derivative Litigation is captioned
Murguia v. Broadmark Realty Capital Inc., et al., No. 1:25-cv-02350-JRR (D. Md.). The Broadmark Derivative
Litigation asserts claims for violations of Sections 10(b), 20(a), and 14(a) of the Exchange Act, SEC Rule 10b-5, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution pursuant to Section 10(b) and 21D of the Exchange Act for participating in and/or failing to prevent the securities law violations alleged in the Broadmark Exchange Act Litigation and for purportedly causing the Company to overpay for certain stock repurchases. The Broadmark Derivative Litigation seeks revisions to the Company’s corporate governance and internal procedures, disgorgement, compensatory damages, and attorney’s fees and costs of litigation.
The defendants intend to vigorously defend against the Broadmark Securities Act Litigation, the Broadmark Exchange
Act Litigation, and the Broadmark Derivative Litigation.
Legacy UDF IV litigation
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
On August 17, 2022, certain former officers, trustees, and advisors of UDF IV were named as defendants in a lawsuit filed by former UDF IV stockholder NexPoint Diversified Real Estate Trust and an affiliated entity in the District Court of Dallas County, Texas, captioned NexPoint Diversified Real Estate Trust, et al. v. UMTH General Services, L.P., et al.,
No. DC-22-09833 (Tex. Dist. Ct. Dallas Cnty.) (the “UDF Advisor Action”). The UDF Advisor Action alleges that the defendants caused UDF IV to improperly indemnify, advance litigation expenses, and fund settlement amounts in connection with an SEC civil enforcement action and the subsequent criminal prosecution of UDF IV’s former officers and trustees. The UDF Advisor Action also alleges that the defendants caused UDF IV to pay improper fees to UDF IV’s advisor. The UDF Advisor Action asserts claims against the defendants for breaches of fiduciary duty, aiding and abetting, breaches of the advisory agreement between UDF IV and its advisors, and civil conspiracy and seeks compensatory damages, punitive damages, costs and fees, as well as specific performance of certain contractual obligations. On October 12, 2022, the defendants moved to dismiss the lawsuit, which the trial court denied on
November 30, 2022. On March 17, 2023, the plaintiffs filed an amended petition adding certain former UDF IV board members (the “Trustee Defendants”) to the lawsuit. On May 4, 2023, the Trustee Defendants moved to dismiss the claims asserted against them and the Trustee Defendants were subsequently dismissed from the lawsuit. On January 9,
2024, the remaining defendants filed a writ of mandamus with the Texas Supreme Court, arguing that the plaintiffs’
claims were derivative (rather than direct) and that the plaintiffs lacked standing to assert their claims because they failed to make a pre-suit demand on UDF IV’s board of trustees. On January 30, 2024, the Texas Supreme Court stayed the trial court proceedings pending resolution of the writ. Briefing on the merits of the appeal was completed on February 6,
2025, and the Texas Supreme Court set oral argument for September 9, 2025. Although UDF IV and the Company are
not defendants in the UDF Advisor Action, the Company is subject to contractual indemnification obligations
(conditioned on the satisfaction of various contractual requirements) in connection therewith, including with respect to the defendants’ service as UDF IV officers and trustees and the provision of services to UDF IV, as applicable. The defendants and the Company intend to vigorously defend against the UDF Advisor Action.
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
The table below presents purchases of our common stock during the quarter.

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program
April	2,000,000		$4.65		2,000,000	$123,398,451
May	6,515,274		4.33		6,507,984	95,207,926
June	3,190		4.41		—	95,207,926
Total	8,518,464	(1)	$4.41	(2)	8,507,984	$95,207,926
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
Stock, $0.0001 par value per share, Class B-3 Common Stock, $0.0001 par value per share, and
Class B-4 Common Stock, $0.0001 par value per share, as Common Stock, $0.0001 par value per share (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on May 10, 2022).

4.1	*
Indenture, dated as of August 9, 2017, by and between Sutherland Asset Management Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the
Registrant's Current Report on Form 8-K filed August 9, 2017).

4.2	*
Third Supplemental Indenture, dated as of February 26, 2019, by and between Ready Capital
Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 of the Registrant's Annual Report on Form 10-K filed March 13, 2019).

4.3	*
Fourth Supplemental Indenture, dated as of July 22, 2019, by and between Ready Capital
Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed July 22, 2019).

4.4	*
Fifth Supplemental Indenture, dated as of February 10, 2021, by and between Ready Capital
Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed February 10, 2021).

4.5	*
Sixth Supplemental Indenture, dated as of December 21, 2021, by and between Ready Capital
Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed December 21, 2021).

4.6	*
Eighth Supplemental Indenture, dated as of July 25, 2022, by and between Ready Capital
Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on July 25, 2022).

4.7	*
Ninth Supplemental Indenture, dated as of December 10, 2024, by and between Ready Capital
Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on December 10,
2024).

4.8	*	Specimen Common Stock Certificate of Ready Capital Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-4 filed on December 13, 2018).

4.9	*
Specimen Preferred Stock Certificate representing the shares of 6.25% Series C Cumulative
Convertible Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 4.13 of the Registrant’s Registration Statement on Form 8-A filed on March 19, 2021).

4.10	*
Specimen Preferred Stock Certificate representing the shares of 6.50% Series E Cumulative
Redeemable Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2021).

4.11	*	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to Broadmark Realty Capital Inc.’s Form 8-A12B filed with the SEC on November 14, 2019).

4.12	*
Warrant Agreement, dated as of May 14, 2018, between Trinity Merger Corp. and Continental Stock
Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to Broadmark Realty Capital
Inc.’s Form 8-A12B filed with the SEC on November 14, 2019).

4.13	*
Amendment to Warrant Agreement, dated November 14, 2019, by and among Broadmark Realty
Capital Inc., Continental Stock Transfer & Trust Co., and American Stock Transfer & Trust
Company, LLC (incorporated by reference to Exhibit 4.4 to Broadmark Realty Capital Inc.’s Form 8-
K filed with the SEC on November 20, 2019).

4.14	*
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
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
READY CAPITAL CORPORATION

Date: August 8, 2025	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board, Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

Date: August 8, 2025	By:	/s/ Andrew Ahlborn
Andrew Ahlborn
Chief Financial Officer
(Principal Accounting and Financial Officer)