Form 10-K/A
period 2024-12-31
Ready Capital Corp
filed 2025-09-30
CIK 1527590

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Annual Report on Form 10-K of Ready Capital
Corporation (“the Company”) for the fiscal year ended December 31, 2024, filed with the Securities and Exchange
Commission on March 3, 2025 (the “Original Filing”), is being filed solely to correct certain typographical errors in the certifications filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to the Original Filing. The certifications by the Company’s Chief
Executive Officer and Chief Financial Officer included in the Original Filing inadvertently referred to a quarterly report on Form 10-Q rather than the annual report on Form 10-K. This Amendment No. 1 speaks as of the filing date of the
Original Filing and does not reflect events occurring after the date of the Original Filing. Except for the foregoing amended information, this Amendment No. 1 does not alter or update any other information contained in the Original
Filing.
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

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 34)

CONSOLIDATED BALANCE SHEETS	105

CONSOLIDATED STATEMENTS OF OPERATIONS	106

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	107

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY	108

CONSOLIDATED STATEMENTS OF CASH FLOWS	109

Schedule IV – Mortgage Loans on Real Estate	169

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
Description of Ready Capital Corporation’s Securities Registered Pursuant to Section 12 of the
Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.17 to the Registrant's Annual
Report on Form 10-K filed with the SEC on March 3, 2025).

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
Amended and Restated Contingent Equity Rights Agreement, dated as of March 21, 2023, by and among Ready Capital Corporation, Sutherland Partners, L.P., and Computershare Inc. and its affiliate
Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant's
Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

10.11	*
Assignment and Assumption Agreement, dated May 31, 2023, between RCC Merger Sub, LLC and
Broadmark Realty Capital Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly
Report on Form 10-Q for the quarter ended June 30, 2023).

10.12	*	Ready Capital Corporation 2023 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registrant’s registration statement on Form S-8 filed with the SEC on September 8, 2023).

10.13	*
Form of Restricted Stock Unit Award Agreement under the Ready Capital Corporation 2023 Equity
Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form
10-K filed with the SEC on March 3, 2025).

10.14	*
Form of Restricted Stock Award Agreement under the Ready Capital Corporation 2023 Equity
Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form
10-K filed with the SEC on March 3, 2025).

10.15	*
Form of Performance-Based Restricted Stock Unit Award Agreement under the Ready Capital
Corporation 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant's
Annual Report on Form 10-K filed with the SEC on March 3, 2025).

10.16	*
Form of Director Restricted Stock Unit Award Agreement under the Ready Capital Corporation 2023
Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on
Form 10-K filed with the SEC on March 3, 2025).

19.1	*	Ready Capital Corporation Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Registrant's Annual Report on Form 10-K filed on February 28, 2024).

21.1	*	List of Subsidiaries of Ready Capital Corporation (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 3, 2025).

23.1		Consent of Deloitte & Touche LLP

24.1	*	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 3, 2025).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	*	Ready Capital Corporation Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 of the Registrant's Annual Report on Form 10-K filed on February 28, 2024).

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Scheme Document

101.CAL		Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF		Inline XBRL Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Linkbase Document

101.PRE		Inline XBRL Taxonomy Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Previously filed.
**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
***	Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted. Ready Capital agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
READY CAPITAL CORPORATION

Date: September 29, 2025	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board, Chief Executive
Officer and Chief Investment Officer