Form 10-Q
period 2025-09-30
Ready Capital Corp
filed 2025-11-07
CIK 1527590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
The Company has 162,126,276 shares of common stock, par value $0.0001 per share, outstanding as of November 6, 2025.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	71

Item 3. Quantitative and Qualitative Disclosures About Market Risk	93

Item 4. Controls and Procedures	97

PART II. OTHER INFORMATION	97

Item 1. Legal Proceedings	97

Item 1A. Risk Factors	100

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	100

Item 3. Default Upon Senior Securities	101

Item 4. Mine Safety Disclosures	101

Item 5. Other Information	101

Item 6. Exhibits	101

SIGNATURES	104

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$147,505	$143,803
Restricted cash	44,491	30,560
Loans, net (including $1,088 and $3,533 held at fair value)	4,360,501	3,378,149
Loans, held for sale (including $143,819 and $128,531 held at fair value and net of valuation allowance of $53,937 and $97,620)	163,792	241,626
Mortgage-backed securities	33,105	31,006
Investment in unconsolidated joint ventures (including $5,952 and $6,577 held at fair value)	178,840	161,561
Derivative instruments	5,295	7,963
Servicing rights	126,966	128,440
Real estate owned	632,985	193,437
Other assets	472,516	362,486
Assets of consolidated VIEs	2,166,105	5,175,295
Assets held for sale (refer to Note 9)	—	287,595
Total Assets	$8,332,101	$10,141,921
Liabilities
Secured borrowings	2,879,172	2,035,176
Securitized debt obligations of consolidated VIEs, net	1,293,778	3,580,513
Senior secured notes, net	721,151	437,847
Corporate debt, net	666,624	895,265
Guaranteed loan financing	565,883	691,118
Contingent consideration	18,385	573
Derivative instruments	1,627	352
Dividends payable	22,602	43,168
Loan participations sold	102,987	95,578
Due to third parties	9,927	1,442
Accounts payable and other accrued liabilities	166,406	188,051
Liabilities held for sale (refer to Note 9)	—	228,735
Total Liabilities	$6,448,542	$8,197,818
Preferred stock Series C, liquidation preference $25.00 per share (refer to Note 20)	8,361	8,361

Commitments & contingencies (refer to Note 24)

Stockholders’ Equity
Preferred stock Series E, liquidation preference $25.00 per share (refer to Note 20)	111,378	111,378
Common stock, $0.0001 par value, 500,000,000 shares authorized, 161,834,837 and 162,792,372 shares issued and outstanding, respectively	17	17
Additional paid-in capital	2,257,078	2,250,291
Retained earnings (deficit)	(569,709)	(505,089)
Accumulated other comprehensive loss	(24,096)	(18,552)
Total Ready Capital Corporation equity	1,774,668	1,838,045
Non-controlling interests	100,530	97,697
Total Stockholders’ Equity	$1,875,198	$1,935,742
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$8,332,101	$10,141,921
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2025	2024	2025	2024
Interest income	$137,491	$226,537	$445,193	$693,010
Interest expense	(126,971)	(175,572)	(403,274)	(542,544)
Net interest income before (provision for) recovery of loan losses	$10,520	$50,965	$41,919	$150,466
(Provision for) recovery of loan losses	(37,977)	(53,166)	62,951	(7,751)
Net interest income after (provision for) recovery of loan losses	$(27,457)	$(2,201)	$104,870	$142,715
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	(160,396)	(69,184)	(131,513)	(43,066)
Net unrealized gain (loss) on financial instruments	2,914	(1,241)	(450)	2,034
Valuation recovery (allowance), loans held for sale	178,225	71,060	38,761	(156,107)
Servicing income, net of amortization and impairment of $4,514 and $22,682 for the three and nine months ended September 30, 2025, and $5,841 and $14,216 for the three and nine months ended September 30, 2024, respectively	7,509	5,415	13,661	12,444
Gain on bargain purchase	24,472	32,165	112,562	13,859
Income (loss) on unconsolidated joint ventures	7,417	3,214	3,291	4,821
Other income	14,773	14,823	37,667	37,246
Total non-interest income (expense)	$74,914	$56,252	$73,979	$(128,769)
Non-interest expense
Employee compensation and benefits	(21,151)	(22,989)	(65,564)	(59,202)
Allocated employee compensation and benefits from related party	(3,602)	(2,537)	(10,478)	(8,037)
Professional fees	(6,008)	(6,232)	(17,864)	(19,330)
Management fees – related party	(5,156)	(6,498)	(15,805)	(19,344)
Loan servicing expense	(9,771)	(10,101)	(36,653)	(33,907)
Transaction related expenses	(1,910)	(2,998)	(5,243)	(5,240)
Impairment on real estate	(1,862)	(525)	(8,476)	(26,627)
Other operating expenses	(24,879)	(18,048)	(57,135)	(43,935)
Total non-interest expense	$(74,339)	$(69,928)	$(217,218)	$(215,622)
Loss from continuing operations before benefit for income taxes	(26,882)	(15,877)	(38,369)	(201,676)
Income tax benefit	9,935	8,404	55,081	87,194
Net income (loss) from continuing operations	$(16,947)	$(7,473)	$16,712	$(114,482)
Discontinued operations (refer to Note 9)
Income (loss) from discontinued operations before benefit (provision) for income taxes	280	258	(6,881)	(1,554)
Income tax benefit (provision)	(70)	(64)	1,720	389
Net income (loss) from discontinued operations	$210	$194	$(5,161)	$(1,165)
Net income (loss)	$(16,737)	$(7,279)	$11,551	$(115,647)
Less: Dividends on preferred stock	1,999	1,999	5,997	5,997
Less: Net income attributable to non-controlling interest	2,008	2,031	6,282	3,968
Net loss attributable to Ready Capital Corporation	$(20,744)	$(11,309)	$(728)	$(125,612)

Earnings per common share from continuing operations - basic	$(0.13)	$(0.07)	$0.02	$(0.74)
Earnings per common share from discontinued operations - basic	$0.00	$0.00	$(0.03)	$(0.01)
Total earnings per common share - basic	$(0.13)	$(0.07)	$(0.01)	$(0.75)

Earnings per common share from continuing operations - diluted	$(0.13)	$(0.07)	$0.02	$(0.74)
Earnings per common share from discontinued operations - diluted	$0.00	$0.00	$(0.03)	$(0.01)
Total earnings per common share - diluted	$(0.13)	$(0.07)	$(0.01)	$(0.75)

Weighted-average shares outstanding
Basic	163,574,703	168,335,483	165,491,135	169,669,145
Diluted	165,873,807	169,509,208	167,790,240	170,815,080

Dividends declared per share of common stock	$0.125	$0.25	$0.375	$0.85
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$(16,737)	$(7,279)	$11,551	$(115,647)
Other comprehensive income (loss) - net change by component:
Derivative financial instruments (cash flow hedges)	(872)	(12,639)	(8,157)	(7,834)
Foreign currency translation	64	2,257	2,624	1,534
Other comprehensive income (loss)	$(808)	$(10,382)	$(5,533)	$(6,300)
Comprehensive income (loss)	$(17,545)	$(17,661)	$6,018	$(121,947)
Less: Comprehensive income attributable to non-controlling interests	2,011	1,945	6,257	3,909
Comprehensive income (loss) attributable to Ready Capital Corporation	$(19,556)	$(19,606)	$(239)	$(125,856)
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three Months Ended September 30, 2025
	Preferred Series E		Common Stock		Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Ready Capital Corporation Equity	Non-controlling Interests	Total Stockholders' Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at June 30, 2025	4,600,000	$111,378	164,326,387	$17	$2,267,540	$(528,524)	$(23,293)	$1,827,118	$98,544	$1,925,662
Dividend declared:
Common stock ($0.125 per share)	—	—	—	—	—	(20,441)	—	(20,441)	—	(20,441)
OP units	—	—	—	—	—	—	—	—	(75)	(75)
$0.390625 per Series C preferred share	—	—	—	—	—	(131)	—	(131)	—	(131)
$0.406250 per Series E preferred share	—	—	—	—	—	(1,868)	—	(1,868)	—	(1,868)
Stock-based compensation	—	—	23,704	—	182	—	—	182	—	182
Share repurchases	—	—	(2,515,254)	—	(10,586)	—	—	(10,586)	—	(10,586)
Reallocation of non-controlling interest	—	—	—	—	(58)	—	8	(50)	50	—
Net income (loss)	—	—	—	—	—	(18,745)	—	(18,745)	2,008	(16,737)
Other comprehensive income (loss)	—	—	—	—	—	—	(811)	(811)	3	(808)
Balance at September 30, 2025	4,600,000	$111,378	161,834,837	$17	$2,257,078	$(569,709)	$(24,096)	$1,774,668	$100,530	$1,875,198

	Three Months Ended September 30, 2024
	Preferred Series E		Common Stock		Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Ready Capital Corporation Equity	Non-controlling Interests	Total Stockholders' Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at June 30, 2024	4,600,000	$111,378	168,167,272	$17	$2,287,684	$(92,319)	$(13,880)	$2,292,880	$98,985	$2,391,865
Dividend declared:
Common stock ($0.25 per share)	—	—	—	—	—	(42,375)	—	(42,375)	—	(42,375)
OP units	—	—	—	—	—	—	—	—	(228)	(228)
$0.390625 per Series C preferred share	—	—	—	—	—	(131)	—	(131)	—	(131)
$0.406250 per Series E preferred share	—	—	—	—	—	(1,868)	—	(1,868)	—	(1,868)
Conversion of OP units into common stock	—	—	315,000	—	2,649	—	—	2,649	(2,649)	—
Stock-based compensation	—	—	48,980	—	450	—	—	450	—	450
Share repurchases	—	—	(548)	—	(5)	—	—	(5)	—	(5)
Reallocation of non-controlling interest	—	—	—	—	1,451	—	(56)	1,395	(1,395)	—
Net income (loss)	—	—	—	—	—	(9,310)	—	(9,310)	2,031	(7,279)
Other comprehensive loss	—	—	—	—	—	—	(10,296)	(10,296)	(86)	(10,382)
Balance at September 30, 2024	4,600,000	$111,378	168,530,704	$17	$2,292,229	$(146,003)	$(24,232)	$2,233,389	$96,658	$2,330,047
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Nine Months Ended September 30, 2025
	Preferred Series E		Common Stock		Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Ready Capital Corporation Equity	Non-controlling Interests	Total Stockholders' Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2024	4,600,000	$111,378	162,792,372	$17	$2,250,291	$(505,089)	$(18,552)	$1,838,045	$97,697	$1,935,742
Dividend declared:
Common stock ($0.375 per share)	—	—	—	—	—	(63,892)	—	(63,892)	—	(63,892)
OP units	—	—	—	—	—	—	—	—	(261)	(261)
$1.17188 per Series C preferred share	—	—	—	—	—	(393)	—	(393)	—	(393)
$1.21875 per Series E preferred share	—	—	—	—	—	(5,604)	—	(5,604)	—	(5,604)
Distributions, net	—	—	—	—	—	—	—	—	(187)	(187)
Shares issued pursuant to merger transaction	—	—	12,766,819	—	64,600	—	—	64,600	—	64,600
Stock-based compensation	—	—	760,794	—	6,860	—	—	6,860	—	6,860
Conversion of OP units into common stock	—	—	282,614	—	1,197	—	—	1,197	(1,197)	—
Share repurchases	—	—	(14,767,762)	—	(67,685)	—	—	(67,685)	—	(67,685)
Reallocation of non-controlling interest	—	—	—	—	1,815	—	(36)	1,779	(1,779)	—
Net income (loss)	—	—	—	—	—	5,269	—	5,269	6,282	11,551
Other comprehensive income (loss)	—	—	—	—	—	—	(5,508)	(5,508)	(25)	(5,533)
Balance at September 30, 2025	4,600,000	$111,378	161,834,837	$17	$2,257,078	$(569,709)	$(24,096)	$1,774,668	$100,530	$1,875,198

	Nine Months Ended September 30, 2024
	Preferred Series E		Common Stock		Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Ready Capital Corporation Equity	Non-controlling Interests	Total Stockholders' Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2023	4,600,000	$111,378	172,276,105	$17	$2,321,989	$124,413	$(17,860)	$2,539,937	$98,464	$2,638,401
Dividend declared:
Common stock ($0.85 per share)	—	—	—	—	—	(144,804)	—	(144,804)	—	(144,804)
OP units	—	—	—	—	—	—	—	—	(968)	(968)
$1.17188 per Series C preferred share	—	—	—	—	—	(393)	—	(393)	—	(393)
$1.21875 per Series E preferred share	—	—	—	—	—	(5,604)	—	(5,604)	—	(5,604)
Contributions, net	—	—	(1,981)	—	(18)	—	—	(18)	600	582
Stock-based compensation	—	—	435,052	—	5,056	—	—	5,056	—	5,056
Conversion of OP units into common stock	—	—	420,000	—	3,632	—	—	3,632	(3,632)	—
Share repurchases	—	—	(4,598,472)	—	(40,276)	—	—	(40,276)	—	(40,276)
Reallocation of non-controlling interest	—	—	—	—	1,846	—	(131)	1,715	(1,715)	—
Net income (loss)	—	—	—	—	—	(119,615)	—	(119,615)	3,968	(115,647)
Other comprehensive loss	—	—	—	—	—	—	(6,241)	(6,241)	(59)	(6,300)
Balance at September 30, 2024	4,600,000	$111,378	168,530,704	$17	$2,292,229	$(146,003)	$(24,232)	$2,233,389	$96,658	$2,330,047
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash Flows From Operating Activities:
Net income (loss)	$11,551	$(115,647)
Net income (loss) from discontinued operations, net of tax	(5,161)	(1,165)
Net income (loss) from continuing operations	16,712	(114,482)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	33,208	38,484
Stock-based compensation	5,010	5,642
Provision for (recovery of) loan losses	(62,951)	7,751
Impairment loss on real estate owned, held for sale	8,476	26,627
Depreciation and amortization on real estate owned	1,100	—
Repair and denial reserve	1,627	282
Paid-in-kind accrued interest	(4,061)	(56,995)
Provision for loan losses on purchased future receivables	—	2,118
Valuation allowance (recovery), loans held for sale	(38,761)	156,107
Net (income) loss of unconsolidated joint ventures, net of distributions	(1,509)	(2,912)
Realized (gains) losses, net	132,945	46,863
Unrealized (gains) losses, net	(626)	(3,594)
Bargain purchase gain	(112,562)	(13,859)
Loans, held for sale, net	556,246	270,411
Changes in operating assets and liabilities:
Derivative instruments	(457)	(4,720)
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	41,127	(70,315)
Receivable from third parties	(6,209)	1,587
Other assets	(111,574)	(59,795)
Accounts payable and other accrued liabilities	8,922	59,080
Net cash provided by operating activities from continuing operations	$466,663	$288,280
Net cash used for operating activities from discontinued operations	(23,784)	(42,625)
Net cash provided by operating activities	$442,879	$245,655
Cash Flows From Investing Activities:
Origination of loans	(420,697)	(674,770)
Proceeds from disposition and principal payment of loans	1,593,480	1,614,847
Funding of investments held to maturity	(2,385)	—
Funding of real estate, held for sale	(964)	(1,308)
Proceeds from sale of real estate, held for sale	57,743	56,766
Investment in unconsolidated joint ventures	(20,280)	(17,657)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	9,800	8,384
Payment of liabilities under participation agreements	(1,335)	(4,009)
Net cash provided by (used for) disposal of discontinued operations	3,521	—
Net cash provided by (used for) asset acquisitions	4,249	—
Net cash provided by (used for) business acquisitions	16,020	(44,166)
Net cash provided by investing activities from continuing operations	$1,239,152	$938,087
Net cash provided by investing activities from discontinued operations	43,316	59,955
Net cash provided by investing activities	$1,282,468	$998,042
Cash Flows From Financing Activities:
Proceeds from secured borrowings	2,710,938	1,714,585
Repayment of secured borrowings	(1,870,521)	(1,633,621)
Repayment of the Paycheck Protection Program Liquidity Facility borrowings	(10,451)	(13,885)
Repayment of securitized debt obligations of consolidated VIEs	(2,295,827)	(1,136,024)
Proceeds from senior secured note	290,250	92,119
Repayment of corporate debt	(232,140)	—
Repayment of guaranteed loan financing	(147,002)	(101,909)
Payment of deferred financing costs	(25,940)	(10,851)
Common stock repurchased	(65,721)	(39,190)
Settlement of share-based awards in satisfaction of withholding tax requirements	(1,964)	(1,086)
Dividend payments	(90,716)	(161,456)
Distributions, net	—	(18)
Net cash used for financing activities from continuing operations	$(1,739,094)	$(1,291,336)
Net cash provided by (used for) financing activities from discontinued operations	(4,324)	19,474
Net cash used for financing activities	$(1,743,418)	$(1,271,862)
Net decrease in cash, cash equivalents, and restricted cash including cash classified within assets held for sale	(18,071)	(28,165)
Less: Net decrease in cash and cash equivalents within assets held for sale	(29,792)	(1,241)
Net increase (decrease) in cash, cash equivalents, and restricted cash	11,721	(26,924)
Cash, cash equivalents, and restricted cash beginning balance	182,774	262,506
Cash, cash equivalents, and restricted cash ending balance	$194,495	$235,582
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2025	2024
Supplemental disclosures:
Cash paid for interest	$385,608	$520,795
Cash received for income taxes	$(228)	$(11,942)
Non-cash investing activities
Loans transferred from loans, held for sale to loans, net	$130,126	$—
Loans transferred from loans, net to loans, held for sale	$722,797	$719,623
Loans transferred to real estate owned, held for sale	$519,824	$18,711
Contingent consideration in connection with acquisitions	$15,242	$2,007
Non-cash financing activities
Shares and OP units issued in connection with merger transactions	$64,600	$—
Conversion of OP units to common stock	$1,197	$3,632
Cash, cash equivalents, and restricted cash reconciliation
Cash and cash equivalents	$147,505	$181,315
Restricted cash	44,491	31,331
Cash, cash equivalents, and restricted cash in assets of consolidated VIEs	2,499	22,936
Cash, cash equivalents, and restricted cash ending balance	$194,495	$235,582
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
Sutherland Partners, L.P. (the “operating partnership”) holds substantially all of the Company’s assets and conducts substantially all of the Company’s business. As of September 30, 2025 and December 31, 2024, the Company owned approximately 99.6% and 99.5% of the operating partnership, respectively. The Company, as sole general partner of the operating partnership, has responsibility and discretion in the management and control of the operating partnership, and the limited partners of the operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the operating partnership. Therefore, the Company consolidates the operating partnership.
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
Funding Circle. On July 1, 2024, the Company acquired Funding Circle USA, Inc. (“Funding Circle”) through its subsidiary, iBusiness Funding LLC, for approximately $41.2 million in cash plus the assumption of certain liabilities
(the “Funding Circle Acquisition”). Funding Circle is an online lending platform that originates and services small business loans. The Funding Circle Acquisition integrates Funding Circle’s loan origination servicing platform with the
Company’s Lending as a Service and LenderAI product offerings. Refer to Note 5 for assets acquired and liabilities assumed in the Funding Circle Acquisition.
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
Note 2. Basis of Presentation
The unaudited interim consolidated financial statements herein, referred to as the “consolidated financial statements”, as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.
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
Purchased credit deteriorated (“PCD”) loans are purchased loans that, as of the acquisition date, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment under ASC 326, Financial Instruments-Credit Losses. An allowance for credit losses is determined using the same methodology as loans held for investment. When a discounted cash flow model is used to determine the allowance for credit losses, the change in the allowance associated with the time value of money is presented as an adjustment to interest income. The sum of a loan's purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the unpaid principal balance of a loan is a non-credit discount or premium which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision for loan losses.
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
Derivative instruments
Subject to maintaining qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, comprised of interest rate swaps and FX forwards as part of its risk management strategy. The
Company accounts for derivative instruments under ASC 815, Derivatives and Hedging (“ASC 815”). All derivatives are reported as either assets or liabilities in the consolidated balance sheets at the estimated fair value with the changes in the fair value recorded in earnings unless hedge accounting is elected. As of September 30, 2025 and December 31,
2024, the Company had offset $16.5 million and $25.4 million of cash collateral payable against gross derivative asset positions, respectively.
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
Real estate owned
The Company generally acquires real estate assets through foreclosure or deed-in-lieu of foreclosure in full or partial settlement of loan obligations. Based on the Company’s strategic plan to realize the maximum value from the real estate acquired, properties are either classified as real estate owned, held for use if the Company intends to hold, operate or develop the property for a period of at least 12 months or real estate owned, held for sale if the Company intends to market these properties for sale in the near term.
Real estate owned, held for use. Upon acquisition of a property, the Company assesses the fair value of acquired tangible and intangible assets (including above and below-market leases) and allocates the fair value of the acquired assets and assumed liabilities. The Company assesses fair value based on estimated cash flow projections, as well as other available market information. Real estate owned, held for use is recorded at acquisition cost less any accumulated depreciation. Depreciation is computed using a straight-line method over the estimated useful life of 50 years for building and improvements and 8 years for furniture, fixtures and equipment. On a quarterly basis, management assesses whether there are any indicators that the value of the Company’s properties classified as held for use may be impaired.
Such indicators include occupancy trends, revenue per available room trends, leasing trends, current and estimated future cash flows associated with the property and other quantitative and qualitative factors. A property is considered impaired if management’s estimate of the aggregate future cash flows is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Company’s estimates of aggregate future cash flows involve significant judgment and assumptions, including current economic conditions and therefore, actual results could be materially different.
Gains or losses from operating lease income are recorded as other income (loss) in the consolidated statement of operations.
Real estate owned, held for sale. Real estate owned, held for sale is recorded at acquisition at the property’s estimated fair value less estimated costs to sell. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, real estate owned, held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged through impairment.
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
Intangible assets
The Company accounts for intangible assets under ASC 350, Intangibles- Goodwill and Other (“ASC 350”). The
Company’s intangible assets include an SBA license, capitalized software, a broker network, trade names, above and below market leases and customer relationships. The Company capitalizes software costs expected to result in long-term operational benefits, such as replacement systems or new applications that result in significantly increased operational efficiencies or functionality as well as costs related to internally developed software expected to be sold, leased or otherwise marketed under ASC 985-20, Software- costs of software to be sold, leased, or marketed. All other costs incurred in connection with internal use software are expensed as incurred. The Company initially records its intangible assets at cost or fair value and will test for impairment if a triggering event occurs. Intangible assets are included within other assets in the consolidated balance sheets. The Company amortizes intangible assets with identified estimated useful lives on a straight-line basis over their estimated useful lives.
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
The qualitative assessment requires judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, macroeconomic conditions, industry and market conditions and relevant entity specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. In the third quarter of 2025, as a result of the qualitative assessment, the Company determined that it was more likely than not that the estimated fair value of each of the reporting units exceeded its respective estimated carrying value. Therefore, goodwill for each reporting unit was not impaired and a quantitative test was not required.
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
Most of the Company’s revenue streams, such as revenue associated with financial instruments, including interest income, realized or unrealized gains on financial instruments, loan servicing fees, loan origination fees, hotel income, among other revenue streams, follow specific revenue recognition criteria and therefore the guidance referenced above does not have a material impact on the consolidated financial statements. In addition, revisions to existing accounting rules regarding the determination of whether a company is acting as a principal or agent in an arrangement and accounting for sales of nonfinancial assets where the seller has continuing involvement, did not materially impact the
Company. A further description of the revenue recognition criteria is outlined below.
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
Lease rental income. Revenue from real estate owned operations primarily includes lease rental income which arises from base rent income, net of concessions, from tenant leases. Base rent is recognized on a straight-line basis over the term of the lease and recorded as other income in the consolidated statement of operations. Such income for the three and nine months ended September 30, 2025, was not material.
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
Note 4. Recent Accounting Pronouncements
ASU 2025-06, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted
Improvements to the Accounting for Internal-Use Software Issued September 2025
This ASU makes targeted improvements to increase the operability of the recognition guidance considering different methods of software development. The ASU is effective in reporting periods beginning after December 15, 2027, including interim periods within the fiscal year, on a prospective or retrospective basis, or using a modified transition method. Early adoption is permitted. The Company is currently assessing the impact upon adoption of this standard on the consolidated financial statements.
ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurements of Credit Losses for Accounts
Receivable and Contract Assets Issued July 2025
This ASU provides a practical expedient related to the estimation of expected credit losses. The ASU is effective in reporting periods beginning after December 15, 2025, including interim periods within the fiscal year, on a prospective basis. Early adoption is permitted. The Company is currently assessing the impact upon adoption of this standard on the consolidated financial statements.
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
The table below summarizes the fair value of assets acquired and liabilities assumed from the UDF IV Merger.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Assets
Cash and cash equivalents	$16,020	$—	$16,020
Loans, net	158,469	13,848	172,317
Investment in unconsolidated joint ventures	5,290	—	5,290
Other Assets:
Accrued interest	1,231	—	1,231
Receivable from third party	738	—	738
Other	1,946	—	1,946
Total assets acquired	$183,694	$13,848	$197,542
Liabilities
Accounts payable and other accrued liabilities	1,214	(605)	609
Contract liability	—	4,529	4,529
Total liabilities assumed	$1,214	$3,924	$5,138
Net assets acquired	$182,480	$9,924	$192,404
In a business combination, the initial allocation of the purchase price is considered preliminary and therefore, is subject to change until the end of the measurement period. The final determination must occur within one year of the merger date. Because the measurement period for the UDF IV Merger remains open, certain fair value estimates may change once all information necessary to make a final fair value assessment is received. The amounts presented in the table above pertain to the preliminary purchase price allocation reported at the time of the UDF IV Merger based on information that was available to management at the time the consolidated financial statements were prepared. The preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value of the assets acquired and liabilities assumed, which could have an impact on the consolidated financial statements. Subsequent to the determination of the preliminary purchase price allocation, the Company recorded a measurement period adjustment based on the updated valuations obtained by increasing net assets acquired, decreasing the consideration transferred and increasing the bargain purchase gain related to this transaction by $10.1 million.
The table below illustrates the aggregate consideration transferred, net assets acquired, and the related bargain purchase gain, which was primarily driven by a discount in UDF IV’s market valuation due to factors such as the illiquid nature of
UDF IV’s shares, and a change in our stock price between the date of the agreement and the closing date of the UDF IV
Merger.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Fair value of net assets acquired	$182,480	$9,924	$192,404

Consideration transferred based on the value of common stock issued	64,600	—	64,600
Contingent consideration	15,409	(167)	15,242
Total consideration transferred	$80,009	$(167)	$79,842

Bargain purchase gain	$102,471	$10,091	$112,562
The table above includes contingent consideration in the form of CVRs valued at approximately $15.4 million or $1.21 per CVR. Subsequent to the determination of the preliminary purchase price allocation, based on updated valuations obtained, the Company recorded a measurement period adjustment of $0.2 million to decrease the value of the CVR. As of September 30, 2025, the updated purchase price of the CVRs was valued at approximately $15.2 million or $1.19 per
CVR. See note 7 for more information about the valuation of the CVRs.
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
Because the measurement period for the Funding Circle Acquisition remained open until July 1, 2025, certain fair value estimates changed once all information necessary to make a final fair value assessment was received. The amounts presented in the table above pertained to the preliminary purchase price allocation reported at the time of the Funding
Circle Acquisition based on information that was available to management at the time the consolidated financial statements were prepared. The preliminary purchase price allocation changed as the Company completed its analysis of the fair value of the assets acquired and liabilities assumed, which impacted the consolidated financial statements. While the measurement period remained open, there have been no adjustments related to this transaction.
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
Loan portfolio
The table below summarizes the classification, unpaid principal balance (“UPB”), and carrying value of loans held by the Company including loans of consolidated VIEs.

	September 30, 2025		December 31, 2024
(in thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Bridge	$2,605,140	$2,645,511	$1,246,725	$1,309,683
Fixed rate	151,561	152,141	197,162	197,272
Construction	476,279	604,346	733,276	874,558
Freddie Mac	1,377	1,337	—	—
SBA - 7(a)	1,039,365	1,091,047	1,043,120	1,075,845
Other	86,779	105,894	157,866	177,155
Total Loans, net	$4,360,501	$4,600,276	$3,378,149	$3,634,513
Loans in consolidated VIEs
Bridge	1,057,164	1,059,878	3,854,982	3,970,084
Fixed rate	577,404	579,726	685,505	688,347
SBA - 7(a)	145,445	154,425	178,498	189,737
Other	176,470	176,907	211,076	212,020
Total Loans, net, in consolidated VIEs	$1,956,483	$1,970,936	$4,930,061	$5,060,188
Loans, held for sale
Bridge	1,696	44,400	58,703	134,065
Fixed rate	—	—	2,750	6,056
Construction	18,277	29,427	54,392	77,487
Freddie Mac	18,947	18,752	36,248	35,931
SBA - 7(a)	115,903	108,574	87,825	81,524
Other	8,969	8,440	1,708	1,817
Total Loans, held for sale	$163,792	$209,593	$241,626	$336,880
Total	$6,480,776	$6,780,805	$8,549,836	$9,031,581
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
willingness to meet its financial obligations.

The tables below summarize the classification, UPB, carrying value and gross write-offs of loans by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2025	2024	2023	2022	2021	Pre 2021	Total
September 30, 2025
Bridge	$3,705,389	$—	$296,572	$196,360	$1,417,367	$1,619,122	$132,883	$3,662,304
Fixed rate	731,867	—	—	—	93,743	176,541	458,681	728,965
Construction	604,346	20,016	48,984	26,940	196,638	36,413	147,288	476,279
Freddie Mac	1,337	—	—	—	1,377	—	—	1,377
SBA - 7(a)	1,245,472	172,987	214,214	127,817	273,002	169,978	226,812	1,184,810
Other	282,801	17,629	14,374	2,777	4,214	451	223,804	263,249
Total Loans, net	$6,571,212	$210,632	$574,144	$353,894	$1,986,341	$2,002,505	$1,189,468	$6,316,984
Gross write-offs		$—	$507	$1,216	$989	$707	$159,830	$163,249
	UPB	2024	2023	2022	2021	2020	Pre 2020	Total
December 31, 2024
Bridge	$5,279,767	$321,439	$244,283	$2,083,723	$2,270,504	$105,279	$76,479	$5,101,707
Fixed rate	885,619	—	—	109,733	180,209	86,013	506,712	882,667
Construction	874,558	9,233	26,925	162,309	83,287	144	451,378	733,276
SBA - 7(a)	1,265,582	235,374	138,670	322,007	237,105	94,730	193,732	1,221,618
Other	389,175	14,769	2,881	4,225	685	9,205	337,177	368,942
Total Loans, net	$8,694,701	$580,815	$412,759	$2,681,997	$2,771,790	$295,371	$1,565,478	$8,308,210
Gross write-offs		$28	$1,440	$1,710	$3,022	$617	$7,776	$14,593
The tables below present delinquency information on loans, net by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2025	2024	2023	2022	2021	Pre 2021	Total
September 30, 2025
Current	$5,900,289	$209,686	$567,582	$322,153	$1,636,525	$1,818,311	$1,143,691	$5,697,948
30 - 59 days past due	165,989	—	357	—	119,696	36,888	8,605	165,546
60+ days past due	504,934	946	6,205	31,741	230,120	147,306	37,172	453,490
Total Loans, net	$6,571,212	$210,632	$574,144	$353,894	$1,986,341	$2,002,505	$1,189,468	$6,316,984
	UPB	2024	2023	2022	2021	2020	Pre 2020	Total
December 31, 2024
Current	$8,094,859	$575,781	$392,201	$2,488,252	$2,566,736	$289,352	$1,475,325	$7,787,647
30 - 59 days past due	148,612	3,666	1,676	92,516	26,385	734	6,311	131,288
60+ days past due	451,230	1,368	18,882	101,229	178,669	5,285	83,842	389,275
Total Loans, net	$8,694,701	$580,815	$412,759	$2,681,997	$2,771,790	$295,371	$1,565,478	$8,308,210
The table below presents delinquency information on loans, net by portfolio.

(in thousands)	Current	30 - 59 days past due	60+ days past due	Total	Non-Accrual Loans	90+ days past due and Accruing
September 30, 2025
Bridge	$3,158,486	$156,066	$347,752	$3,662,304	$293,846	$102,949
Fixed rate	704,442	3,301	21,222	728,965	21,222	—
Construction	453,171	—	23,108	476,279	37,998	15,378
Freddie Mac	—	—	1,377	1,377	1,377	—
SBA - 7(a)	1,139,206	1,073	44,531	1,184,810	84,660	12
Other	242,643	5,106	15,500	263,249	12,680	578
Total Loans, net	$5,697,948	$165,546	$453,490	$6,316,984	$451,783	$118,917
Percentage of loans outstanding	90.2%	2.6%	7.2%	100%	7.2%	1.9%
December 31, 2024
Bridge	$4,732,393	$93,078	$276,236	$5,101,707	$366,890	$88,396
Fixed rate	840,951	8,421	33,295	882,667	33,295	—
Construction	691,655	—	41,621	733,276	60,018	—
SBA - 7(a)	1,160,844	27,124	33,650	1,221,618	64,687	—
Other	361,804	2,665	4,473	368,942	1,871	973
Total Loans, net	$7,787,647	$131,288	$389,275	$8,308,210	$526,761	$89,369
Percentage of loans outstanding	93.7%	1.6%	4.7%	100%	6.3%	1.1%
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
The table below presents quantitative information on the credit quality of loans, net.

	LTV(1)
(in thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
September 30, 2025
Bridge	$1,463	$17,193	$373,850	$2,307,306	$608,918	$353,574	$3,662,304
Fixed rate	92	23,942	301,584	386,001	17,346	—	728,965
Construction	4,164	17,194	100,224	221,121	77,181	56,395	476,279
Freddie Mac	—	—	—	1,377	—	—	1,377
SBA - 7(a)	13,920	62,366	155,999	319,904	183,128	449,493	1,184,810
Other	68,902	79,224	66,537	36,038	9,314	3,234	263,249
Total Loans, net	$88,541	$199,919	$998,194	$3,271,747	$895,887	$862,696	$6,316,984
Percentage of loans outstanding	1.4%	3.2%	15.8%	51.7%	14.2%	13.7%	100.0%
December 31, 2024
Bridge	$—	$103,364	$553,768	$3,230,535	$471,137	$742,903	$5,101,707
Fixed rate	1,348	29,799	379,043	446,246	26,231	—	882,667
Construction	27,973	4,725	90,615	160,507	17,892	431,564	733,276
SBA - 7(a)	14,222	65,279	184,965	354,891	219,371	382,890	1,221,618
Other	105,417	116,848	61,974	62,662	16,661	5,380	368,942
Total Loans, net	$148,960	$320,015	$1,270,365	$4,254,841	$751,292	$1,562,737	$8,308,210
Percentage of loans outstanding	1.8%	3.9%	15.3%	51.2%	9.0%	18.8%	100.0%
(1)LTV is calculated by dividing the current UPB by the most recent collateral value received. The most recent value for performing loans is often the third-party as-is valuation utilized during the original underwriting process.
The table below presents the geographic concentration of loans, net, secured by real estate.

Geographic Concentration (% of UPB)	September 30, 2025	December 31, 2024
Texas	25.2%	19.3%
California	11.8	10.8
Florida	9.1	7.9
Arizona	7.9	7.7
Georgia	7.3	6.7
New York	3.4	4.8
Washington	3.2	3.1
Ohio	2.5	2.5
Illinois	2.1	3.1
North Carolina	1.9	4.0
Other	25.6	30.1
Total	100.0%	100.0%
The table below presents the collateral type concentration of loans, net.

Collateral Concentration (% of UPB)	September 30, 2025	December 31, 2024
Multi-family	57.5%	60.1%
SBA	19.0	14.6
Industrial	5.5	4.8
Land	4.7	1.0
Retail	4.0	4.1
Office	3.5	3.2
Mixed Use	2.6	9.5
Other	3.2	2.7
Total	100.0%	100.0%

The table below presents the collateral type concentration of SBA loans within loans, net.

Collateral Concentration (% of UPB)	September 30, 2025	December 31, 2024
Lodging	19.1%	20.9%
Gasoline Service Stations	9.9	12.0
Eating Places	6.0	6.5
Child Day Care Services	5.7	5.7
Offices of Physicians	3.1	3.7
General Freight Trucking, Local	2.7	3.0
Grocery Stores	2.4	2.3
Car Washes	1.5	1.1
Assisted Living Facilities for the Elderly	1.0	1.0
Coin-Operated Laundries and Drycleaners	0.9	1.4
Other	47.7	42.4
Total	100.0%	100.0%
Allowance for credit losses
The allowance for credit losses consists of the allowance for losses on loans and lending commitments accounted for at amortized cost. Such loans and lending commitments are reviewed quarterly considering credit quality indicators, including probable and historical losses, collateral values, LTV ratios, and economic conditions.
The table below presents the allowance for loan losses by loan product and impairment methodology.

(in thousands)	Bridge	Fixed rate	Construction	SBA - 7(a)	Other	Total
September 30, 2025
General	$17,025	$2,517	$807	$29,275	$1,474	$51,098
Specific	23,759	1,586	14,958	8,601	262	49,166
PCD	—	—	68,786	—	—	68,786
Ending balance	$40,784	$4,103	$84,551	$37,876	$1,736	$169,050
December 31, 2024
General	$126,471	$3,156	$493	$18,825	$1,523	$150,468
Specific	43,974	1,958	137,812	3,262	631	187,637
PCD	—	—	1,834	—	—	1,834
Ending balance	$170,445	$5,114	$140,139	$22,087	$2,154	$339,939

The table below presents a summary of the changes in the allowance for loan losses.

(in thousands)	Bridge	Fixed rate	Construction	SBA - 7(a)	Other	Total
Three Months Ended September 30, 2025
Beginning balance	$40,710	$5,115	$150,137	$33,335	$3,282	$232,579
Provision for (recoveries of) loan losses	300	(498)	31,536	6,942	315	38,595
Measurement period adjustment	—	—	43,107	—	—	43,107
Time value of money adjustment	—	—	6,319	—	—	6,319
Charge-offs and sales	(226)	(514)	(146,548)	(2,590)	(1,861)	(151,739)
Recoveries	—	—	—	189	—	189
Ending balance	$40,784	$4,103	$84,551	$37,876	$1,736	$169,050
Three Months Ended September 30, 2024
Beginning balance	$14,398	$6,480	$7,910	$13,566	$2,478	$44,832
Provision for (recoveries of) loan losses	8,438	(186)	41,253	3,680	(575)	52,610
Charge-offs and sales	—	—	—	(724)	—	(724)
Recoveries	—	—	—	524	—	524
Ending balance	$22,836	$6,294	$49,163	$17,046	$1,903	$97,242
Nine Months Ended September 30, 2025
Beginning balance	$170,445	$5,114	$140,139	$22,087	$2,154	$339,939
Provision for (recoveries of) loan losses	(129,435)	1,305	41,192	18,442	1,443	(67,053)
PCD(1)	—	—	52,535	—	—	52,535
Time value of money adjustment	—	—	6,319	—	—	6,319
Charge-offs and sales	(226)	(2,316)	(155,634)	(3,212)	(1,861)	(163,249)
Recoveries	—	—	—	559	—	559
Ending balance	$40,784	$4,103	$84,551	$37,876	$1,736	$169,050
Nine Months Ended September 30, 2024
Beginning balance	$36,241	$13,598	$30,870	$17,867	$3,029	$101,605
Provisions for (recoveries of) loan losses	(13,405)	(4,675)	23,038	3,434	(1,060)	7,332
Charge-offs and sales	—	(2,629)	(4,745)	(4,983)	(66)	(12,423)
Recoveries	—	—	—	728	—	728
Ending balance	$22,836	$6,294	$49,163	$17,046	$1,903	$97,242
(1)Includes the impact of a measurement period adjustment related to the UDF IV Merger. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the UDF Merger.
The table above excludes $1.8 million and $1.1 million of allowance for loan losses on unfunded lending commitments as of September 30, 2025 and September 30, 2024, respectively. Refer to Note 3 – Summary of Significant Accounting
Policies for more information on accounting policies, methodologies and judgment applied to determine the allowance for loan losses and lending commitments.
Non-accrual loans
A loan is placed on nonaccrual status when it is probable that principal and interest will not be collected under the original contractual terms. At that time, interest income is no longer accrued.
The table below presents information on non-accrual loans.

(in thousands)	September 30, 2025	December 31, 2024
Non-accrual loans
With an allowance	$433,980	$509,752
Without an allowance	17,803	17,009
Total carrying value of non-accrual loans	$451,783	$526,761
Allowance for loan losses related to non-accrual loans	$(47,841)	$(125,218)
UPB of non-accrual loans	$503,808	$654,526

	September 30, 2025	September 30, 2024
Interest income on non-accrual loans for the three months ended	$2,510	$1,066
Interest income on non-accrual loans for the nine months ended	$13,009	$6,245

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
Three months ended September 30, 2025. During the three months ended September 30, 2025, the Company entered into
50 loan modifications with an aggregate carrying value of $491.6 million, or 7.8% of total loans, net. These modified loans include a combination of changes to the contractual terms which were in the form of interest rate reductions, term extensions and other-than-insignificant payment delays.
There were 6 loans with an aggregate carrying value of $187.2 million, or 2.9% of loans, net that were modified to include term extensions which ranged between 2 and 120 months with a weighted average of 5 months added to the original loan term. Included within these modifications was 1 SBA loan with a carrying value of $0.7 million with a 120 month term extension, which is included in the range mentioned above. There were 34 loans with an aggregate carrying value of $135.7 million, or 2.2% of loans, net that were modified to include interest payment deferrals which ranged between 5 and 26 months with a weighted average of 8 months and include payments for periods before the modification date. There were 7 loans with an aggregate carrying value of $79.6 million, or 1.3% of loans, net that were modified to include both term extensions and interest payment deferrals. The term extensions ranged between 2 and 60 months with a weighted average of 11 months added to the original loan term. Interest payment deferrals ranged between 2 and 25 months with a weighted average of 11 months. Payment modifications include the reduction of interest payments to equal excess net operating income with the difference between the original rate and the interest collected due at maturity.
In most cases, default interest is waived. There was 1 loan with a carrying value of $71.0 million, or 1.1% of loans, net that was modified to include both a 4 month term extension added to the original loan term and an interest rate reduction from SOFR + 5.50% to SOFR + 4.00% from July 2025 to June 2026. There was 1 loan with a carrying value of $18.0 million, or 0.3% of loans, net that was assumed by a new borrower with a 23 month term extension added to the original loan term and a 10 month interest payment deferral. There was 1 loan with a carrying value of $0.1 million, or less than
0.1% of loans, net that was modified to include both a 7 month interest payment deferral and an interest rate reduction from a fixed rate of 10.25% to a fixed rate of 6.0% from June 2025 to October 2026.
During the three months ended September 30, 2025, $2.8 million of total capital was invested by the borrowers, substantially all in the form of payments in contribution to interest reserve accounts and equity in the projects.
Nine months ended September 30, 2025. During the nine months ended September 30, 2025, the Company entered into
104 loan modifications with an aggregate carrying value of $857.2 million, or 13.6% of total loans, net. These modified loans include a combination of changes to the contractual terms which were in the form of interest rate reductions, term extensions and other-than-insignificant payment delays.
There were 18 loans with an aggregate carrying value of $267.2 million, or 4.3% of loans, net, that were modified to include term extensions which ranged between 2 and 120 months with a weighted average of 10 months added to the original loan term. Included within these modifications was 1 SBA loan with a carrying value of $0.7 million with a 120 month term extension, which is included in the range mentioned above. There were 60 loans with an aggregate carrying value of $149.2 million, or 2.4% of loans, net that were modified to include interest payment deferrals which ranged between 3 and 28 months with a weighted average of 8 months and include payments for periods before the modification date. There were 16 loans with an aggregate carrying value of $121.2 million, or 1.9% of loans, net that were modified to include both term extensions and interest payment deferrals. The term extensions ranged between 3 and 60 months with a weighted average of 14 months added to the original loan term. Interest payment deferrals ranged between 6 and 25 months with a weighted average of 14 months. Payment modifications include the reduction of interest payments to equal excess net operating income with the difference between the original rate and the interest collected due at maturity.
In most cases, default interest is waived. There were 2 loans with an aggregate carrying value of $99.8 million, or 1.6%
of loans, net that were modified to include both term extensions which ranged between 4 and 24 months with a weighted average of 10 months added to the original loan term and interest rate reductions which range between SOFR + 5.50% to
SOFR + 4.00% from May 2025 to October 2027. There were 3 loans with an aggregate carrying value of $81.8 million, or 1.3% of loans, net that were assumed by new borrowers and modified to include both term extensions and interest payment deferrals. The term extensions ranged between 19 and 32 months with a weighted average of 25 months added to the original loan term. Interest payment deferrals ranged between 10 and 24 months with a weighted average of 16 months. There were 2 loans with an aggregate carrying value of $78.2 million, or 1.2% of loans, net that were assumed by new borrowers and modified to include term extensions. The term extensions ranged between 18 and 35 months with a weighted average of 28 months added to the original loan term. There were 2 loans with an aggregate carrying value of
$34.4 million, or 0.5% of loans, net that were modified to include both interest payment deferrals which ranged between
7 and 26 months with a weighted average of 26 months and interest rate reductions which range between a fixed rate of
10.25% to a fixed rate of 6.0% from June 2024 to September 2027. There was 1 loan with a carrying value of $25.4 million, or 0.4% of loans, net that was modified to include an 12 month term extension added to the original loan term, a
7 month interest payment deferral, and an interest rate reduction from SOFR + 5.75% to SOFR + 3.50% from June 2025 to March 2026.
During the nine months ended September 30, 2025, $13.4 million of total capital was invested by the borrowers, substantially all in the form of payments in contribution to various reserve accounts.
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
There was 1 loan with a carrying value of $93.3 million, or 1.0% of loans, net that was modified to include an interest payment deferral of 7 months and includes payments for periods before the modification date. There were 7 loans with an aggregate carrying value of $68.8 million, or 0.8% of loans, net, that were modified to include both term extensions and interest payment deferrals. The term extension ranged between 2 and 125 months with a weighted average of 11 months added to the original loan term. Included within these modifications was 1 SBA loan with a carrying value of less than $0.1 million with a 125 month term extension, which is included in the range mentioned above. Interest payment deferrals ranged between 6 and 28 months with a weighted average of 15 months and include payments for periods before the modification date. Payment modifications include the reduction of interest payments to equal excess net operating income with the difference between the original rate and the interest collected due at maturity. In most cases, cash management accounts are set up for the loans and default interest is waived. There was 1 loan with a carrying value of $62.3 million, or 0.7% of loans, net that was modified to include an 18 month term extension, a 22 month interest payment deferral and an interest rate reduction from SOFR + 3.30% to SOFR + 0.50% from October 2024 to
August 2025 and to SOFR + 1.00% from September 2025 to August 2026.
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
There were 20 loans with an aggregate carrying value of $425.6 million, or 4.7% of loans, net that were modified to include both term extensions and interest payment deferrals. The term extensions ranged between 2 and 125 months with a weighted average of 12 months added to the original loan term. Included within these modifications was 1 SBA loan with a carrying value of less than $0.1 million with a 125 month term extension, which is included in the range mentioned above. Interest payment deferrals ranged between 6 and 32 months with a weighted average of 14 months and include payments for periods before the modification date. Payment modifications include the reduction of interest payments to equal excess net operating income with the difference between the original rate and the interest collected due at maturity. In most cases, cash management accounts are set up for the loans and default interest is waived. There were 4 loans with an aggregate carrying value of $151.8 million, or 1.7% of loans, net that were modified to include interest payment deferrals which ranged between 7 and 28 months with a weighted average of 11 months and include payments for periods before the modification date. Payment modifications include the reduction of interest payments to equal excess net operating income with the difference between the original rate and the interest collected due at maturity.
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
Allowance for loan losses. The Company’s allowance for loan losses reflects estimates of expected life-time loan losses, which considers historical loan losses including losses from modified loans to borrowers experiencing financial difficulty. The Company continues to estimate the allowance for loan losses after modification using loan-specific inputs. Majority of the modified loans during the three and nine months ended September 30, 2025 and September 30,
2024, respectively, were on accrual status and performing in accordance with the modified contractual terms.
Loans with modifications disclosed in the previous twelve months are performing in accordance with their modified terms as of September 30, 2025, except for 30 loans with a carrying value of $32.4 million which did not make payments in accordance with their modified terms during the three months ended September 30, 2025.
On loans for which the Company determines foreclosure of the collateral is probable, expected losses are measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. As of September 30, 2025 and December 31, 2024, the Company’s total carrying amount of loans in the foreclosure process was $31.3 million and $8.4 million, respectively.
Lending commitments. For the three and nine months ended September 30, 2025, lending commitments to borrowers experiencing financial difficulty for which the Company has modified the loan terms were $10.9 million and $37.9 million, respectively. For the three and nine months ended September 30, 2024, lending commitments to borrowers experiencing financial difficulty for which the Company has modified the loan terms were not material and $22.7 million, respectively.
PCD loans
On March 13, 2025, the Company acquired PCD loans in connection with the UDF IV Merger. Subsequent to the determination of the preliminary purchase price allocation, based on updated valuations obtained, the Company recorded a measurement period adjustment of $36.3 million to increase the PCD allowance. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the UDF IV Merger. The table below presents a reconciliation of the Company’s purchase price with the par value of the purchased loans.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
UPB	$200,729	$(37,205)	$163,524
Allowance for credit losses	(16,626)	(36,291)	(52,917)
Non-credit discount	(87,141)	51,469	(35,672)
Purchase price of loans classified as PCD	$96,962	$(22,027)	$74,935
The Company did not acquire any PCD loans during the three months ended September 30, 2025 or September 30, 2024.
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

As of September 30, 2025, the CVRs associated with the closing of the UDF IV Merger were valued at approximately
$17.9 million or $1.40 per CVR.
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
The table below presents financial instruments carried at fair value on a recurring basis.

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2025
Assets:
Money market funds (1)	$143,601	$—	$—	$143,601
Loans, net	—	—	1,088	1,088
Loans, held for sale	—	143,819	—	143,819
PPP loans (2)	—	326	—	326
MBS	—	33,105	—	33,105
Derivative instruments	—	5,295	—	5,295
Investment in unconsolidated joint ventures	—	—	5,952	5,952
Preferred equity investment (3)	—	—	90,532	90,532
Total assets	$143,601	$182,545	$97,572	$423,718

Liabilities:
Derivative instruments	—	1,627	—	1,627
Contingent consideration	—	—	18,385	18,385
Total liabilities	$—	$1,627	$18,385	$20,012
December 31, 2024
Assets:
Money market funds (1)	$86,637	$—	$—	$86,637
Loans, net	—	—	3,533	3,533
Loans, held for sale	—	125,781	2,750	128,531
PPP loans (2)	—	1,340	—	1,340
MBS	—	31,006	—	31,006
Derivative instruments	—	7,963	—	7,963
Investment in unconsolidated joint ventures	—	—	6,577	6,577
Preferred equity investment (3)	—	—	92,810	92,810
Total assets	$86,637	$166,090	$105,670	$358,397

Liabilities:
Derivative instruments	—	352	—	352
Contingent consideration	—	—	573	573
Total liabilities	$—	$352	$573	$925
(1) Money market funds are included in cash and cash equivalents on the consolidated balance sheets
(2) PPP loans are included in other assets on the consolidated balance sheets
(3) Preferred equity investment held through consolidated joint ventures is included in assets of consolidated VIEs on the consolidated balance sheets
The table below presents the valuation techniques and significant unobservable inputs used to value Level 3 financial instruments, using third party information without adjustment.

(in thousands)	Fair Value	Predominant Valuation Technique (1)	Type	Range	Weighted Average
September 30, 2025
Assets:
Investment in unconsolidated joint ventures	$5,952	Income Approach	Discount rate	9.0%	9.0%
Preferred equity investment	90,532	Income Approach	Discount rate	12.0%	12.0%
Total assets	$96,484
Liabilities:
Contingent consideration- Madison One	$491	Monte Carlo Simulation Model	Net income volatility | Risk- adjusted discount rate	64.0% | 51.0%	64.0% | 51.0%
Contingent consideration - UDF	17,894	Distributable Cash Flow Approach	Discount factor	17.5%	17.5%
Total liabilities	$18,385
December 31, 2024
Assets:
Investment in unconsolidated joint ventures	$6,577	Income Approach	Discount rate	9.0%	9.0%
Preferred equity investment	92,810	Income Approach	Discount rate	12.0%	12.0%
Total assets	$99,387
Liabilities:
Contingent consideration- Madison One	$573	Monte Carlo Simulation Model	Net income volatility | Risk- adjusted discount rate	66.0% | 44.3%	66.0% | 44.3%
Total liabilities	$573
(1) Prices are weighted based on the UPB of the loans and securities included in the range for each class.
Included within Level 3 assets of $97.6 million as of September 30, 2025 and $105.7 million as of December 31, 2024, is $1.1 million and $6.3 million, respectively, of transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value.

The table below presents a summary of changes in fair value for Level 3 assets and liabilities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Assets:
Loans, net
Beginning balance	$1,263	$—	$3,533	$9,348
Sales / Principal payments	(81)	—	(1,070)	—
Unrealized gains (losses), net	(94)	—	(1,375)	680
Mergers and acquisitions (2)	—	4,851	—	4,851
Transfer to (from) Level 3	—	—	—	(10,028)
Ending balance	$1,088	$4,851	$1,088	$4,851
Loans, held for sale
Beginning balance	—	9,145	2,750	—
Sales / Principal payments	—	(4,009)	—	(4,009)
Unrealized gains (losses), net	—	(75)	10	(75)
Transfer to (from) Level 3	—	—	(2,760)	9,145
Ending balance	$—	$5,061	$—	$5,061
Investment in unconsolidated joint ventures
Beginning balance	6,163	6,974	6,577	7,360
Unrealized gains (losses), net	(211)	(197)	(625)	(583)
Ending balance	$5,952	$6,777	$5,952	$6,777
Preferred equity investment (1)
Beginning balance	88,583	108,423	92,810	108,423
Unrealized gains (losses), net	1,949	—	(2,278)	—
Ending balance	$90,532	$108,423	$90,532	$108,423
Total assets
Beginning balance	96,009	124,542	105,670	125,131
Sales / Principal payments	(81)	(4,009)	(1,070)	(4,009)
Unrealized gains (losses), net	1,644	(272)	(4,268)	22
Mergers and acquisitions (2)	—	4,851	—	4,851
Transfer to (from) Level 3	—	—	(2,760)	(883)
Ending balance	$97,572	$125,112	$97,572	$125,112
Liabilities:
Contingent consideration
Beginning balance	17,189	3,926	573	7,628
Realized (gains) losses, net	—	—	—	(7,628)
Unrealized (gains) losses, net	1,196	(1,919)	2,403	(1,919)
Mergers and acquisitions (2)	—	—	15,409	3,926
Ending balance	$18,385	$2,007	$18,385	$2,007
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
Financial instruments not carried at fair value
The table below presents the carrying value and estimated fair value of financial instruments that are not carried at fair value and are classified as Level 3.

	September 30, 2025		December 31, 2024
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Loans, net	$6,315,896	$6,143,561	$8,304,677	$8,426,700
Loans, held for sale	19,973	19,973	113,095	113,095
Servicing rights	126,966	144,449	128,440	141,513
Total assets	$6,462,835	$6,307,983	$8,546,212	$8,681,308
Liabilities:
Secured borrowings	2,879,172	2,879,172	2,035,176	2,035,176
Securitized debt obligations of consolidated VIEs, net	1,293,778	1,265,857	3,580,513	3,532,765
Senior secured notes, net	721,151	704,561	437,847	421,427
Guaranteed loan financing	565,883	594,326	691,118	724,747
Corporate debt, net	666,624	637,781	895,265	865,380
Total liabilities	$6,126,608	$6,081,697	$7,639,919	$7,579,495
As of both September 30, 2025 and December 31, 2024, other assets and accounts payable and accrued liabilities are not carried at fair value but generally approximate fair value. Further details are presented in Note 18 – Other Assets and
Other Liabilities.
Note 8. Servicing Rights
The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The
Company’s servicing fees are specified by pooling and servicing agreements.
The table below presents information about servicing rights at amortized cost.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
SBA
Beginning net carrying amount	$39,193	$35,327	$39,227	$29,536
Additions	2,534	4,892	9,626	13,165
Amortization	(1,623)	(1,522)	(5,203)	(3,482)
Recovery (impairment)	339	20	(3,207)	(502)
Ending net carrying amount	$40,443	$38,717	$40,443	$38,717
Multi-family
Beginning net carrying amount	64,627	70,222	67,996	73,301
Additions	681	2,003	3,367	4,623
Amortization	(3,046)	(2,927)	(9,101)	(8,626)
Ending net carrying amount	$62,262	$69,298	$62,262	$69,298
USDA
Beginning net carrying amount	16,404	14,219	16,465	—
Additions	3,506	1,336	6,615	15,749
Amortization	(732)	(572)	(2,064)	(766)
Recovery (impairment)	1,371	—	(467)	—
Ending net carrying amount	$20,549	$14,983	$20,549	$14,983
Small business loans
Beginning net carrying amount	4,059	—	4,752	—
Additions	476	5,831	1,600	5,831
Amortization	(728)	(840)	(2,279)	(840)
Impairment	(95)	—	(361)	—
Ending net carrying amount	$3,712	$4,991	$3,712	$4,991
Total servicing rights	$126,966	$127,989	$126,966	$127,989
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
The table below presents additional information about servicing rights at amortized cost.

	As of September 30, 2025		As of December 31, 2024
(in thousands)	UPB	Carrying Value	UPB	Carrying Value
SBA	$1,900,425	$40,443	$1,779,233	$39,227
Multi-family	6,347,352	62,262	6,160,486	67,996
USDA	685,496	20,549	599,362	16,465
Small business loans	438,532	3,712	494,609	4,752
Total	$9,371,805	$126,966	$9,033,690	$128,440
The table below presents significant assumptions used in the estimated valuation of servicing rights at amortized cost.

	September 30, 2025				December 31, 2024
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA
Forward prepayment rate	4.4%	-	21.7%	10.1%	9.9%	-	21.6%	10.6%
Forward default rate	0.0%	-	4.0%	1.3%	0.0%	-	6.8%	6.6%
Discount rate	10.0%	-	19.0%	11.8%	11.9%	-	21.8%	12.2%
Servicing expense	0.4%	-	0.4%	0.4%	0.4%	-	0.4%	0.4%

Multi-family
Forward prepayment rate	0.0%	-	7.3%	7.0%	0.0%	-	7.3%	6.7%
Forward default rate	0.0%	-	1.0%	0.1%	0.0%	-	1.0%	0.6%
Discount rate	5.2%	-	5.2%	5.2%	5.5%	-	6.0%	5.8%
Servicing expense	0.0%	-	0.8%	0.1%	0.0%	-	0.8%	0.1%

USDA
Forward prepayment rate	5.2%	-	16.3%	11.7%	12.2%	-	12.2%	12.2%
Discount rate	4.5%	-	6.0%	5.6%	4.9%	-	5.2%	5.1%
Servicing expense	0.1%	-	0.3%	0.2%	0.1%	-	0.3%	0.2%

Small business loans
Discount rate	6.0%	-	6.0%	6.0%	6.0%	-	6.0%	6.0%
Servicing expense	0.5%	-	0.5%	0.5%	0.5%	-	0.5%	0.5%
Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The table below presents the possible impact of 10% and 20% adverse changes to key assumptions on servicing rights.

(in thousands)	September 30, 2025	December 31, 2024
SBA
Forward prepayment rate
Impact of 10% adverse change	$(1,248)	$(1,273)
Impact of 20% adverse change	$(2,426)	$(2,473)
Forward default rate
Impact of 10% adverse change	$(204)	$(192)
Impact of 20% adverse change	$(407)	$(382)
Discount rate
Impact of 10% adverse change	$(1,329)	$(1,349)
Impact of 20% adverse change	$(2,571)	$(2,605)
Servicing expense
Impact of 10% adverse change	$(2,668)	$(2,545)
Impact of 20% adverse change	$(5,336)	$(5,091)
Multi-family
Forward prepayment rate
Impact of 10% adverse change	$(483)	$(530)
Impact of 20% adverse change	$(950)	$(1,041)
Forward default rate
Impact of 10% adverse change	$(13)	$(14)
Impact of 20% adverse change	$(25)	$(28)
Discount rate
Impact of 10% adverse change	$(1,878)	$(2,132)
Impact of 20% adverse change	$(3,677)	$(4,161)
Servicing expense
Impact of 10% adverse change	$(2,483)	$(2,519)
Impact of 20% adverse change	$(4,972)	$(5,037)
USDA
Forward prepayment rate
Impact of 10% adverse change	$(1,090)	$(958)
Impact of 20% adverse change	$(2,085)	$(1,829)
Discount rate
Impact of 10% adverse change	$(526)	$(399)
Impact of 20% adverse change	$(1,028)	$(782)
Servicing expense
Impact of 10% adverse change	$(804)	$(681)
Impact of 20% adverse change	$(1,609)	$(1,362)
Small business loans
Discount rate
Impact of 10% adverse change	$(19)	$(28)
Impact of 20% adverse change	$(37)	$(58)
Servicing expense
Impact of 10% adverse change	$(290)	$(300)
Impact of 20% adverse change	$(579)	$(600)
The table below presents estimated future amortization expense for servicing rights.

(in thousands)	September 30, 2025
2025	$6,194
2026	22,245
2027	18,768
2028	15,727
2029	13,759
Thereafter	50,273
Total	$126,966
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

(in thousands)	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$—	$24,328
Restricted cash	—	5,464
Loans, net	—	222
Loans, held for sale	—	158,152
Loans eligible for repurchase from Ginnie Mae	—	14,107
Servicing rights(1)	—	55,582
Other assets	—	29,740
Total Assets	$—	$287,595
Liabilities
Secured borrowings	$—	$190,333
Liabilities for loans eligible for repurchase from Ginnie Mae	—	14,107
Derivative instruments	—	1,443
Accounts payable and other accrued liabilities	—	22,852
Total Liabilities	$—	$228,735
(1)Servicing rights are Level 3 assets that had been measured at fair value using the income approach valuation technique. Refer to Note 7- Fair value measurements for further details.

The table below presents the operating results of the Residential Mortgage Banking segment presented as discontinued
operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Interest income	$—	$2,716	$4,693	$6,678
Interest expense	—	(3,010)	(4,515)	(8,295)
Net interest income (expense)	$—	$(294)	$178	$(1,617)
Non-interest income
Residential mortgage banking activities	(556)	14,897	20,399	35,492
Net realized gain (loss) on financial instruments	—	—	9,832	2,938
Net unrealized gain (loss) on financial instruments	—	—	(8,952)	(7,219)
Servicing income, net of amortization and impairment	—	6,274	1,776	24,162
Other income	—	4	8	12
Total non-interest income	$(556)	$21,175	$23,063	$55,385
Non-interest expense
Employee compensation and benefits	(38)	(5,122)	(6,391)	(16,624)
Variable expenses on residential mortgage banking activities	—	(11,318)	(13,599)	(25,526)
Professional fees	(3)	(748)	(827)	(1,160)
Loan servicing expense	—	(1,541)	(3,702)	(6,282)
Other operating expenses	(13)	(1,894)	(3,483)	(5,730)
Total non-interest expense	$(54)	$(20,623)	$(28,002)	$(55,322)
Income (loss) from discontinued operations before income tax benefit (provision)	(610)	258	(4,761)	(1,554)
Income (loss) from disposal of discontinued operations before income tax benefit (provision)	890	—	(2,120)	—
Net income (loss) from discontinued operations before income tax benefit (provision)	$280	$258	$(6,881)	$(1,554)
Income tax benefit (provision)	(70)	(64)	1,720	389
Net income (loss) from discontinued operations	$210	$194	$(5,161)	$(1,165)
Note 10. Secured Borrowings
The table below presents certain characteristics of secured borrowings.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	September 30, 2025	December 31, 2024
3	SBA loans	November 2025 - June 2027	SOFR + 2.84% Prime - 0.82%	$335,000	$417,510	$334,045	$250,601
1	LMM loans - USD	February 2026	SOFR + 1.35%	80,000	18,947	18,752	35,931
1	LMM loans - Non-USD (4)	January 2027	EURIBOR + 3.00%	58,742	40,194	30,040	30,513
2	USDA loans	June 2027 - August 2028	SOFR + 2.78%	148,500	25,712	35,382	—
Total borrowings under credit facilities and other financing agreements				$622,242	$502,363	$418,219	$317,045
9	LMM loans	October 2025 - September 2028	SOFR + 2.79%	4,735,000	3,490,291	2,325,766	1,482,085
5	MBS	October 2025 - January 2026	5.92%	135,187	253,610	135,187	236,046
Total borrowings under repurchase agreements				$4,870,187	$3,743,901	$2,460,953	$1,718,131
Total secured borrowings				$5,492,429	$4,246,264	$2,879,172	$2,035,176
(1)Represents the total number of facility lenders.
(2)Current maturity does not reflect extension options available beyond original commitment terms.
(3)Asset class pricing is determined using an index rate plus a weighted average spread.
(4)Non-USD denominated credit facilities and repurchase agreements have been converted into USD for purposes of this disclosure.
In the table above, the agreements governing secured borrowings require maintenance of certain financial and debt covenants. As of both September 30, 2025 and December 31, 2024, certain financing counterparties covenants calculations were amended to exclude the PPPLF from certain covenant calculations. As of both September 30, 2025 and
December 31, 2024 the Company was in compliance with all debt and financial covenants.

The table below presents the carrying value of collateral pledged with respect to secured borrowings outstanding.

	Pledged Assets Carrying Value
(in thousands)	September 30, 2025	December 31, 2024
Collateral pledged - borrowings under credit facilities and other financing agreements
Loans, held for sale	$30,473	$36,249
Loans, net	471,890	351,443
Total	$502,363	$387,692
Collateral pledged - borrowings under repurchase agreements
Loans, net	2,919,334	2,036,311
MBS	33,105	21,729
Retained interest in assets of consolidated VIEs	220,505	436,617
Loans, held for sale	—	81,708
Real estate acquired in settlement of loans	570,957	127,828
Total	$3,743,901	$2,704,193
Total collateral pledged on secured borrowings	$4,246,264	$3,091,885
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
As of September 30, 2025, the Company was in compliance with all covenants with respect to the Senior Secured Notes and the Term Loan.
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
As of September 30, 2025, the Company was in compliance with all covenants with respect to its Corporate debt.
The Debt ATM Agreement
On May 20, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B.
Riley Securities, Inc. (the “Agent”), pursuant to which it may offer and sell, from time to time, up to $100.0 million of the Company’s 6.20% Senior Notes due 2026 and 5.75% Senior Notes due 2026. Sales of such notes pursuant to the
Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule
415 under the Securities Act (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and the Company. No such sales through the Debt ATM
Program were made during the three and nine months ended September 30, 2025 or September 30, 2024, respectively.
The table below presents information about senior secured notes and corporate debt issued through public and private transactions.

(in thousands)	Coupon Rate	Maturity Date	September 30, 2025
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Senior secured notes principal amount(2)	9.375%	3/1/2028	270,000
Term loan principal amount(3)	SOFR + 5.50%	4/12/2029	115,250
Unamortized discount			(2,031)
Unamortized deferred financing costs			(12,068)
Total senior secured notes, net			$721,151
Corporate debt principal amount(4)	5.50%	12/30/2028	110,000
Corporate debt principal amount(5)	6.20%	7/30/2026	67,437
Corporate debt principal amount(5)	5.75%	2/15/2026	131,852
Corporate debt principal amount(6)	7.375%	7/31/2027	100,000
Corporate debt principal amount(7)	5.00%	11/15/2026	100,000
Corporate debt principal amount(8)	9.00%	12/15/2029	129,371
Unamortized discount - corporate debt			(5,896)
Unamortized deferred financing costs - corporate debt			(2,390)
Junior subordinated notes principal amount(9)	SOFR + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(10)	SOFR + 3.10%	4/30/2035	21,250
Total corporate debt, net			$666,624
Total carrying amount of debt			$1,387,775
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
(9) Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(10) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.

The table below presents the contractual maturities for senior secured notes and corporate debt.

(in thousands)	September 30, 2025
2025	$—
2026	649,289
2027	100,000
2028	380,000
2029	244,621
Thereafter	36,250
Total contractual amounts	$1,410,160
Unamortized deferred financing costs, discounts, and premiums, net	(22,385)
Total carrying amount of debt	$1,387,775
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
interest expense in the accompanying consolidated statements of operations. Guaranteed loan financings are secured by loans of $566.1 million and $691.0 million as of September 30, 2025 and December 31, 2024, respectively.
The table below presents guaranteed loan financing and the related interest rates and maturity dates.

(in thousands)	Weighted Average Interest Rate	Range of Interest Rates	Range of Maturities (Years)	Ending Balance
September 30, 2025	8.36%	1.45-9.50%	2025-2048	$565,883
December 31, 2024	8.69%	1.45-10.00%	2025-2048	$691,118
The table below presents the contractual maturities of guaranteed loan financing.

(in thousands)	September 30, 2025
2025	$21
2026	515
2027	3,475
2028	5,371
2029	9,248
Thereafter	547,253
Total	$565,883
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
Consolidated VIEs
The Company consolidates variable interests held in an acquired joint venture investment for which it is the primary beneficiary. The equity held by the remaining owners and their portions of net income (loss) are reflected in stockholders’ equity on the consolidated balance sheets as Non-controlling interests and in the consolidated statements of operations as Net income attributable to noncontrolling interests, respectively. As of September 30, 2025 and
December 31, 2024, income and expenses on joint venture investments identified as consolidated VIEs were not material.
The table below presents assets and liabilities of consolidated VIEs.

(in thousands)	September 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$9	$—
Restricted cash	2,490	8,411
Loans, net	1,956,483	4,930,061
Loans, held for sale	—	—
Preferred equity investment (1)	90,532	92,810
Receivable from third parties (1)	15,721	—
Accrued interest (1)	85,582	140,607
Real estate owned	15,288	1,583
Other assets	—	1,823
Total assets	$2,166,105	$5,175,295
Liabilities:
Securitized debt obligations of consolidated VIEs, net	1,293,778	3,580,513
Due to third parties (2)	2,521	4,116
Accounts payable and other accrued liabilities	—	93
Total liabilities	$1,296,299	$3,584,722
(1)Assets are included in Assets of consolidated VIEs on the consolidated balance sheets.
(2)Due to third parties held through consolidated VIEs are included in Accounts payable and other accrued liabilities on the consolidated balance sheets.
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
The consolidation of securitization transactions includes the senior securities issued to third parties which are shown as securitized debt obligations of consolidated VIEs in the consolidated balance sheets.

The table below presents additional information on the Company’s securitized debt obligations.

	September 30, 2025			December 31, 2024
(in thousands)	Current Principal Balance	Carrying Value	Weighted Average Interest Rate	Current Principal Balance	Carrying Value	Weighted Average Interest Rate
ReadyCap Lending Small Business Trust 2019-2	$8,402	$8,402	7.0%	$18,189	$18,189	7.9%
ReadyCap Lending Small Business Trust 2023-3	75,091	73,960	7.6	101,004	99,390	8.4
Sutherland Commercial Mortgage Trust 2019-SBC8	77,691	76,623	2.9	89,496	88,231	2.9
Sutherland Commercial Mortgage Trust 2021-SBC10	50,366	49,684	1.7	60,816	59,907	1.6
ReadyCap Commercial Mortgage Trust 2016-3	2,501	2,485	5.4	6,401	6,289	5.3
ReadyCap Commercial Mortgage Trust 2018-4	43,393	42,476	4.8	46,980	45,707	4.6
ReadyCap Commercial Mortgage Trust 2019-5	42,805	39,671	5.1	68,125	64,209	5.0
ReadyCap Commercial Mortgage Trust 2019-6	136,770	134,329	3.6	168,946	165,943	3.5
ReadyCap Commercial Mortgage Trust 2022-7	174,223	169,767	4.1	190,426	184,852	4.1
Ready Capital Mortgage Financing 2021-FL5	—	—	—	75,970	75,970	7.3
Ready Capital Mortgage Financing 2021-FL6	—	—	—	206,377	206,377	6.7
Ready Capital Mortgage Financing 2021-FL7	314,622	314,622	6.3	423,529	423,529	7.0
Ready Capital Mortgage Financing 2022-FL8	—	—	—	587,693	587,625	7.5
Ready Capital Mortgage Financing 2022-FL9	—	—	—	328,522	328,090	8.5
Ready Capital Mortgage Financing 2022-FL10	—	—	—	576,655	573,924	8.2
Ready Capital Mortgage Financing 2023-FL11	168,636	168,636	7.7	322,630	321,742	8.2
Ready Capital Mortgage Financing 2023-FL12	213,230	213,123	8.0	331,692	330,437	8.2
Total	$1,307,730	$1,293,778	5.8%	$3,603,451	$3,580,411	7.1%
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
Unconsolidated VIEs
The Company does not consolidate variable interests held in an acquired joint venture investment accounted for as an equity method investment as it does not have the power to direct the activities that most significantly impact their economic performance and therefore, the Company only accounts for its specific interest in them.
The table below reflects variable interests in identified VIEs for which the Company is not the primary beneficiary.

	Carrying Amount		Maximum Exposure to Loss (1)
(in thousands)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
MBS (2)	$30,242	$28,233	$30,242	$28,233
Investment in unconsolidated joint ventures	178,840	161,561	178,840	161,561
Total assets in unconsolidated VIEs	$209,082	$189,794	$209,082	$189,794
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
The table below presents the components of interest income and expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Interest income
Loans, net
Bridge	$74,076	$138,835	$253,398	$433,526
Fixed rate	9,260	11,643	29,444	35,602
Construction	12,349	27,135	35,353	83,266
SBA - 7(a)	27,595	30,948	82,271	94,183
PPP (1)	146	88	934	516
Other	6,376	7,728	18,748	23,731
Total loans, net (2)	$129,802	$216,377	$420,148	$670,824
Loans, held for sale
Bridge	(73)	85	3,457	209
Fixed rate	—	107	26	371
Construction	(1)	2,840	326	7,240
SBA - 7(a)	2,461	2,066	6,764	2,066
Other	622	379	1,112	1,135
Total loans, held for sale (2)	$3,009	$5,477	$11,685	$11,021
Loans, held at fair value
Other	31	182	107	182
Total loans, held at fair value	$31	$182	$107	$182
Investments held to maturity (1)	—	93	—	120
Preferred equity investment (2)	3,325	3,325	9,916	7,848
MBS	1,324	1,083	3,337	3,015
Total interest income	$137,491	$226,537	$445,193	$693,010
Interest expense
Secured borrowings	(64,005)	(51,712)	(159,416)	(150,850)
PPPLF borrowings (3)	(10)	(21)	(35)	(73)
Securitized debt obligations of consolidated VIEs	(23,450)	(86,979)	(126,284)	(281,707)
Guaranteed loan financing	(11,659)	(16,959)	(37,078)	(53,249)
Senior secured notes	(15,504)	(6,859)	(39,183)	(17,608)
Corporate debt	(12,343)	(13,042)	(41,278)	(39,057)
Total interest expense	$(126,971)	$(175,572)	$(403,274)	$(542,544)
Net interest income before provision for loan losses	$10,520	$50,965	$41,919	$150,466
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

		September 30, 2025			December 31, 2024
(in thousands)	Primary Underlying Risk	Notional Amount	Derivative Asset	Derivative Liability	Notional Amount	Derivative Asset	Derivative Liability
Interest Rate Swaps - not designated as hedges	Interest rate risk	$26,300	$2,580	$—	$26,300	$3,506	$—
Interest Rate Swaps - designated as hedges	Interest rate risk	396,943	18,839	(361)	396,943	29,030	—
FX forwards	Foreign exchange rate risk	20,731	340	(1,266)	34,133	851	(352)
Total		$443,974	$21,759	$(1,627)	$457,376	$33,387	$(352)
The table below presents gains and losses on derivatives.

(in thousands)	Net Realized Gain (Loss)	Net Unrealized Gain (Loss)
Three Months Ended September 30, 2025
Interest rate swaps	$2,030	$(199)
FX forwards	(223)	428
Total	$1,807	$229
Three Months Ended September 30, 2024
Interest rate swaps	$4,460	$(992)
Total	$4,460	$(992)
Nine Months Ended September 30, 2025
Interest rate swaps	$5,995	$(1,111)
FX forwards	(223)	428
Total	$5,772	$(683)
Nine Months Ended September 30, 2024
Interest rate swaps	$12,418	$(1,405)
FX forwards	912	—
Total	$13,330	$(1,405)
In the table above:
•Gains (losses) on interest rate swaps and FX forwards are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of operations.
•For qualifying hedges of interest rate risk on interest rate swaps, the effective portion relating to the unrealized gain (loss) on derivatives are recorded in AOCI.
The table below summarizes the gains and losses on derivatives which have qualified for hedge accounting.

(in thousands)	Derivatives - effective portion reclassified from AOCI to income	Derivatives - effective portion recorded in OCI	Total change in OCI for period
Interest rate swaps
Three Months Ended September 30, 2025	$(233)	$(1,105)	$(872)
Three Months Ended September 30, 2024	$(274)	$(12,913)	$(12,639)
Nine Months Ended September 30, 2025	$(729)	$(8,886)	$(8,157)
Nine Months Ended September 30, 2024	$(835)	$(8,669)	$(7,834)
In the table above:
•Forecasted transactions on interest rates consists of benchmark interest rate hedges of SOFR indexed floating-
rate liabilities.
•Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.
•Amounts recorded in OCI for the period represents after tax amounts.
Note 16. Real Estate Owned

The table below presents details on the real estate owned portfolio.

(in thousands)	September 30, 2025	December 31, 2024
Acquired REO, held for sale:
Mixed use	$7,501	$13,159
Multi-family	54,371	18,000
Lodging	12,808	16,461
Residential	168,659	250
Office	3,750	3,750
Retail	4,190	—
Land	71,096	91,111
Total Acquired REO, held for sale	$322,375	$142,731
Other REO, held for sale:
Office	7,125	4,365
Mixed use	12,210	15,210
Multi-family	23,747	30,000
Retail	5,349	1,126
Other	455	5
Total Other REO, held for sale	$48,886	$50,706
REO, held for use:
Land	21,469	—
Building and improvements, net	226,559	—
Furniture, fixtures and equipment, net	13,696	—
Total REO, held for use	$261,724	$—
Total real estate owned	$632,985	$193,437
In the table above:
•Depreciation expense related to REO, held for use was $1.1 million for both the three and nine months ended
September 30, 2025. There was no such depreciation expense for the three and nine months ended
September 30, 2024.
•Other REO excludes $15.3 million and $1.6 million as of September 30, 2025 and December 31, 2024, respectively, of real estate owned, held for sale within consolidated VIEs.
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
in the Management Agreement) up to $500 million and 1.00% per annum of stockholders’ equity in excess of
$500 million.
The table below presents the management fee payable to the Manager.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Management fee - total	$5.2million	$6.5million	$15.8million	$19.3million
Management fee - amount unpaid	$5.2million	$6.3million	$5.2million	$6.3million
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
The current term of the Management Agreement will expire on October 31, 2025 and is automatically renewed for successive one-year terms on each anniversary thereafter; provided, however, that either the Company or the Manager may terminate the Management Agreement annually upon 180 days prior notice. Under certain limited circumstances described above, the Company and the operating partnership are required to make certain payments to the Manager upon termination.
Expense reimbursement. In addition to the management fees and incentive distribution described above, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company and for certain services provided by the Manager to the Company. Expenses incurred by the Manager and reimbursed by the
Company are typically included in salaries and benefits or general and administrative expense in the consolidated statements of operations.
The table below presents reimbursable expenses payable to the Manager.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reimbursable expenses payable to Manager - total	$4.0million	$2.5million	$12.9million	$8.6million
Reimbursable expenses payable to Manager - amount unpaid	$7.7million	$4.2million	$7.7million	$4.2million

Co-Investment with Manager
On July 15, 2022, the Company closed on a $125.0 million commitment to invest into a parallel vehicle, Waterfall Atlas
Anchor Feeder, LLC (the “Fund”), a fund managed by the Manager, in exchange for interests in the Fund. In exchange for the Company’s commitment, the Company is entitled to 15% of any carried interest distributions received by the general partner of the Fund such that over the life of the Fund, the Company receives an internal rate of return of 1.5%
over the internal rate of return of the Fund. The Fund focuses on commercial real estate equity through the acquisition of distressed and value-add real estate across property types with local operating partners. As of September 30, 2025, the
Company has contributed $95.8 million of cash into the Fund for a remaining commitment of $29.2 million.
Note 18. Other Assets and Other Liabilities
The table below presents the composition of other assets and other liabilities.

(in thousands)	September 30, 2025	December 31, 2024
Other assets:
Goodwill	$49,501	$49,501
Deferred loan exit fees	22,467	27,811
Accrued interest	95,133	45,416
Due from servicers	8,124	7,039
Intangible assets	38,868	37,006
Receivable from third party	47,204	34,540
Deferred financing costs	12,294	8,053
Deferred tax asset	111,325	111,325
Tax receivable	60,236	1,654
Right-of-use lease asset	3,537	7,362
PPP receivables	10,641	18,363
Investments held to maturity	—	3,000
Other	13,186	11,416
Other assets	$472,516	$362,486
Accounts payable and other accrued liabilities:
Accrued salaries, wages and commissions	37,735	39,565
Accrued interest payable	40,036	39,723
Servicing principal and interest payable	20,892	13,609
Repair and denial reserve	8,986	7,359
Payable to related parties	5,175	5,566
PPP liabilities	10,441	20,892
Accrued professional fees	2,458	5,538
Lease payable	8,509	17,806
Liabilities of consolidated VIEs	2,521	4,209
Other	29,653	33,784
Total accounts payable and other accrued liabilities	$166,406	$188,051
In the table above, investments held to maturity was $3.0 million as of December 31, 2024 and consisted of multi-family preferred equities with maturities of less than one year and a weighted average interest rate of 10.0%. The provision for credit losses on held to maturity securities was not material for the three and nine months ended September 30, 2024.
Goodwill
The table below presents the carrying value of goodwill by reportable segment.

(in thousands)	September 30, 2025	December 31, 2024
LMM Commercial Real Estate	$27,324	$27,324
Small Business Lending	22,177	22,177
Total	$49,501	$49,501

Intangible assets
The table below presents information on intangible assets.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2025
Amortized intangible assets:
Internally developed software	$25,166	$10,426	$14,740
Customer relationships	10,299	2,037	8,262
Broker network	10,200	2,450	7,750
Above market leases	1,958	39	1,919
Other	3,535	1,100	2,435
Unamortized intangible assets:
Trade name	2,500	—	2,500
Trademark	262	—	262
SBA license	1,000	—	1,000
Total intangible assets	$54,920	$16,052	$38,868
Amortized intangible liabilities:
Below market leases	$(417)	$(6)	$(411)
Total intangible liabilities	$(417)	$(6)	$(411)
December 31, 2024
Amortized intangible assets:
Internally developed software	$20,518	$7,051	$13,467
Customer relationships	10,332	1,474	8,858
Broker network	10,200	1,700	8,500
Other	3,499	818	2,681
Unamortized intangible assets:
Trade name	2,500	—	2,500
SBA license	1,000	—	1,000
Total intangible assets	$48,049	$11,043	$37,006
The amortization expense related to intangible assets was $1.8 million and $5.1 million for the three and nine months ended September 30, 2025 and $1.4 million and $3.1 million for the three and nine months ended September 30, 2024, respectively. Such amounts are recorded as other operating expenses in the consolidated statements of operations.
The table below presents amortization expense related to finite-lived intangible assets for the subsequent five years.

(in thousands)	September 30, 2025
2025	$1,959
2026	6,276
2027	6,143
2028	5,116
2029	3,554
Thereafter	11,647
Total	$34,695
Note 19. Other Income and Operating Expenses

The table below presents the composition of other income and operating expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Other income:
Origination income	$6,944	$9,121	$23,486	$14,251
Hotel income	5,885	—	5,885	—
Change in repair and denial reserve	(488)	325	(1,822)	(1,841)
ERC consulting income	—	615	149	3,201
Other	2,432	4,762	9,969	21,635
Total other income	$14,773	$14,823	$37,667	$37,246
Other operating expenses:
Origination costs	4,438	6,801	16,465	10,030
Hotel expense	5,735	—	5,735	—
Technology expense	3,405	3,457	9,197	8,282
Rent and property tax expense	2,827	2,042	6,518	5,732
Depreciation and amortization expense	2,973	1,435	6,339	3,303
Recruiting, training and travel expense	462	839	1,907	2,071
Marketing expense	357	750	1,060	1,499
Bad debt expense - ERC	—	49	109	3,670
Other	4,682	2,675	9,805	9,348
Total other operating expenses	$24,879	$18,048	$57,135	$43,935
Note 20. Redeemable Preferred Stock and Stockholders’ Equity
Common stock dividends
The table below presents dividends declared by the Board on common stock during the last twelve months.

Declaration Date	Record Date	Payment Date	Dividend per Share
September 13, 2024	September 30, 2024	October 31, 2024	$0.250
December 13, 2024	December 31, 2024	January 31, 2025	$0.250
March 3, 2025	March 31, 2025	April 30, 2025	$0.125
June 13, 2025	June 30, 2025	July 31, 2025	$0.125
September 15, 2025	September 30, 2025	October 31, 2025	$0.125
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

	Restricted Stock Units/Awards
(in thousands, except share data)	Number of shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, December 31, 2024	996,549	$10,248	$10.28
Granted	1,545,723	10,313	6.67
Vested	(682,080)	(6,238)	9.15
Forfeited	(27,223)	(215)	7.90
Outstanding, March 31, 2025	1,832,969	$14,108	$7.70
Granted	22,506	113	5.02
Vested	(55,010)	(454)	8.25
Forfeited	(63,955)	(479)	7.49
Outstanding, June 30, 2025	1,736,510	$13,288	$7.65
Vested	(23,704)	(168)	7.09
Forfeited	(25,111)	(181)	7.21
Outstanding, September 30, 2025	1,687,695	$12,939	$7.67
The Company recognized $1.6 million and $5.0 million for the three and nine months ended September 30, 2025, respectively and $1.8 million and $5.6 million for the three and nine months ended September 30, 2024, respectively, of non-cash compensation expense related to its stock-based incentive plan in the consolidated statements of operations. As of September 30, 2025 and December 31, 2024, approximately $12.9 million and $10.2 million, respectively, of non-
cash compensation expense related to unvested awards had not yet been charged to net income. These costs are expected to be amortized into compensation expense ratably over the course of the remaining vesting periods.
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
The Company classifies Series C Cumulative Convertible Preferred Stock, or Series C Preferred Stock, on the balance sheets using the guidance in ASC 480‑10‑S99. The Series C Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur, such as a change in control. As of September 30, 2025, the conversion rate was 1.8391 shares of common stock per $25 principal amount of the Series C Preferred Stock, which is equivalent to a conversion price of approximately $13.59 per share of common stock. As redemption under these circumstances is not solely within the Company’s control, the Series C Preferred Stock has been classified as temporary equity. The Company has analyzed whether the conversion features should be bifurcated under the guidance in ASC 815 and has determined that bifurcation is not necessary.
The table below presents details on preferred equity by series.

			Preferential Cash Dividends			Carrying Value (in thousands)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference	Rate per Annum	Annual Dividend (per share)	September 30, 2025
C	335	0.0001	$25.00	6.25%	$1.56	$8,361
E	4,600	0.0001	$25.00	6.50%	$1.63	$111,378
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
•The Company declared dividends of $0.1 million and $1.9 million on its Series C Preferred Stock and Series E
Preferred Stock, respectively, during the three months ended September 30, 2025. The dividends were paid on
October 15, 2025 for Series C Preferred Stock and on October 31, 2025 for Series E Preferred Stock to the
holders of record as of the close of business on September 30, 2025.
•The Company may, at its option, redeem the Series E Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. Series E Preferred Stock is not redeemable prior to June 10, 2026, except under certain conditions.

Public and Private Warrants
As part of the Broadmark Merger, the Company assumed public and private placement warrants that represented the right to purchase shares of Broadmark Common Stock. As of September 30, 2025, there were 5.2 million private placement warrants outstanding, each representing the right to purchase 0.47233 shares of common stock. The Company has outstanding warrants to purchase approximately 2.5 million shares of common stock at a price of $24.34 per whole share. Settlement of outstanding warrants will be in shares of common stock, unless the Company elects (solely in the
Company’s discretion) to settle warrants the Company has called for redemption in cash, and subject to customary adjustment in the event of business combinations and certain tender offers. On November 19, 2024, 41.7 million public warrants, each representing the right to purchase 0.1180825 shares of common stock, expired.
The liability for the private placement warrants was less than $0.1 million as of September 30, 2025 and is included in accounts payable and other accrued liabilities in the consolidated balance sheets.
Equity ATM Program
On July 9, 2021, the Company, the operating partnership and the Manager entered into an Equity Distribution
Agreement, as amended on March 8, 2022 (the “Equity Distribution Agreement”), with JMP Securities LLC (the “Sales
Agent”), pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value
$0.0001 per share, having an aggregate offering price of up to $150 million, through the Sales Agent either as agent or principal (the “Equity ATM Program”). The Company made no such sales through the Equity ATM Program during the three and nine months ended September 30, 2025 or September 30, 2024. As of September 30, 2025, shares representing approximately $78.4 million remain available for sale under the Equity ATM Program.
Note 21. Earnings per Share of Common Stock
The table below provides information on the basic and diluted EPS computations, including the number of shares of common stock used for purposes of these computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share and per share amounts)	2025	2024	2025	2024
Basic Earnings
Net income (loss) from continuing operations	$(16,947)	$(7,473)	$16,712	$(114,482)
Less: Income attributable to non-controlling interest	2,008	2,031	6,282	3,968
Less: Income attributable to participating shares	2,210	2,241	6,652	6,877
Basic earnings - continuing operations	$(21,165)	$(11,745)	$3,778	$(125,327)
Basic earnings - discontinued operations	$210	$194	$(5,161)	$(1,165)

Diluted Earnings
Net income (loss) from continuing operations	(16,947)	(7,473)	16,712	(114,482)
Less: Income attributable to non-controlling interest	2,008	2,031	6,282	3,968
Less: Income attributable to participating shares	2,210	2,241	6,652	6,877
Add: Expenses attributable to dilutive instruments	131	131	393	393
Diluted earnings - continuing operations	$(21,034)	$(11,614)	$4,171	$(124,934)
Diluted earnings - discontinued operations	$210	$194	$(5,161)	$(1,165)

Number of Shares
Basic — Average shares outstanding	163,574,703	168,335,483	165,491,135	169,669,145
Effect of dilutive securities — Unvested participating shares	2,299,104	1,173,725	2,299,105	1,145,935
Diluted — Average shares outstanding	165,873,807	169,509,208	167,790,240	170,815,080

EPS Attributable to RC Common Stockholders:
Basic - continuing operations	$(0.13)	$(0.07)	$0.02	$(0.74)
Basic - discontinued operations	$0.00	$0.00	$(0.03)	$(0.01)
Basic - total	$(0.13)	$(0.07)	$(0.01)	$(0.75)

Diluted - continuing operations	$(0.13)	$(0.07)	$0.02	$(0.74)
Diluted - discontinued operations	$0.00	$0.00	$(0.03)	$(0.01)
Diluted - total	$(0.13)	$(0.07)	$(0.01)	$(0.75)
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
The redemption is required to be satisfied in shares of common stock or cash at the Company’s option, calculated as follows: one share of the Company’s common stock, or cash equal to the fair value of a share of the Company’s common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company’s equity is increased. As of September 30, 2025 and
December 31, 2024, the non-controlling interest OP unit holders owned 602,968 and 885,582 OP units, respectively.
Note 22. Offsetting Assets and Liabilities
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA
Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default, including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the
Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of September 30, 2025 and December 31, 2024, the Company
was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.
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
The Company discloses the impact of offsetting of assets and liabilities represented in the consolidated balance sheets to enable users of the consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master
Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c)
the Company intends to offset, and (d) the Company’s right of offset is enforceable at law. As of September 30, 2025 and December 31, 2024, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the consolidated balances sheets.

The table below presents the gross fair value of derivative contracts by product type, Paycheck Protection Program
Liquidity Facility borrowings and secured borrowings, the amount of netting reflected in the consolidated balance sheets, as well as the amount not offset in the consolidated balance sheets as they do not meet the enforceable credit support criteria for netting under U.S. GAAP.

				Gross amounts not offset in the Consolidated Balance Sheets(1)
(in thousands)	Gross amounts of Assets / Liabilities	Gross amounts offset	Balance in Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received / Paid	Net Amount
September 30, 2025
Assets
FX forwards	$340	$—	$340	$—	$—	$340
Interest rate swaps	21,419	16,464	4,955	—	—	4,955
Total	$21,759	$16,464	$5,295	$—	$—	$5,295
Liabilities
Interest rate swaps	361	—	361	—	—	361
FX forwards	1,266	—	1,266	—	—	1,266
Secured borrowings	2,879,172	—	2,879,172	2,879,172	—	—
PPPLF	10,441	—	10,441	10,441	—	—
Total	$2,891,240	$—	$2,891,240	$2,889,613	$—	$1,627
December 31, 2024
Assets
FX forwards	851	—	851	—	—	851
Interest rate swaps	32,536	25,424	7,112	—	—	7,112
Total	$33,387	$25,424	$7,963	$—	$—	$7,963
Liabilities
FX forwards	352	—	352	—	—	352
Secured borrowings	2,035,176	—	2,035,176	2,035,176	—	—
PPPLF	20,892	—	20,892	18,362	—	2,530
Total	$2,056,420	$—	$2,056,420	$2,053,538	$—	$2,882
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

Unfunded Loan Commitments
The table below presents unfunded loan commitments.

(in thousands)	September 30, 2025	December 31, 2024
Loans, net	$512,209	$444,838
Loans, held for sale	$55,437	$28,566
Note 25. Income Taxes
The Company is a REIT pursuant to Internal Revenue Code Section 856. Qualification as a REIT depends on the
Company’s ability to meet various requirements imposed by the Internal Revenue Code, which relate to its organizational structure, diversity of stock ownership and certain requirements with regard to the nature of its assets and the sources of its income. As a REIT, the Company generally must distribute annually dividends equal to at least 90% of its net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to earnings that are distributed. To the extent the Company satisfies this distribution requirement but distributes less than 100% of its net taxable income, it will be subject to U.S. federal income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount paid to stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if the
Company qualifies as a REIT, it may be subject to certain U.S. federal income and excise taxes and state and local taxes on its income and assets. If the Company fails to maintain its qualification as a REIT for any taxable year, it may be subject to material penalties as well as federal, state and local income tax on its taxable income at regular corporate rates and it would not be able to qualify as a REIT for the subsequent four taxable years. As of September 30, 2025 and
December 31, 2024, the Company was in compliance with all REIT requirements.
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
Results of business segments and all other. The tables below present operating and reportable business segments, along with remaining unallocated amounts primarily including interest expense relating to senior secured notes, allocated employee compensation from the Manager, management and incentive fees paid to the Manager and other general corporate overhead expenses. Unallocated assets were $402.8 million and $342.4 million as of September 30, 2025 and
September 30, 2024, respectively.

	Three Months Ended September 30, 2025
(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
Interest income	$105,856	$31,635	$137,491
Interest expense	(106,556)	(20,415)	(126,971)
Net interest income before provision for loan losses	$(700)	$11,220	$10,520
Provision for loan losses	(30,980)	(6,997)	(37,977)
Net interest income after provision for loan losses	$(31,680)	$4,223	$(27,457)
Non-interest income (loss)
Net realized gain (loss) on financial instruments and real estate owned	(179,279)	18,883	(160,396)
Net unrealized gain (loss) on financial instruments	2,279	845	3,124
Valuation (allowance) recovery, loans held for sale	178,225	—	178,225
Servicing income, net	1,155	6,354	7,509
Income (loss) on unconsolidated joint ventures	7,410	7	7,417
Other income	7,238	6,475	13,713
Total non-interest income	$17,028	$32,564	$49,592
Non-interest expense
Employee compensation and benefits	(5,023)	(13,939)	(18,962)
Allocated employee compensation and benefits from related party	(360)	—	(360)
Professional fees	(790)	(3,255)	(4,045)
Loan servicing expense	(8,081)	(1,690)	(9,771)
Impairment on real estate	(1,862)	—	(1,862)
Other operating expenses	(13,022)	(9,479)	(22,501)
Total non-interest expense	$(29,138)	$(28,363)	$(57,501)
Income (loss) before unallocated expenses and provision for income taxes	$(43,790)	$8,424	$(35,366)
Unallocated corporate income (expenses)
Gain on bargain purchase			24,472
Employee compensation and benefits			(5,431)
Professional fees			(1,963)
Management fees – related party			(5,156)
Transaction related expenses			(1,910)
Other operating expenses - net			(1,528)
Total unallocated corporate income			$8,484
Loss before provision for income taxes			$(26,882)
Total assets	$6,436,175	$1,493,159	$7,929,334

	Nine Months Ended September 30, 2025
(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
Interest income	$353,097	$92,096	$445,193
Interest expense	(342,998)	(60,276)	(403,274)
Net interest income before recovery of loan losses	$10,099	$31,820	$41,919
Recovery of (provision for) loan losses	81,815	(18,864)	62,951
Net interest income after recovery of (provision for) loan losses	$91,914	$12,956	$104,870
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	(191,113)	59,600	(131,513)
Net unrealized gain (loss) on financial instruments	(2,453)	3,079	626
Valuation (allowance) recovery, loans held for sale	38,761	—	38,761
Servicing income, net	4,501	9,160	13,661
Income (loss) on unconsolidated joint ventures	3,250	41	3,291
Other income	13,050	21,259	34,309
Total non-interest income (loss)	$(134,004)	$93,139	$(40,865)
Non-interest expense
Employee compensation and benefits	(17,373)	(43,678)	(61,051)
Allocated employee compensation and benefits from related party	(1,048)	—	(1,048)
Professional fees	(2,537)	(9,451)	(11,988)
Loan servicing expense	(34,158)	(2,495)	(36,653)
Impairment on real estate	(8,476)	—	(8,476)
Other operating expenses	(20,830)	(30,522)	(51,352)
Total non-interest expense	$(84,422)	$(86,146)	$(170,568)
Income (loss) before unallocated expenses and provision for income taxes	$(126,512)	$19,949	$(106,563)
Unallocated corporate income (expenses)
Gain on bargain purchase			112,562
Employee compensation and benefits			(13,943)
Professional fees			(5,876)
Management fees – related party			(15,805)
Transaction related expenses			(5,243)
Other operating expenses - net			(3,501)
Total unallocated corporate income			$68,194
Loss before provision for income taxes			$(38,369)
Total assets	$6,436,175	$1,493,159	$7,929,334

	Three Months Ended September 30, 2024
(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
Interest income	$193,252	$33,285	$226,537
Interest expense	(150,489)	(25,083)	(175,572)
Net interest income before provision for loan losses	$42,763	$8,202	$50,965
Provision for loan losses	(49,240)	(3,926)	(53,166)
Net interest income after provision for loan losses	$(6,477)	$4,276	$(2,201)
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	(95,206)	26,022	(69,184)
Net unrealized gain (loss) on financial instruments	(2,447)	1,206	(1,241)
Valuation allowance, loans held for sale	71,060	—	71,060
Servicing income, net	1,445	3,970	5,415
Income on unconsolidated joint ventures	3,204	10	3,214
Other income	2,803	10,792	13,595
Total non-interest income (loss)	$(19,141)	$42,000	$22,859
Non-interest expense
Employee compensation and benefits	(6,462)	(13,852)	(20,314)
Allocated employee compensation and benefits from related party	(254)	—	(254)
Professional fees	(809)	(3,326)	(4,135)
Loan servicing expense	(9,632)	(469)	(10,101)
Impairment on real estate	(525)	—	(525)
Other operating expenses	(3,394)	(12,697)	(16,091)
Total non-interest expense	$(21,076)	$(30,344)	$(51,420)
Income (loss) before unallocated expenses and provision for income taxes	$(46,694)	$15,932	$(30,762)
Unallocated corporate income (expenses)
Gain on bargain purchase			32,165
Employee compensation and benefits			(4,958)
Professional fees			(2,097)
Management fees – related party			(6,498)
Transaction related expenses			(2,998)
Other operating expenses - net			(729)
Total unallocated corporate income			$14,885
Loss before provision for income taxes			$(15,877)
Total assets	$8,950,073	$1,486,085	$10,436,158

	Nine Months Ended September 30, 2024
(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
Interest income	$596,062	$96,948	$693,010
Interest expense	(467,718)	(74,826)	(542,544)
Net interest income before provision for loan losses	$128,344	$22,122	$150,466
Provision for loan losses	(4,071)	(3,680)	(7,751)
Net interest income after provision for loan losses	$124,273	$18,442	$142,715
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	(99,540)	56,474	(43,066)
Net unrealized gain (loss) on financial instruments	(958)	2,992	2,034
Valuation allowance, loans held for sale	(156,107)	—	(156,107)
Servicing income, net	3,998	8,446	12,444
Income on unconsolidated joint ventures	4,811	10	4,821
Other income	20,326	14,267	34,593
Total non-interest income (loss)	$(227,470)	$82,189	$(145,281)
Non-interest expense
Employee compensation and benefits	(21,080)	(31,472)	(52,552)
Allocated employee compensation and benefits from related party	(804)	—	(804)
Professional fees	(3,324)	(9,471)	(12,795)
Loan servicing expense	(33,075)	(832)	(33,907)
Impairment on real estate	(26,627)	—	(26,627)
Other operating expenses	(10,880)	(23,968)	(34,848)
Total non-interest expense	$(95,790)	$(65,743)	$(161,533)
Income (loss) before unallocated expenses and provision for income taxes	$(198,987)	$34,888	$(164,099)
Unallocated corporate income (expenses)
Gain on bargain purchase			13,859
Employee compensation and benefits			(13,883)
Professional fees			(6,535)
Management fees – related party			(19,344)
Transaction related expenses			(5,240)
Other operating expenses - net			(6,434)
Total unallocated corporate expenses			$(37,577)
Loss before provision for income taxes			$(201,676)
Total assets	$8,950,073	$1,486,085	$10,436,158
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
•our ability to use our liquidity and capital resources, including cash on hand, anticipated net payments from the loan portfolio, debt financings and proceeds from the potential disposition of assets, to provide liquidity to fund ongoing obligations and address upcoming debt maturities;
•our ability to utilize liquidity and capital resources, together with our access to the capital markets and potentially other balance-sheet actions, such as adjustments to our dividend rate, to meet our liquidity needs;
•availability of qualified personnel;
•prepayment rates;
•projected default rates;
•increased rates of default and/or decreased recovery rates on our investments;
•changes in interest rates, interest rate spreads, the yield curve or prepayment rates;
•the impact of inflation on our business;
•tariffs imposed or threatened to be imposed by the current presidential administration;
•changes in prepayments or acceleration of the disposition of our assets;
•risks associated with achieving expected synergies, cost savings and other benefits from recent acquisitions, including the acquisitions of United Development Funding IV (“UDF IV”), Madison One Capital, M1 CUSO

and Madison One Lender Services (together, “Madison One”), and Funding Circle USA, Inc. (“Funding
Circle”), and our increased scale;
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
•market developments and actions recently taken and which may be taken by the U.S. Government, including pursuant to policies of the U.S. administration, the U.S. Department of the Treasury (“Treasury”) and the Board
of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Federal National
Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the
Government National Mortgage Association (“Ginnie Mae”), Federal Housing Administration (“FHA”)
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
•Small Business Lending. We acquire, originate and service owner-occupied loans guaranteed by the SBA under the SBA Section 7(a) Program through our subsidiary, ReadyCap Lending, LLC. We hold an SBA license as one of only 16 non-bank Small Business Lending Companies and have been granted preferred lender status by the SBA. These originated loans are either held-for-investment, placed into securitization structures, or sold. In addition, we acquire, originate and service USDA loans through our subsidiary,
Madison One, as well as originate and service small business loans through our subsidiary iBusiness
Funding LLC.
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
Factors Impacting Operating Results
We expect that our results of operations will be affected by a number of factors and will primarily depend on the level of interest income from our assets, the market and fair value of our assets and the supply of, and demand for, LMM loans,
SBA loans, USDA loans, construction loans, MBS and other assets we may acquire in the future, demand for housing, population trends, construction costs, the availability of alternative real estate financing from other lenders, changes in credit spreads, and the financing and other costs associated with our business. These factors may have an impact on our ability to originate new loans or the performance of our existing loan portfolio. Our net investment income, which includes the amortization of purchase premiums and accretion of purchase discounts, varies primarily as a result of changes in market interest rates, the rate at which our distressed assets are liquidated and the prepayment speed of our performing assets. Interest rates and prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by changes in our provision for loan losses. Increases in the provision for loan loss are primarily driven by a deterioration in the contractual performance of a loan. Macroeconomic factors including interest rates and inflation, as well as supply absorption and cap rate movements, may contribute to a deterioration in a loan’s contractual performance. In certain circumstances, the Company may choose to modify a loan which had experienced financial difficulty due to the factors previously described. Our operating results may also be impacted by our available borrowing capacity, conditions in the financial markets, credit losses in excess of initial estimates or unanticipated credit events experienced by borrowers whose loans are held directly by us or are included in our MBS. Difficult market conditions as well as inflation, energy costs, geopolitical issues, health epidemics and outbreaks of contagious diseases, unemployment and the availability and cost of credit are factors which could also impact our operating results.
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
Changes in Market Interest Rates. We own and expect to acquire or originate fixed rate and floating rate loans with maturities ranging from two to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in two to 10 years. Fixed rate loans bear interest that is fixed for the term of the loan and we typically utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with such fixed rate loans. As of September 30, 2025, all fixed rate loans are match funded in securitization. Floating rate loans generally have an adjustable interest rate equal to the sum of a fixed spread plus an index rate, such as the Secured Overnight
Financing Rate (“SOFR”), which typically resets monthly. As of September 30, 2025, approximately 81% of the loans in our portfolio were floating rate loans, and 19% were fixed rate loans, based on carrying value.
Current market conditions. During the third quarter, macroeconomic concerns persisted including global market volatility, uncertainty about trade policies, geopolitical tensions, inflationary pressures and interest rates. The U.S.
Federal Reserve delivered its first interest rate cut since November 2024, but there is uncertainty regarding if and when further decreases will occur. Although the full impact of these changes remains uncertain and difficult to predict, concerns and uncertainties about the economic outlook may adversely impact our financial condition, results of operations and cash flows.
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
The table below sets forth certain information on our operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share data)	2025	2024	2025	2024
Net Income (loss) from continuing operations	$(16,947)	$(7,473)	$16,712	$(114,482)
Earnings per common share from continuing operations - basic	$(0.13)	$(0.07)	$0.02	$(0.74)
Earnings per common share from continuing operations - diluted	$(0.13)	$(0.07)	$0.02	$(0.74)
Distributable earnings before realized losses	$(2,170)	$46,558	$(10,734)	$137,418
Distributable earnings before realized losses per common share - basic	$(0.04)	$0.25	$(0.14)	$0.74
Distributable earnings before realized losses per common share - diluted	$(0.04)	$0.25	$(0.14)	$0.74
Distributable earnings	$(149,592)	$(42,514)	$(180,768)	$28,093
Distributable earnings per common share - basic	$(0.94)	$(0.28)	$(1.17)	$0.10
Distributable earnings per common share - diluted	$(0.94)	$(0.28)	$(1.17)	$0.10
Dividends declared per common share	$0.125	$0.25	$0.38	$0.85
Dividend yield (1)	12.9%	13.1%	12.9%	13.1%
Return on equity from continuing operations	(4.5)%	(1.8)%	1.2%	(7.2)%
Distributable return on equity before realized losses	(1.0)%	8.4%	(2.1)%	7.6%
Distributable return on equity	(35.7)%	(8.2)%	(21.6)%	1.3%
Book value per common share	$10.28	$12.59	$10.28	$12.59
(1)Dividend yield is based on the respective period end closing share price.
Our Loan Pipeline
We have a large and active pipeline of potential acquisition and origination opportunities that are in various stages of our investment process. We refer to assets as being part of our acquisition or origination pipeline if (i) an asset or portfolio opportunity has been presented to us and we have determined, after a preliminary analysis, that the assets fit within our investment strategy and exhibit the appropriate risk/reward characteristics (ii) in the case of acquired loans, we have executed a non-disclosure agreement or an exclusivity agreement and commenced the due diligence process or we have executed more definitive documentation, such as a letter of intent (“LOI”); and (iii) in the case of originated loans, we have issued an LOI, and the borrower has paid a deposit.
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
the assets in our pipeline at any one time and there can be no assurance the assets currently in our pipeline will be acquired or originated by us in the future.
The table below presents information on our investment portfolio originations (based on fully committed amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Loan originations:
LMM loans	$139,200	$246,175	$391,213	$762,242
SBL loans	282,607	439,704	1,028,746	854,121
Total loan investment activity	$421,807	$685,879	$1,419,959	$1,616,363

Balance Sheet Analysis and Metrics

(in thousands)	September 30, 2025	December 31, 2024	$ Change	% Change
Assets
Cash and cash equivalents	$147,505	$143,803	$3,702	2.6%
Restricted cash	44,491	30,560	13,931	45.6
Loans, net (including $1,088 and $3,533 held at fair value)	4,360,501	3,378,149	982,352	29.1
Loans, held for sale (including $143,819 and $128,531 held at fair value and net of valuation allowance of $53,937 and $97,620)	163,792	241,626	(77,834)	(32.2)
Mortgage-backed securities	33,105	31,006	2,099	6.8
Investment in unconsolidated joint ventures (including $5,952 and $6,577 held at fair value)	178,840	161,561	17,279	10.7
Derivative instruments	5,295	7,963	(2,668)	(33.5)
Servicing rights	126,966	128,440	(1,474)	(1.1)
Real estate owned	632,985	193,437	439,548	227.2
Other assets	472,516	362,486	110,030	30.4
Assets of consolidated VIEs	2,166,105	5,175,295	(3,009,190)	(58.1)
Assets held for sale	—	287,595	(287,595)	(100.0)
Total Assets	$8,332,101	$10,141,921	$(1,809,820)	(17.8)%
Liabilities
Secured borrowings	2,879,172	2,035,176	843,996	41.5
Securitized debt obligations of consolidated VIEs, net	1,293,778	3,580,513	(2,286,735)	(63.9)
Senior secured notes, net	721,151	437,847	283,304	64.7
Corporate debt, net	666,624	895,265	(228,641)	(25.5)
Guaranteed loan financing	565,883	691,118	(125,235)	(18.1)
Contingent consideration	18,385	573	17,812	3,108.6
Derivative instruments	1,627	352	1,275	362.2
Dividends payable	22,602	43,168	(20,566)	(47.6)
Loan participations sold	102,987	95,578	7,409	7.8
Due to third parties	9,927	1,442	8,485	588.4
Accounts payable and other accrued liabilities	166,406	188,051	(21,645)	(11.5)
Liabilities held for sale	—	228,735	(228,735)	(100.0)
Total Liabilities	$6,448,542	$8,197,818	$(1,749,276)	(21.3)%
Preferred stock Series C, liquidation preference $25.00 per share	8,361	8,361	—	—

Commitments & contingencies

Stockholders’ Equity
Preferred stock Series E, liquidation preference $25.00 per share	111,378	111,378	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 161,834,837 and 162,792,372 shares issued and outstanding, respectively	17	17	—	—
Additional paid-in capital	2,257,078	2,250,291	6,787	0.3
Retained earnings (deficit)	(569,709)	(505,089)	(64,620)	12.8
Accumulated other comprehensive loss	(24,096)	(18,552)	(5,544)	(29.9)
Total Ready Capital Corporation equity	1,774,668	1,838,045	(63,377)	(3.4)
Non-controlling interests	100,530	97,697	2,833	2.9
Total Stockholders’ Equity	$1,875,198	$1,935,742	$(60,544)	(3.1)%
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$8,332,101	$10,141,921	$(1,809,820)	(17.8)%
As of September 30, 2025, total assets in our consolidated balance sheet were $8.3 billion, a decrease of $1.8 billion from December 31, 2024, primarily reflecting a decrease in Assets of consolidated VIEs, partially offset by an increase in Loans, net and Real estate owned. Assets of consolidated VIEs decreased $3.0 billion, primarily due to the collapse of
RCMF 2021-FL5, RCMF 2021-FL6, RCMF 2022-FL8, RCMF 2022-FL9 and RCMF 2022-FL10 and paydowns on securitized loans. Loans, net increased $1.0 billion, primarily due to the collapse of RCMF 2021-FL5, RCMF 2021-FL6,
RCMF 2022-FL8, RCMF 2022-FL9 and RCMF 2022-FL10, partially offset by sales, paydowns and the transfer of
Loans, net to both Loans, held for sale and Real estate owned. Real estate owned increased $0.4 billion, due to the settlement of the Portland, mixed-use asset loan obligation via a consensual deed-in-lieu arrangement, partially offset by sales.

As of September 30, 2025, total liabilities in our consolidated balance sheet were $6.4 billion, a decrease of $1.7 billion from December 31, 2024, primarily reflecting a decrease in Securitized debt obligations of consolidated VIEs, net, partially offset by an increase in Secured borrowings. Securitized debt obligations of consolidated VIEs, net decreased
$2.3 billion due to paydowns on securitized loans including the collapse of RCMF 2021-FL5, RCMF 2021-FL6, RCMF
2022-FL8, RCMF 2022-FL9 and RCMF 2022-FL10. Secured borrowings increased $0.8 billion due to the collapse of
RCMF 2021-FL5, RCMF 2021-FL6, RCMF 2022-FL8, RCMF 2022-FL9 and RCMF 2022-FL10, partially offset by payoffs.
As of September 30, 2025, total stockholders’ equity was $1.9 billion, a decrease of $60.5 million from December 31,
2024, primarily due to dividends paid and common stock repurchased through the Company’s share repurchase program, partially offset by shares issued in connection with the acquisition of UDF IV.
Selected Balance Sheet Information by Business Segment. The table below presents certain selected balance sheet data by business segments, with the remaining amounts reflected in Unallocated –Corporate.

(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
September 30, 2025
Assets
Loans, net	$5,111,811	$1,205,173	$6,316,984
Loans, held for sale	38,920	124,872	163,792
MBS	33,105	—	33,105
Investment in unconsolidated joint ventures	178,439	401	178,840
Servicing rights	62,262	64,704	126,966
Real estate owned	648,268	5	648,273

Liabilities
Secured borrowings	2,509,745	369,427	2,879,172
Securitized debt obligations of consolidated VIEs	1,211,416	82,362	1,293,778
Senior secured notes, net	713,525	7,626	721,151
Corporate debt, net	666,624	—	666,624
Guaranteed loan financing	—	565,883	565,883
Loan participations sold	102,987	—	102,987
In the table above,
•Loans, net includes assets of consolidated VIEs.
•Loans, held for sale includes assets of consolidated VIEs, net of valuation allowance.
•Real estate owned includes assets of consolidated VIEs.
Refer to Exhibit 99.1 to this Form 10-Q for additional financial information related to a selection of our loan portfolio as of June 30, 2025.

Statement of Operations Analysis and Metrics

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	2025	2024	$ Change
Interest income
LMM commercial real estate	$105,856	$193,252	$(87,396)	$353,097	$596,062	$(242,965)
Small business lending	31,635	33,285	(1,650)	92,096	96,948	(4,852)
Total interest income	$137,491	$226,537	$(89,046)	$445,193	$693,010	$(247,817)
Interest expense
LMM commercial real estate	(106,556)	(150,489)	43,933	(342,998)	(467,718)	124,720
Small business lending	(20,415)	(25,083)	4,668	(60,276)	(74,826)	14,550
Total interest expense	$(126,971)	$(175,572)	$48,601	$(403,274)	$(542,544)	$139,270
Net interest income before recovery of (provision for) loan losses	$10,520	$50,965	$(40,445)	$41,919	$150,466	$(108,547)
Recovery of (provision for) loan losses
LMM commercial real estate	(30,980)	(49,240)	18,260	81,815	(4,071)	85,886
Small business lending	(6,997)	(3,926)	(3,071)	(18,864)	(3,680)	(15,184)
Total recovery of (provision for) loan losses	$(37,977)	$(53,166)	$15,189	$62,951	$(7,751)	$70,702
Net interest income after recovery of (provision for) loan losses	$(27,457)	$(2,201)	$(25,256)	$104,870	$142,715	$(37,845)
Non-interest income (loss)
LMM commercial real estate	17,028	(19,141)	36,169	(134,004)	(227,470)	93,466
Small business lending	32,564	42,000	(9,436)	93,139	82,189	10,950
Unallocated corporate income	25,322	33,393	(8,071)	114,844	16,512	98,332
Total non-interest income (loss)	$74,914	$56,252	$18,662	$73,979	$(128,769)	$202,748
Non-interest expense
LMM commercial real estate	(29,138)	(21,076)	(8,062)	(84,422)	(95,790)	11,368
Small business lending	(28,363)	(30,344)	1,981	(86,146)	(65,743)	(20,403)
Unallocated corporate expenses	(16,838)	(18,508)	1,670	(46,650)	(54,089)	7,439
Total non-interest expense	$(74,339)	$(69,928)	$(4,411)	$(217,218)	$(215,622)	$(1,596)
Net income (loss) before provision for income taxes
LMM commercial real estate	(43,790)	(46,694)	2,904	(126,512)	(198,987)	72,475
Small business lending	8,424	15,932	(7,508)	19,949	34,888	(14,939)
Unallocated corporate expenses	8,484	14,885	(6,401)	68,194	(37,577)	105,771
Total net income (loss) before provision for income taxes	$(26,882)	$(15,877)	$(11,005)	$(38,369)	$(201,676)	$163,307

Results of Operations – Supplemental Information. Realized and unrealized gains (losses) on financial instruments are recorded in the consolidated statements of operations and classified based on the nature of the underlying asset or liability.
The table below presents the components of realized and unrealized gains (losses) on financial instruments.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	2025	2024	$ Change
Realized gain (loss) on financial instruments
Creation of mortgage servicing rights
SBA - 7(a)	$2,534	$4,850	$(2,316)	$9,623	$10,764	$(1,141)
Multi-family	1,102	1,836	(734)	3,730	4,452	(722)
USDA	3,085	1,544	1,541	6,255	2,016	4,239
Small business loans	476	444	32	1,600	444	1,156
Total Creation of mortgage servicing rights	$7,197	$8,674	$(1,477)	$21,208	$17,676	$3,532
Loans
SBA - 7(a)	8,608	19,227	(10,619)	36,085	43,765	(7,680)
Multi-family	374	137	237	897	775	122
USDA	4,340	476	3,864	6,197	476	5,721
Total loans	$13,322	$19,840	$(6,518)	$43,179	$45,016	$(1,837)
Gain on sale business
SBA - 7(a)	11,142	24,077	(12,935)	45,708	54,529	(8,821)
Multi-family	1,476	1,973	(497)	4,627	5,227	(600)
USDA	7,425	2,020	5,405	12,452	2,492	9,960
Small business loans	476	444	32	1,600	444	1,156
Total gain on sale business	$20,519	$28,514	$(7,995)	$64,387	$62,692	$1,695
Loans, held for sale
Bridge	(178,022)	(43,885)	(134,137)	(194,907)	(43,885)	(151,022)
Construction	(1,001)	(49,287)	48,286	(1,020)	(54,209)	53,189
Other	—	(8,689)	8,689	—	(8,689)	8,689
Total loans, held for sale	$(179,023)	$(101,861)	$(77,162)	$(195,927)	$(106,783)	$(89,144)
Loans, net
Bridge	(753)	(312)	(441)	(1,751)	14	(1,765)
Fixed rate	(1,701)	(14)	(1,687)	(1,717)	(14)	(1,703)
Construction	218	—	218	144	(6,938)	7,082
Other	(778)	(40)	(738)	(879)	(425)	(454)
Total loans, net	$(3,014)	$(366)	$(2,648)	$(4,203)	$(7,363)	$3,160
Net realized gain (loss) on derivatives, at fair value	$1,807	$4,460	$(2,653)	$5,772	$13,330	$(7,558)
Net realized gain (loss) - all other	$(685)	$69	$(754)	$(1,542)	$(4,942)	$3,400
Net realized gain (loss) on financial instruments	$(160,396)	$(69,184)	$(91,212)	$(131,513)	$(43,066)	$(88,447)
Unrealized gain (loss) on financial instruments
Loans, held for sale
Fixed rate	—	(75)	75	10	(959)	969
Freddie Mac	32	192	(160)	(123)	(27)	(96)
SBA - 7(a)	(597)	(251)	(346)	1,027	1,535	(508)
Other	384	(320)	704	622	(27)	649
Total Loans, held for sale	$(181)	$(454)	$273	$1,536	$522	$1,014
Net unrealized gain (loss) on preferred equity, at fair value	$1,949	$—	$1,949	$(2,278)	$—	$(2,278)
Net unrealized gain (loss) on derivatives, at fair value	$229	$(992)	$1,221	$(683)	$(1,405)	$722
Net unrealized gain (loss) - all other	$917	$205	$712	$975	$2,917	$(1,942)
Net unrealized gain (loss) on financial instruments	$2,914	$(1,241)	$4,155	$(450)	$2,034	$(2,484)
LMM Commercial Real Estate Segment Results.
Q3 2025 versus Q3 2024. Interest income of $105.9 million represented a decrease of $87.4 million, primarily due to an increase in non-accrual loans, decreased loan balances and interest rates. Interest expense of $106.6 million represented a decrease of $43.9 million, driven by decreased loan balances and interest rates. Provision for loan losses of $31.0 million represented a decrease of $18.3 million, primarily due to loan sales. Non-interest income of $17.0 million represented an increase of $36.2 million, primarily due to an increase in the valuation recovery and income from the Portland mixed-use asset, partially offset by an increase in realized losses on financial instruments related to loan sales. Non-interest expense of $29.1 million represented an increase of $8.1 million, due to an increase in other operating expenses primarily driven by operating costs and depreciation related to the Portland mixed-use asset.
YTD 2025 versus YTD 2024. Interest income of $353.1 million represented a decrease of $243.0 million, primarily due to an increase in non-accrual loans, decreased loan balances and interest rates. Interest expense of $343.0 million represented a decrease of $124.7 million, driven by decreased loan balances and interest rates. Recovery of loan losses of
$81.8 million represented an increase of $85.9 million, primarily due to loans transferred from Loans, net to Loans, held for sale, partially offset by loan sales. Non-interest loss of $134.0 million represented a decrease of $93.5 million, primarily due to a decrease in the valuation allowance and income from the Portland mixed-use asset, partially offset by an increase in realized losses on financial instruments related to loan sales. Non-interest expense of $84.4 million represented a decrease of $11.4 million, due to a decrease in charge-offs of real estate acquired in settlement of loans, partially offset by an increase in other operating expenses primarily driven by operating costs and depreciation related to the Portland mixed-use asset.
Small Business Lending Segment Results.
Q3 2025 versus Q3 2024. Interest income of $31.6 million represented a decrease of $1.7 million, primarily due to decreases in interest rates, partially offset by increases in loan balances. Interest expense of $20.4 million represented a decrease of $4.7 million, driven by decreased debt balances and interest rates. Provision for loan losses of $7.0 million represented an increase of $3.1 million, due to changes in the forecasted macroeconomic inputs for reserve modeling and an increase in asset specific reserves. Non-interest income of $32.6 million represented a decrease of $9.4 million, primarily due to a decrease in realized gains on financial instruments and loan origination income, partially offset by servicing income. Non-interest expense of $28.4 million represented a decrease of $2.0 million, due to decreases in loan origination expenses, partially offset by increases in loan servicing expenses.
YTD 2025 versus YTD 2024. Interest income of $92.1 million represented a decrease of $4.9 million, primarily due to decreases in interest rates, partially offset by increases in loan balances. Interest expense of $60.3 million represented a decrease of $14.6 million, driven by decreased debt balances and interest rates. Provision for loan losses of $18.9 million represented an increase of $15.2 million, due to changes in the forecasted macroeconomic inputs for reserve modeling and an increase in asset specific reserves. Non-interest income of $93.1 million represented an increase of $11.0 million, primarily due to loan origination income, net realized gains on financial instruments and servicing income. Non-interest expense of $86.1 million represented an increase of $20.4 million, due to increases in employee compensation and benefits, loan origination expenses and loan servicing expenses.
Unallocated – Corporate.
Q3 2025 versus Q3 2024. Non-interest income of $25.3 million represented a decrease of $8.1 million, primarily due to a lower gain on bargain purchase recognized from the UDF IV Merger. Such gain on bargain purchase was primarily driven by a discount in UDF IV’s market valuation due to factors such as the illiquid nature of UDF IV’s shares, and a change in our stock price between the date of the agreement and the closing date of the UDF IV Merger, when compared to the respective prior year period gain on bargain purchase recognized from the Funding Circle Acquisition. Non-
interest expense of $16.8 million represented a decrease of $1.7 million, primarily due to decreased management fees and transaction related expenses, partially offset by an increase in employee compensation and benefits.
YTD 2025 versus YTD 2024. Non-interest income of $114.8 million represented an increase of $98.3 million, primarily due to a gain on bargain purchase recognized from the UDF IV Merger, primarily driven by a discount in UDF IV’s market valuation due to factors such as the illiquid nature of UDF IV’s shares, and a change in our stock price between the date of the agreement and the closing date of the UDF IV Merger. Non-interest expense of $46.7 million represented a decrease of $7.4 million, primarily due to decreased management fees and other operating expenses.
Non-GAAP financial measures
We believe that providing investors with distributable earnings, formerly referred to as core earnings, gives investors greater transparency into the information used by management in our financial and operational decision-making, including the determination of dividends.

We calculate distributable earnings as GAAP net income (loss) excluding the following:
i)any unrealized gains or losses on certain MBS not retained by us as part of our loan origination businesses
ii)any realized gains or losses on sales of certain MBS
iii)any unrealized gains or losses on Residential MSRs from discontinued operations
iv)any unrealized change in current expected credit loss reserve and valuation allowances
v)any unrealized gains or losses on de-designated cash flow hedges
vi)any unrealized gains or losses on foreign exchange hedges
vii)any unrealized gains or losses on certain unconsolidated joint ventures
viii)any non-cash compensation expense related to stock-based incentive plan
ix)any unrealized gains or losses on preferred equity, at fair value
x)any unrealized gain or losses or other non-cash items related to real estate owned
xi)one-time non-recurring gains or losses, such as gains or losses on discontinued operations, bargain purchase gains, or merger related expenses
In calculating distributable earnings, net income (in accordance with GAAP) is adjusted to exclude unrealized gains and losses on MBS acquired by us in the secondary market but is not adjusted to exclude unrealized gains and losses on
MBS retained by us as part of our loan origination businesses, where we transfer originated loans into an MBS securitization and retain an interest in the securitization. In calculating distributable earnings, we do not adjust net income (in accordance with GAAP) to take into account unrealized gains and losses on MBS retained by us as part of our loan origination businesses because we consider the unrealized gains and losses that are generated in the loan origination and securitization process to be a fundamental part of this business and an indicator of the ongoing performance and credit quality of our historical loan originations. In calculating distributable earnings, net income (in accordance with GAAP) is adjusted to exclude realized gains and losses on certain MBS securities due to a variety of reasons which may include collateral type, duration, and size.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	2025	2024	$ Change
Net Income (loss)	$(16,737)	$(7,279)	$(9,458)	$11,551	$(115,647)	$127,198
Reconciling items:
Unrealized (gain) loss on MSR - discontinued operations	—	—	—	8,952	7,219	1,733
Unrealized (gain) loss on joint ventures	(4,336)	2,173	(6,509)	2,322	1,512	810
Increase (decrease) in CECL reserve	32,844	52,442	(19,598)	(78,796)	(4,313)	(74,483)
Increase (decrease) in valuation allowance	(178,225)	(71,060)	(107,165)	(38,761)	156,107	(194,868)
Non-recurring REO impairment	1,862	525	1,337	8,626	24,511	(15,885)
Depreciation and amortization on real estate owned	1,100	—	1,100	1,100	—	1,100
Non-cash compensation	1,591	1,916	(325)	5,010	5,684	(674)
Unrealized (gain) loss on preferred equity, at fair value	(1,949)	—	(1,949)	2,278	—	2,278
Merger transaction costs and other non-recurring expenses	2,220	4,070	(1,850)	8,874	10,853	(1,979)
Bargain purchase (gain) loss	(24,472)	(32,165)	7,693	(112,562)	(13,859)	(98,703)
Realized losses on sale of investments	188,512	109,675	78,837	217,492	132,030	85,462
Total reconciling items	$19,147	$67,576	$(48,429)	$24,535	$319,744	$(295,209)
Income tax adjustments	(4,580)	(13,739)	9,159	(46,820)	(66,679)	19,859
Distributable earnings (loss) before realized losses	$(2,170)	$46,558	$(48,728)	$(10,734)	$137,418	$(148,152)
Realized losses on sale of investments, net of tax	(147,422)	(89,072)	(58,350)	(170,034)	(109,325)	(60,709)
Distributable earnings (loss)	$(149,592)	$(42,514)	$(107,078)	$(180,768)	$28,093	$(208,861)
Less: Distributable earnings attributable to non-controlling interests	1,473	1,766	(293)	5,419	5,097	322
Less: Income attributable to participating shares	2,210	2,241	(31)	6,652	6,877	(225)
Distributable earnings (loss) attributable to common stockholders	$(153,275)	$(46,521)	$(106,754)	$(192,839)	$16,119	$(208,958)
Distributable earnings (loss) before realized losses on investments, net of tax per common share - basic	$(0.04)	$0.25	$(0.29)	$(0.14)	$0.74	$(0.88)
Distributable earnings (loss) before realized losses on investments, net of tax per common share - diluted	$(0.04)	$0.25	$(0.29)	$(0.14)	$0.74	$(0.88)
Distributable earnings (loss) per common share - basic	$(0.94)	$(0.28)	$(0.66)	$(1.17)	$0.10	$(1.27)
Distributable earnings (loss) per common share - diluted	$(0.94)	$(0.28)	$(0.66)	$(1.17)	$0.10	$(1.27)
Q3 2025 versus Q3 2024. Consolidated net loss of $16.7 million for the third quarter of 2025 represented an increase of
$9.5 million from the third quarter of 2024, primarily due to net realized losses on financial instruments and real estate owned and a decrease in net interest income, partially offset by an increase in the valuation recovery. Consolidated distributable loss before realized losses of $2.2 million for the third quarter of 2025 represented a decrease of $48.7 million from the third quarter of 2024. The decrease in the distributable earnings reconciling items is primarily due to an increase to the valuation recovery, partially offset by realized losses on sale of investments. Consolidated distributable losses of $149.6 million for the third quarter of 2025 represented a decrease of $107.1 million from the third quarter of
2024 due to certain charge-offs and losses realized on sales of real estate owned assets and LMM loans.
YTD 2025 versus YTD 2024. Consolidated net income of $11.6 million for the nine months ended September 30, 2025 represented an increase of $127.2 million from the nine months ended September 30, 2024, primarily due to a decrease in the valuation allowance, a gain on bargain purchase recognized from the UDF IV Merger, primarily driven by a discount in UDF IV’s market valuation due to factors such as the illiquid nature of UDF IV’s shares, and a change in our stock price between the date of the agreement and the closing date of the UDF IV Merger, and an increase in recovery for loan losses, partially offset by a decrease in net interest income. Consolidated distributable losses before realized losses of $10.7 million for the nine months ended September 30, 2025 represented a decrease of $148.2 million from the nine months ended September 30, 2024. The decrease in the distributable earnings reconciling items is primarily due to a decrease in the valuation allowance, a gain on bargain purchase recognized from the UDF IV Merger, primarily driven by a discount in UDF IV’s market valuation due to factors such as the illiquid nature of UDF IV’s shares, and a change in our stock price between the date of the agreement and the closing date of the UDF IV Merger, and an increase in recovery for loan losses, partially offset by realized losses on sale of investments. Consolidated distributable losses of
$180.8 million for the nine months ended September 30, 2025 represented a decrease of $208.9 million from the nine months ended September 30, 2024 due to certain charge-offs and losses realized on sales of real estate owned assets and
LMM loans.
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
Liquidity and Capital Resources
Liquidity is a measure of our ability to turn non-cash assets into cash and to meet potential cash requirements. We use significant cash to purchase LMM loans and other target assets, originate new LMM loans, pay dividends, repay principal and interest on our borrowings, fund our operations and meet other general business needs. Certain of our loans pay PIK interest rather than cash interest payments and from time to time, we may grant concessions to borrowers experiencing significant financial difficulties in the form of modified terms such as interest rate reductions and other terms described elsewhere in this Form 10-Q. These factors may increase our reliance on our primary sources of liquidity, including our existing cash balances, borrowings, including securitizations, re-securitizations, repurchase agreements, warehouse facilities, bank credit facilities and other financing agreements (including term loans and revolving facilities), the net proceeds of offerings of equity and secured and unsecured debt securities, and net cash provided by operating and investing activities.
We believe that our sources of liquidity will provide sufficient liquidity to fund ongoing obligations and address upcoming debt maturities, including the approximately $650.0 million of debt maturing in 2026. We had approximately
$150.0 million of unrestricted cash and approximately $830.0 million of unencumbered assets as of September 30, 2025.
We expect approximately $425.0 million in net liquidity from portfolio maturities and pending asset resolutions over the next 12 months. Additionally, we intend to further accelerate asset sales as we move out of non-performing loan and

REO positions. We expect the combination of these items to de-lever the balance sheet, which may impact book value depending on the size, timing and pricing of such actions. We expect to utilize these resources, together with our access to the capital markets and potentially other balance-sheet actions, such as adjustments to our dividend rate, to meet our liquidity needs.
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
Cash flow
Nine Months Ended September 30, 2025. Cash and cash equivalents as of September 30, 2025, increased by $11.7 million to $194.5 million from December 31, 2024, primarily due to net cash provided by investing and operating activities, partially offset by net cash used for financing activities. The net cash provided by investing activities primarily reflected proceeds from disposition and principal payments of loans, partially offset by net cash used for loan originations. The net cash provided by operating activities reflected the sale of Loans, held for sale and realized losses, partially offset by a bargain purchase gain in connection with the UDF IV Merger which was primarily driven by a discount in UDF IV’s market valuation due to factors such as the illiquid nature of UDF IV’s shares and a change in our stock price between the date of the agreement and the closing date of the merger, and a recovery of loan losses related to the transfer of Loans, net to Loans, held for sale. The net cash used for financing activities primarily reflected repayments of securitized debt obligations of consolidated VIEs, partially offset by net proceeds from secured borrowings.
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
As of September 30, 2025, we had a total leverage ratio of 3.1x and recourse leverage ratio of 1.4x. Our operating segments have different levels of recourse debt according to the differentiated nature of each segment. Our LMM
Commercial Real Estate and Small Business Lending segments have recourse leverage ratios of 0.4x and 0.2x, respectively. The remaining recourse leverage ratio is from our corporate debt offerings.
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
The table below presents certain characteristics of our credit facilities and other financing arrangements.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	September 30, 2025	December 31, 2024
3	SBA loans	November 2025 - June 2027	SOFR + 2.84% Prime - 0.82%	$335,000	$417,510	$334,045	$250,601
1	LMM loans - USD	February 2026	SOFR + 1.35%	80,000	18,947	18,752	35,931
1	LMM loans - Non-USD (4)	January 2027	EURIBOR + 3.00%	58,742	40,194	30,040	30,513
2	USDA loans	June 2027 - August 2028	SOFR + 2.78%	148,500	25,712	35,382	—
Total borrowings under credit facilities and other financing agreements				$622,242	$502,363	$418,219	$317,045
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
margin requirements. Our cash position fluctuates based on the timing of our operating, investing and financing activities and is managed based on our anticipated cash needs.

The table below presents certain characteristics of our repurchase agreements.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	September 30, 2025	December 31, 2024
9	LMM loans	October 2025 - September 2028	SOFR + 2.79%	$4,735,000	$3,490,291	$2,325,766	$1,482,085
5	MBS	October 2025 - January 2026	5.92%	135,187	253,610	135,187	236,046
Total borrowings under repurchase agreements				$4,870,187	$3,743,901	$2,460,953	$1,718,131
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
Collateralized borrowings under repurchase agreements
The table below presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase agreements during the quarter and the highest balance of any month end during the quarter.

(in thousands)	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q4 2023	1,952,152	1,889,494	1,952,152
Q1 2024	1,998,132	1,956,153	1,998,132
Q2 2024	2,087,661	2,058,766	2,087,661
Q3 2024	1,882,327	1,971,347	2,049,273
Q4 2024	1,718,131	1,795,627	1,846,677
Q1 2025	2,425,258	1,922,525	2,425,258
Q2 2025	3,135,931	2,673,449	3,135,931
Q3 2025	2,460,953	2,699,935	3,021,745
The net decrease in the outstanding balances during the third quarter of 2025 was primarily due to the sales and paydowns of warehouse loans.
Paycheck Protection Program Liquidity Facility borrowings. The Company uses the PPPLF from the Federal Reserve to finance PPP loans. The program charges an interest rate of 0.35%. As of September 30, 2025, we had approximately
$10.4 million outstanding under this credit facility.
Senior Secured Notes and Corporate Debt, Net
The table below presents information about senior secured notes and corporate debt issued through public and private transactions.

(in thousands)	Coupon Rate	Maturity Date	September 30, 2025
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Senior secured notes principal amount(2)	9.375%	3/1/2028	270,000
Term loan principal amount(3)	SOFR + 5.50%	4/12/2029	115,250
Unamortized discount			(2,031)
Unamortized deferred financing costs			(12,068)
Total senior secured notes, net			$721,151
Corporate debt principal amount(4)	5.50%	12/30/2028	110,000
Corporate debt principal amount(5)	6.20%	7/30/2026	67,437
Corporate debt principal amount(5)	5.75%	2/15/2026	131,852
Corporate debt principal amount(6)	7.375%	7/31/2027	100,000
Corporate debt principal amount(7)	5.00%	11/15/2026	100,000
Corporate debt principal amount(8)	9.00%	12/15/2029	129,371
Unamortized discount - corporate debt			(5,896)
Unamortized deferred financing costs - corporate debt			(2,390)
Junior subordinated notes principal amount(9)	SOFR + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(10)	SOFR + 3.10%	4/30/2035	21,250
Total corporate debt, net			$666,624
Total carrying amount of debt			$1,387,775
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
(9) Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(10) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.
The table below presents the contractual maturities for senior secured notes and corporate debt.

(in thousands)	September 30, 2025
2025	$—
2026	649,289
2027	100,000
2028	380,000
2029	244,621
Thereafter	36,250
Total contractual amounts	$1,410,160
Unamortized deferred financing costs, discounts, and premiums, net	(22,385)
Total carrying amount of debt	$1,387,775
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
The Debt ATM Agreement
On May 20, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B.
Riley Securities, Inc. (the “Agent”), pursuant to which it may offer and sell, from time to time, up to $100.0 million of the Company’s 6.20% Senior Notes due 2026 and 5.75% Senior Notes due 2026. Sales of such notes pursuant to the
Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule
415 under the Securities Act (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and the Company. No such sales through the Debt ATM
Program were made during the three and nine months ended September 30, 2025 or September 30, 2024, respectively.
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

The table below presents information on the securitization structures and related issued tranches of notes to investors.

(in millions)	Collateral Asset Class	Issuance	Active / Collapsed	Bonds Issued
Trusts (Firm sponsored)
Waterfall Victoria Mortgage Trust 2011-1 (SBC1)	LMM Acquired loans	February 2011	Collapsed	$40.5
Waterfall Victoria Mortgage Trust 2011-3 (SBC3)	LMM Acquired loans	October 2011	Collapsed	143.4
Sutherland Commercial Mortgage Trust 2015-4 (SBC4)	LMM Acquired loans	August 2015	Collapsed	125.4
Sutherland Commercial Mortgage Trust 2018 (SBC7)	LMM Acquired loans	November 2018	Collapsed	217.0
ReadyCap Lending Small Business Trust 2015-1 (RCLT 2015-1)	Acquired SBA 7(a) loans	June 2015	Collapsed	189.5
ReadyCap Lending Small Business Loan Trust 2019-2 (RCLT 2019-2)	Originated SBA 7(a) loans, Acquired SBA 7(a) loans	December 2019	Active	131.0
ReadyCap Lending Small Business Loan Trust 2023-3 (RCLT 2023-3)	Originated SBA 7(a) loans, Acquired SBA 7(a) loans	July 2023	Active	132.0

Real Estate Mortgage Investment Conduits (REMICs)
ReadyCap Commercial Mortgage Trust 2014-1 (RCMT 2014-1)	LMM Originated conventional	September 2014	Collapsed	181.7
ReadyCap Commercial Mortgage Trust 2015-2 (RCMT 2015-2)	LMM Originated conventional	November 2015	Collapsed	218.8
ReadyCap Commercial Mortgage Trust 2016-3 (RCMT 2016-3)	LMM Originated conventional	November 2016	Active	162.1
ReadyCap Commercial Mortgage Trust 2018-4 (RCMT 2018-4)	LMM Originated conventional	March 2018	Active	165.0
Ready Capital Mortgage Trust 2019-5 (RCMT 2019-5)	LMM Originated conventional	January 2019	Active	355.8
Ready Capital Mortgage Trust 2019-6 (RCMT 2019-6)	LMM Originated conventional	November 2019	Active	430.7
Ready Capital Mortgage Trust 2022-7 (RCMT 2022-7)	LMM Originated conventional	April 2022	Active	276.8
Waterfall Victoria Mortgage Trust 2011-2 (SBC2)	LMM Acquired loans	March 2011	Collapsed	97.6
Sutherland Commercial Mortgage Trust 2018 (SBC6)	LMM Acquired loans	August 2017	Collapsed	154.9
Sutherland Commercial Mortgage Trust 2019 (SBC8)	LMM Acquired loans	June 2019	Active	306.5
Sutherland Commercial Mortgage Trust 2020 (SBC9)	LMM Acquired loans	June 2020	Collapsed	203.6
Sutherland Commercial Mortgage Trust 2021 (SBC10)	LMM Acquired loans	May 2021	Active	232.6

Collateralized Loan Obligations (CLOs)
Ready Capital Mortgage Financing 2017– FL1	LMM Originated bridge	August 2017	Collapsed	198.8
Ready Capital Mortgage Financing 2018 – FL2	LMM Originated bridge	June 2018	Collapsed	217.1
Ready Capital Mortgage Financing 2019 – FL3	LMM Originated bridge	April 2019	Collapsed	320.2
Ready Capital Mortgage Financing 2020 – FL4	LMM Originated bridge	June 2020	Collapsed	405.3
Ready Capital Mortgage Financing 2021 – FL5	LMM Originated bridge	March 2021	Collapsed	628.9
Ready Capital Mortgage Financing 2021 – FL6	LMM Originated bridge	August 2021	Collapsed	652.5
Ready Capital Mortgage Financing 2021 – FL7	LMM Originated bridge	November 2021	Active	927.2
Ready Capital Mortgage Financing 2022 – FL8	LMM Originated bridge	March 2022	Collapsed	1,135.0
Ready Capital Mortgage Financing 2022 – FL9	LMM Originated bridge	June 2022	Collapsed	754.2
Ready Capital Mortgage Financing 2022 – FL10	LMM Originated bridge	October 2022	Collapsed	860.1
Ready Capital Mortgage Financing 2023 – FL11	LMM Originated bridge	February 2023	Active	586.0
Ready Capital Mortgage Financing 2023 – FL12	LMM Originated bridge	June 2023	Active	648.6

Trusts (Non-firm sponsored)
Freddie Mac Small Balance Mortgage Trust 2016-SB11	Originated agency multi-family	January 2016	Active	110.0
Freddie Mac Small Balance Mortgage Trust 2016-SB18	Originated agency multi-family	July 2016	Active	118.0
Freddie Mac Small Balance Mortgage Trust 2017-SB33	Originated agency multi-family	June 2017	Active	197.9
Freddie Mac Small Balance Mortgage Trust 2018-SB45	Originated agency multi-family	January 2018	Active	362.0
Freddie Mac Small Balance Mortgage Trust 2018-SB52	Originated agency multi-family	September 2018	Active	505.0
Freddie Mac Small Balance Mortgage Trust 2018-SB56	Originated agency multi-family	December 2018	Active	507.3
Key Commercial Mortgage Trust 2020-S3(1)	LMM Originated conventional	September 2020	Active	263.2
(1)Contributed portion of assets into trust
We used the proceeds from the sale of the tranches issued to purchase and originate LMM and SBL loans. We are the primary beneficiary of all firm sponsored securitizations; therefore they are consolidated in our financial statements.
Contractual Obligations and Off-Balance Sheet Arrangements
Other than the items referenced above, there have been no material changes to our contractual obligations for the three months ended September 30, 2025. Refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and
Results of Operations – Contractual Obligations," in the Company's Form 10-K for further details. As of the date of this
Form 10-Q, we had no off-balance sheet arrangements, other than as disclosed.

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
The table below projects the impact on our interest income and expense for the twelve-month period following
September 30, 2025, assuming an immediate increase or decrease of 25, 50, 75, and 100 basis points in interest rates.

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans	$10,339	$20,902	$31,568	$42,245	$(10,086)	$(19,656)	$(29,076)	$(38,170)
Interest rate swap hedges	1,058	2,116	3,174	4,232	(1,058)	(2,116)	(3,174)	(4,232)
Total	$11,397	$23,018	$34,742	$46,477	$(11,144)	$(21,772)	$(32,250)	$(42,402)
Liabilities:
Secured borrowings	(6,813)	(13,626)	(20,439)	(27,252)	6,813	13,626	20,439	27,252
Securitized debt obligations	(1,950)	(3,900)	(5,850)	(7,800)	1,950	3,900	5,850	7,800
Senior secured notes and corporate debt	(379)	(758)	(1,136)	(1,515)	379	758	1,136	1,515
Total	$(9,142)	$(18,284)	$(27,425)	$(36,567)	$9,142	$18,284	$27,425	$36,567
Total Net Impact to Net Interest Income (Expense)	$2,255	$4,734	$7,317	$9,910	$(2,002)	$(3,488)	$(4,825)	$(5,835)
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

	September 30, 2025
(in thousands)	Counterparty Rating	Amount of Risk	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
JPMorgan Chase Bank, N.A.	AA-/Aa2	$930,184	9.9	49.6%
Churchill MRA Funding I LLC	Not rated	$128,906	5.3	6.9%
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

Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act, reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company, including its Chief Executive
Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2025. Based on the foregoing, the Company's Chief Executive Officer and Chief
Financial Officer concluded that the Company's disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule
13a-15(f) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Broadmark Merger Action also seeks reimbursement for litigation expenses and attorneys’ and experts’ fees. On
September 13, 2024, the Broadmark Merger Action was assigned to the Business and Technology Case Management
Program of the Circuit Court for Baltimore City, Maryland. Thereafter, on December 10, 2024, the defendants moved to dismiss the initial complaint. In response, the plaintiff filed an amended complaint on February 10, 2025, which the defendants subsequently moved to dismiss on April 14, 2025. Briefing on the defendants’ motions to dismiss the amended complaint was completed on July 22, 2025. Although the Company is not a defendant in the Broadmark
Merger Action, it is subject to contractual indemnification obligations (conditioned on the satisfaction of various contractual requirements) in connection therewith, including with respect to the defendants’ service as Broadmark directors and the provision of services to Broadmark, as applicable. The defendants and the Company intend to vigorously defend against the Broadmark Merger Action.
On March 18, 2025, a purported former stockholder of UDF IV filed a class action lawsuit in the Circuit Court for
Baltimore City, Maryland, captioned The Lawrence C. Headley Living Trust v. Jones, et al., No. C-24-CV-25-002222
(Md. Cir. Ct. Balt. City) (the “UDF IV Merger Action”). The UDF IV Merger Action names as defendants UDF IV’s former board of trustees and alleges they breached their fiduciary duties in connection with the UDF IV Merger by failing to properly consider an acquisition proposal that was purportedly superior to the UDF IV Merger, by relying on purportedly false and misleading valuation analyses, by authorizing the issuance of a purportedly false and misleading proxy statement, and by obtaining improper personal benefits that were not shared with all UDF IV stockholders. The complaint also asserts claims against UDF IV’s former advisor, UMTH General Services, L.P., for aiding and abetting these alleged breaches of fiduciary duty. The complaint seeks compensatory damages, rescissory damages, and unwinding of the UDF IV Merger, as well as attorneys’ fees and costs. On April 11, 2025, the UDF IV Merger Action was assigned to the Business and Technology Case Management Program of the Circuit Court for Baltimore City,
Maryland. Thereafter, on May 16, 2025, the defendants moved to dismiss the initial complaint. In response, the plaintiff filed an amended complaint on July 11, 2025, which the defendants subsequently moved to dismiss on September 9,
2025. Briefing on the defendants’ motion to dismiss the amended complaint is expected to be completed by December
2025. Although the Company is not a defendant in the UDF IV Merger Action, it is subject to contractual indemnification obligations (conditioned on the satisfaction of various contractual requirements) in connection therewith, including with respect to the defendants’ service as UDF IV trustees and the provision of services to UDF IV, as applicable. The defendants and the Company intend to vigorously defend against the UDF IV Merger Action.
Securities and derivative litigation
On March 6, 2025 and April 23, 2025, the Company and two of its executive officers were named as defendants in two separate but largely identical putative stockholder class action lawsuits filed in the United States District Court for the
Southern District of New York (the “Exchange Act Class Actions”). The Exchange Act Class Actions were filed under the captions Quinn v. Ready Capital Corp., et al., No. 1:25-cv-01883 (S.D.N.Y.) and Goebel v. Ready Capital Corp., et
al., No. 1:25-cv-3373 (S.D.N.Y.). The Exchange Act Class Actions allege that the defendants violated Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions regarding the performance of the Company’s loan portfolio and related matters, and that the executive officers named as defendants violated Section 20(a) of the Exchange Act as control persons of the Company. The Exchange Act
Class Actions seek compensatory damages, costs, and expenses on behalf of the purported classes. On July 8, 2025, the court entered an order consolidating the Exchange Act Class Actions under the caption In re Ready Capital Securities
Litigation, No. 1:25-cv-01883 (S.D.N.Y.) (the “Exchange Act Litigation”) and appointing lead plaintiff and lead counsel. Lead plaintiff filed an amended complaint on September 8, 2025, and briefing on the defendants’ forthcoming motion to dismiss is expected to be completed by March 2026.
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
Ready Capital Corp., et al., No. 1:25-cv-01827 (D. Md.) and Cote v. Ready Capital Corp., et al., No. 1:25-cv-02429-JRR
(D. Md.) filed in the United States District Court for the District of Maryland (the “Maryland Derivative Actions” and,
together with the New York Derivative Actions, the “Ready Capital Derivative Actions”). The Ready Capital Derivative
Actions assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, contribution under Sections 10(b) and 21D of the Exchange Act, breach of fiduciary duties, aiding and abetting breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets for participating and/or failing to prevent the securities law violations alleged in the Exchange Act Litigation and for purportedly causing the
Company to overpay for certain stock repurchases. The Ready Capital Derivative Actions seek compensatory damages, disgorgement of compensation and profits, imposition of a constructive trust, revisions to the Company’s corporate governance and internal procedures, and attorneys’ fees and costs. On July 8, 2025, the United States District Court for the Southern District of New York consolidated the New York Derivative Actions under the caption In re Ready Capital
Corp. Stockholder Derivative Litigation, No. 1:25-cv-02274 (S.D.N.Y.). The Ready Capital Derivative Actions are
currently stayed, pending: (1) dismissal of the Exchange Act Litigation with prejudice, and the exhaustion of all appeals thereto; or (2) denial, in full or in part, of the defendants’ motion to dismiss the Exchange Act Litigation. The defendants intend to vigorously defend against the Exchange Act Litigation and the Ready Capital Derivative Actions.
In early August 2025, the Board received a demand letter from a purported Ready Capital stockholder (the “Derivative
Demand Letter”). The Derivative Demand Letter closely mirrors the allegations of the Exchange Act Litigation and
Ready Capital Derivative Actions and demands that the Board investigate the facts alleged in these actions. The
Derivative Demand Letter requests that the directors investigate any purported wrongdoing that occurred between
August 2, 2024, and August 1, 2025, and commence legal proceedings against the Ready Capital executive officers and directors named in the Exchange Act Litigation and Ready Capital Derivative Actions. The Company and the demanding stockholder have agreed to hold the Derivative Demand Letter in abeyance until: (i) the defendants’ motion to dismiss in the Exchange Act Litigation is denied in whole or in part; or (ii) the demanding stockholder or the Company give written notice that they no longer consent to the voluntary abeyance of the Derivative Demand Letter.
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
Ready Capital Corp., et al., No. 25-2-14038-5 SEA (Wash. Super. Ct. King Cnty.) and Whittlesey v. Ready Capital
Corp., et al., No. 25-2-14567-1 SEA (Wash. Super Ct. King Cnty.). The Broadmark Securities Act Class Actions allege that the defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act by making false and misleading statements and omissions in connection with the Broadmark Merger regarding the performance of the Company’s loan portfolio and related matters and seek disgorgement, compensatory damages, and the costs and expenses of litigation. On
June 20, 2025, the court consolidated the Broadmark Securities Act Class Actions under the caption In re Ready Capital
Corporation Securities Litigation, No. 25-2-14038-5 SEA (Wash. Super. Ct. King Cnty.) (the “Broadmark Securities Act
Litigation”). On August 19, 2025, the plaintiffs filed a consolidated complaint, which the defendants subsequently moved to dismiss on October 20, 2025. Briefing on the defendants’ motion to dismiss is expected to be completed by
December 2025.
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
Ready Capital Corp., et al., No. 2:25-cv-1013 (W.D. Wash.). The Broadmark Exchange Act Litigation alleges that that the defendants violated Sections 14(a) and 20(a) of the Exchange Act by making false and misleading statements and omissions in connection with the Broadmark Merger and seeks compensatory and rescissory damages, as well as attorneys’ fees and litigation expenses. On October 15, 2025, the court entered an order appointing lead plaintiff and lead counsel. Lead plaintiff's amended complaint will be filed on or before November 25, 2025. Briefing on defendants'
forthcoming motion to dismiss is expected to be completed by March 2026.
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
The Broadmark Derivative Litigation is currently stayed, pending: (1) dismissal of the Broadmark Exchange Act
Litigation with prejudice, and the exhaustion of all appeals thereto; or (2) denial, in full or in part, of the defendants’
motion to dismiss the Broadmark Exchange Act Litigation. The defendants intend to vigorously defend against the
Broadmark Securities Act Litigation, the Broadmark Exchange Act Litigation, and the Broadmark Derivative Litigation.
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
On August 17, 2022, certain former officers, trustees, and advisors of UDF IV were named as defendants in a lawsuit filed by former UDF IV stockholder NexPoint Diversified Real Estate Trust and an affiliated entity in the District Court of Dallas County, Texas, captioned NexPoint Diversified Real Estate Trust, et al. v. UMTH General Services, L.P., et al.,
No. DC-22-09833 (Tex. Dist. Ct. Dallas Cnty.) (the “UDF Advisor Action”). The UDF Advisor Action alleges that the defendants caused UDF IV to improperly indemnify, advance litigation expenses, and fund settlement amounts in connection with an SEC civil enforcement action and the subsequent criminal prosecution of UDF IV’s former officers and trustees. The UDF Advisor Action also alleges that the defendants caused UDF IV to pay improper fees to UDF IV’s advisor. The UDF Advisor Action asserts claims against the defendants for breaches of fiduciary duty, aiding and abetting, breaches of the advisory agreement between UDF IV and its advisors, and civil conspiracy and seeks compensatory damages, punitive damages, costs and fees, as well as specific performance of certain contractual obligations. On October 12, 2022, the defendants moved to dismiss the lawsuit, which the trial court denied on
November 30, 2022. On March 17, 2023, the plaintiffs filed an amended petition adding certain former UDF IV board members (the “Trustee Defendants”) to the lawsuit. On May 4, 2023, the Trustee Defendants moved to dismiss the claims asserted against them and the Trustee Defendants were subsequently dismissed from the lawsuit. On January 9,
2024, the remaining defendants filed a writ of mandamus with the Texas Supreme Court, arguing that the plaintiffs’
claims were derivative (rather than direct) and that the plaintiffs lacked standing to assert their claims because they failed to make a pre-suit demand on UDF IV’s board of trustees. On January 30, 2024, the Texas Supreme Court stayed the trial court proceedings pending resolution of the writ. Briefing on the merits of the appeal was completed on February 6,
2025, and the Texas Supreme Court held oral argument on September 9, 2025. Although UDF IV and the Company are
not defendants in the UDF Advisor Action, the Company is subject to contractual indemnification obligations
(conditioned on the satisfaction of various contractual requirements) in connection therewith, including with respect to the defendants’ service as UDF IV officers and trustees and the provision of services to UDF IV, as applicable. The defendants and the Company intend to vigorously defend against the UDF Advisor Action.
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
The table below presents purchases of our common stock during the quarter.

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program
July	499		$4.47		—	$95,207,926
August	994,645		4.02		994,645	91,208,997
September	1,520,110		4.27		1,520,110	84,712,998
Total	2,515,254	(1)	$4.17	(2)	2,514,755	$84,712,998
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
September 30, 2025.
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
Contingent Value Rights Agreement, dated March 13, 2025, by and among Ready Capital
Corporation, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on
March 13, 2025).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	**	Q2 Select Financial Information

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Scheme Document

101.CAL		Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF		Inline XBRL Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Linkbase Document

101.PRE		Inline XBRL Taxonomy Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Previously filed.
**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
READY CAPITAL CORPORATION

Date: November 7, 2025	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board, Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

Date: November 7, 2025	By:	/s/ Andrew Ahlborn
Andrew Ahlborn
Chief Financial Officer
(Principal Accounting and Financial Officer)