Form 10-K
period 2025-12-31
Ready Capital Corp
filed 2026-03-02
CIK 1527590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Large accelerated filer ☒Accelerated filer ☐Non-accelerated filer ☐Smaller reporting company ☐Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under
Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒   No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an
error to previously issued financial statements.  Yes ☐   No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s
executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐   No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $694.7 million based on the closing sales price of the registrant’s common stock on June 30, 2025 as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The registrant has 162,878,779 shares of common stock, par value $0.0001 per share, outstanding as of February 27, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2026 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•our potential entry into certain hedging arrangements related to the delivery of shares of common stock upon vesting of certain performance-based equity awards and restricted stock awards and the risk that such arrangements may not have the desired impact and may expose us to additional risks, including the failure of the counterparty to perform under the contracts;
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
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and we caution readers not to place undue reliance on any forward-looking statements. These forward-looking statements apply only as of the date of this Annual
Report on Form 10-K. We are not obligated, and do not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law. Refer to Item
1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of
Operations” of this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our "Form 10-K").
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
•Future pandemics and epidemics may adversely affect our borrowers, the real estate industry and global markets, and our business and operations, financial condition, results of operations, liquidity and capital resources;
•We have substantial debt maturing in 2026, including approximately $550 million of senior secured notes and corporate debt, which could have a negative impact on our liquidity, results of operations, and book value;
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
General
We are a multi-strategy real estate finance company that originates, acquires, finances, and services LMM loans, SBA loans, construction loans, USDA loans and, to a lesser extent, MBS collateralized primarily by LMM loans, or other real estate-related investments. Our loans range in original principal amounts generally up to $40 million and are used by businesses to purchase real estate used in their operations or by investors seeking to acquire multi-family, office, retail, mixed use or warehouse properties. Our objective is to provide attractive risk-adjusted returns to our stockholders. In order to achieve this objective, we intend to grow our investment portfolio and believe that the breadth of our full-service real estate finance platform will allow us to adapt to market conditions and deploy capital to asset classes and segments with the most attractive risk-adjusted returns.
We completed the disposition of our Residential Mortgage Banking segment effective on June 30, 2025. In connection with this sale, we classified our Residential Mortgage Banking segment as a discontinued operation on the consolidated statements of income, and excluded from continuing operations for all periods presented in this Form 10-K. Item 1.
“Business” in this Form 10-K has been adjusted to exclude discontinued operations unless otherwise noted. We report our activities in the following two operating segments:
•LMM Commercial Real Estate. We originate LMM loans across the full life-cycle of an LMM property including construction, bridge, stabilized and agency loan origination channels through our subsidiary,
ReadyCap Commercial, LLC (“ReadyCap Commercial”). These originated loans are generally held-for-
investment or placed into securitization structures. As part of this segment, we originate and service multi-
family loan products under the Freddie Mac Small Balance Loan (“Freddie Mac SBL”) program. These originated loans are held for sale, and subsequently sold to Freddie Mac. We provide construction and permanent financing for the preservation and construction of affordable housing, primarily utilizing tax-
exempt bonds through Ready Capital Affordable, a business line that is supported by our subsidiary Red
Stone and its affiliates (“Ready Capital Affordable”). In addition, we acquire LMM loans as part of our business strategy. We hold performing LMM loans to term and seek to maximize the value of the non-
performing LMM loans acquired by us through borrower-based resolution strategies. We typically acquire non-performing loans at a discount to their unpaid principal balance (“UPB”) when we believe that resolution of the loans will provide attractive risk-adjusted returns.
•Small Business Lending (“SBL”). We acquire, originate and service owner-occupied loans guaranteed by the SBA under the SBA Section 7(a) Program through our subsidiary, ReadyCap Lending, LLC
(“ReadyCap Lending”). We hold an SBA license as one of only 16 non-bank Small Business Lending
Companies (“SBLCs”) and have been granted preferred lender status by the SBA. These originated loans are either held-for-investment, placed into securitization structures, or sold. In addition, we originate and service USDA loans through our subsidiary, ReadyCap Commercial, as well as originate and service small business loans through our subsidiary iBusiness Funding LLC.
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
Our Investment Strategy and Market Opportunities Across Our Operating Segments
Our investment strategy is to opportunistically expand our market presence and to further grow our LMM securitization capabilities which serve as a source of attractively priced, match-term financing. Capitalizing on our experience in underwriting and managing commercial real estate loans, we have grown our LMM and SBL origination and acquisition capabilities. This is reflected in the growth of our balance sheet; our book value grew from $536 million as of December
31, 2017 to approximately $1.6 billion as of December 31, 2025, a 15% compound annual growth rate (“CAGR”). As such, we have become a full-service real estate finance platform and we believe that the breadth of our business allows us to adapt to market conditions and deploy capital in our asset classes with the most attractive risk-adjusted returns.
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
The table below presents information with respect to our two business segments.

	December 31, 2025
(in thousands, except personnel)	LMM Commercial Real Estate	Small Business Lending
Coordinating Affiliate/ Manager	Waterfall, ReadyCap Commercial and Ready Capital Affordable	ReadyCap Lending, Madison One and iBusiness
Strategy	LMM loan originations and acquisitions	SBA and USDA loan originations, acquisitions and servicing
Gross Assets	$5,937,031	$1,280,903
Loan Portfolio Allocation	81.4%	18.6%
Equity Allocation	82.4%	17.2%
Distributable Earnings	$(193,407)	$4,924
Distributable Earnings Allocation	95.9%	2.4%
Personnel	108	334
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
Our Loan Portfolio
As of December 31, 2025, our loan portfolio was $5.9 billion (excluding PPP loans) and was comprised of 8,931 loans diversified across 50 states and Europe, 96% of which were secured by senior liens and the remaining 4% of which were secured by subordinated liens.
The table below presents a summary of our loan assets.

		December 31, 2025
(in thousands)	Segment	UPB	% of Total	Carrying Value	% of Total
Bridge	LMM Commercial Real Estate	$3,592,010	57.3%	$3,440,902	58.3%
Fixed rate	LMM Commercial Real Estate	712,058	11.4	706,511	12.0
Construction	LMM Commercial Real Estate	509,085	8.1	388,042	6.6
Freddie Mac	LMM Commercial Real Estate	20,181	0.3	20,500	0.3
Other	LMM Commercial Real Estate and Small Business Lending	283,007	4.5	253,276	4.3
SBA - 7(a)	Small Business Lending	1,153,143	18.4	1,096,073	18.5
Total		$6,269,484	100.0%	$5,905,304	100.0%
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
LMM Originations. We operate our LMM loan originations through ReadyCap Commercial. ReadyCap Commercial is a specialty-finance nationwide originator focused on originating commercial real estate mortgage loans through its agency multifamily and bridge loan programs. ReadyCap Commercial has been approved by Freddie Mac as one of 10 originators and servicers for multifamily loan products under the Freddie Mac SBL program. We also offer construction and permanent financing for the preservation and construction of affordable housing, primarily utilizing tax-exempt bonds through Ready Capital Affordable.
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
As of December 31, 2025, we have originated approximately $19.7 billion in LMM loans since Ready Capital’s inception. As of December 31, 2025, the loans we originated had a 15.6% CAGR since inception in 2013 based on origination volume.

The chart below summarizes our annual LMM loan originations since 2023.
We finance our LMM loans primarily through term-match securitizations. The table below summarizes our originated
LMM loan securitization activities.

					December 31, 2025
(in millions)	Asset Class	Issuance	Bonds Issued	Weighted Average Debt Cost	Outstanding Balance
FRESB 2016-SB11	Originated agency multi-family	January 2016	110.0	2.8%	3.6
FRESB 2016-SB18	Originated agency multi-family	July 2016	118.0	2.2%	7.8
RCMT 2016-3	LMM Originated conventional	November 2016	162.1	3.4%	9.7
FRESB 2017-SB33	Originated agency multi-family	June 2017	197.9	2.6%	31.1
FRESB 2018-SB45	Originated agency multi-family	January 2018	362.0	2.8%	86.2
RCMT 2018-4	LMM Originated conventional	March 2018	165.0	3.8%	56.4
FRESB 2018-SB52	Originated agency multi-family	September 2018	505.0	2.9%	186.9
FRESB 2018-SB56	Originated agency multi-family	December 2018	507.3	3.6%	217.4
RCMT 2019-5	LMM Originated conventional	January 2019	355.8	4.1%	77.7
RCMT 2019-6	LMM Originated conventional	November 2019	430.7	3.2%	182.0
KCMT 2020-S3	LMM Originated conventional	September 2020	263.2	5.3%	225.0
RCMF 2021-FL7	LMM Originated bridge	November 2021	927.2	SOFR+150 bps	444.1
RCMT 2022-7	LMM Originated conventional	April 2022	276.8	4.1%	237.5
RCMF 2023-FL11	LMM Originated bridge	February 2023	586.0	SOFR+277 bps	239.3
RCMF 2023-FL12	LMM Originated bridge	June 2023	648.6	SOFR+314 bps	298.0
Total			$5,615.6	4.8%	$2,302.7
We believe large banks are not focused on the LMM market and many smaller banks are focused on lending in specific geographies. We believe this fragmented market, combined with the portfolio expertise required to manage these loans, provides attractive origination and acquisition opportunities.
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
The table below presents our acquired loan securitization activities.

					December 31, 2025
(in millions)	Asset Class	Issuance	Bonds Issued	Weighted Average Debt Cost	Outstanding Balance
SCMT 2019-SBC8	LMM Acquired Loans	June 2019	306.5	2.9%	100.1
SCMT 2021-SBC10	LMM Acquired Loans	May 2021	232.6	1.6%	61.8
Total			$539.1	2.4%	$161.9
Small Business Lending
We acquire, originate, and service owner-occupied loans guaranteed by the SBA under the SBA Section 7(a) Program through ReadyCap Lending’s license, one of only 16 licensed non-bank SBLCs. In addition, we originate and service
USDA loans through our subsidiary, ReadyCap Commercial, as well as originate and service small business loans through our subsidiary iBusiness Funding LLC. Only banks and approved non-bank lenders are eligible to originate loans in the SBA Section 7(a) Program, resulting in a highly fragmented market. We believe investor demand for pass-
through securities backed by the guaranteed portions of SBA Section 7(a) Program loans has been strong because the principal and interest payments are guaranteed by the full faith and credit of the U.S. Government. For this reason, we believe that SBA participating lenders that have sold the guaranteed portions of SBA Section 7(a) Program loans in recent years have been able to recognize attractive gains.
The SBA was created out of the Small Business Act in 1953. The SBA’s function is to protect the interests of small businesses. The SBA classifies a small business as a business that is organized for profit and is independently owned and operating primarily within the United States. The SBA qualifies small businesses based on specific size standards, generally defining them as for-profit, independently owned/operated, U.S.-based and owned by a US citizen or legal permanent resident. Eligibility depends on industry-specific standards—typically under 500 employees or less than $7.5 million in annual revenue, verified using the SBA Size Standards Tool.
The SBA supports small businesses by administering several programs that provide loan guarantees against default on qualified loans made to eligible small businesses. SBA Section 7(a) Program loans can be used for:
•Providing financing for start-up businesses;
•Acquiring, refinancing, or improving real estate and buildings;
•Short- and long-term working capital;
•Refinancing current business debt;
•Purchasing and installation of machinery and equipment, including AI-related expenses;
•Purchasing furniture, fixtures, and supplies;

•Changes of ownership (complete or partial); and
•Multiple purpose loans, including any of the above.
The maximum loan amount for an SBA Section 7(a) Program loan is $5 million. Key eligibility factors are based on what the business does to receive its income, its credit history, and where the business operates. The SBA typically guarantees 75% of qualified loans over $150,000 and 85% of qualified loans under $150,000.
Other SBA Section 7(a) Program key features include:
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
Prime Rate plus 3.00%;
•The guaranty fee is based on the loan’s maturity and dollar amount guaranteed. The lender initially pays the guaranty fee and has the option to pass the expense on to the borrower at closing. For loans with a maturity that exceeds 12 months, the upfront fees are: i) For loans of $150,000 or less: 2.00% of the guaranteed portion of the loan ii) For loans of $150,001 to $700,000: 3.00% of the guaranteed portion of the loan iii) For loans of
$700,001 to $5,000,000: 3.50% of the guaranteed portion of the loan up to and including $1,000,000, plus
3.75% of the guaranteed portion over $1,000,000;
•The adjusted FY 2026 Lender's Annual Service Fee will be 0.55% of the outstanding balance of the guaranteed portion of each loan. This includes 7(a) Working Capital Pilot (WCP) loans. Lenders may not pass the Lender's
Annual Service Fee on to the Borrower; and
•A personal guarantee is required from all owners holding 20% or more of the equity of the business. Lenders can require personal guarantees of owners with less than 20% ownership.
The illustration below presents our return on equity related to the SBA Section 7(a) Program generated through the retained yield on the unguaranteed principal balance and sale premium and retained servicing on the guaranteed principal balance.

75% Guaranteed	Guaranteed portion sold at premium. (Premiums over 10% are split 50/50 with SBA)	or	Guaranteed portion sold at par
25% Unguaranteed & Retained

Interest income is earned on the retained portion of the loan	The premium paid by purchaser is immediate income to us. A 1% annual servicing fee is retained.		When sold at par, service fee will be in excess of 1.0% and all of the fee is retained.
We have originated approximately $4.7 billion in SBL loans since our program’s inception in mid-2015.

The table below presents our SBL loan portfolio by delinquency status.

	December 31, 2025
(in thousands)	UPB	% of Total	Carrying Value (1)	% of Total
Current	$1,082,717	90.2%	$1,052,253	93.5%
30 - 59 days past due	21,722	1.8	20,673	1.8
60+ days past due	88,617	7.4	46,951	4.2
Bankruptcy/ Foreclosure	7,461	0.6	5,494	0.5
Total	$1,200,517	100.0%	$1,125,371	100.0%
(1) Includes loan assets of consolidated VIEs and is net of allowance.
The table below presents information on our sales of originated SBA Section 7(a) Program loans.

(in thousands)	Proceeds Received for Sale of Guaranteed Portion of Loans	UPB Sold	Net Proceeds	Weighted Average Sales Premium (1)
Q1 2023	$81,315	$74,252	$7,063	9.5%
Q2 2023	106,825	97,879	8,946	9.1
Q3 2023	98,868	90,965	7,903	8.7
Q4 2023	107,273	98,525	8,748	8.9
Q1 2024	149,303	135,392	13,911	10.3
Q2 2024	189,471	170,663	18,808	11.0
Q3 2024	280,341	254,285	26,056	10.2
Q4 2024	232,678	210,718	21,960	10.4
Q1 2025	279,816	254,035	25,781	10.1
Q2 2025	133,186	121,230	11,956	9.9
Q3 2025	141,649	129,659	11,990	9.2
Q4 2025	133,218	121,363	11,855	9.8
Total	$1,933,943	$1,758,966	$174,977	9.9%
(1)Weighted average sales premiums are net after sharing any premiums above 10% with the SBA
The table below presents our securitization activities on the unguaranteed retained portion of our SBA Section 7(a)
Program loans.

					December 31, 2025
(in millions)	Asset Class	Issuance	Bonds Issued	Weighted Average Debt Cost	Outstanding Balance
RCLT 2019-2	SBA 7(a) Loans	December 2019	131.0	SOFR+250 bps	6.4
RCLT 2023-3	SBA 7(a) Loans	July 2023	132.0	Lesser of 30 day Avg SOFR or Prime+0.07%	63.5
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
FINANCING STRATEGY
We finance the loans we originate through securitizations and other borrowings.
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
As of December 31, 2025, we had a total leverage ratio of 3.5x and recourse leverage ratio of 1.6x. Our operating segments have different levels of recourse debt according to the differentiated nature of each segment. Our LMM
Commercial Real Estate and Small Business Lending segments have recourse leverage ratios of 0.5x and 0.2x, respectively. The remaining recourse leverage ratio is from our corporate debt offerings.
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
COMPETITION
We compete with numerous regional and community banks, specialty-finance companies, savings and loan associations and other entities, and we expect that others may be organized in the future. Additional REITs and other institutions may increase competition for the available supply of LMM and SBL assets suitable for purchase, which may cause the price for such assets to rise. Additionally, greater originations and supply of LMM and SBL loans by our competitors may result in a reduction of interest rates on these loans. In the face of this competition, we expect Waterfall’s professionals and their industry expertise to provide us a competitive advantage in sourcing transactions and help us assess acquisition and origination risks and determine appropriate pricing for potential assets. Due to the special servicing expertise needed to effectively manage these assets, the small average size of each loan, the uniqueness of the real properties that collateralize the loans and the need to bring residential mortgage credit analysis into the underwriting process, we expect a restrained competitive demand for these assets. We seek to manage credit risk through our loan-level pre-origination or pre-acquisition due diligence and underwriting processes, which aims to mitigate the amount of potential realized losses.
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
HUMAN CAPITAL MANAGEMENT
We are managed by Waterfall pursuant to the management agreement. Our Chief Financial Officer, Chief Operating
Officer and Chief Credit Officer are dedicated exclusively to us, along with several of Waterfall’s accounting, finance, legal and informational technology professionals who are also dedicated primarily to us. We or Waterfall may in the future hire additional personnel that may be dedicated to our business. Waterfall is not obligated under the management agreement to dedicate any of its personnel exclusively to our business, other than our Chief Financial Officer and an accounting professional, nor is it or its personnel obligated to dedicate any specific portion of its or their time to our business. Accordingly, with the exception of our Chief Financial Officer, Chief Operating Officer and Chief Credit
Officer, our executive officers are not required to devote any specific amount of time to our business. We are responsible for the costs of our own employees. In our recruitment efforts, we strive to have a diverse group of candidates to consider for roles and aim to both attract and retain exceptionally skilled employees though a culture designed to foster and encourage performance, integrity, and inclusion. Waterfall and our Company invest heavily in developing and supporting our employees throughout their careers and are committed to ensuring that they are engaged both professionally and socially as we believe our people are the foundation of our success. We encourage the professional development of our employees through regular in-person trainings and online learning resources and strive to maintain a work environment that fosters professionalism, high standards of business ethics, teamwork and cooperation. As of
December 31, 2025, the Company had 442 full-time employees, excluding employees related to our discontinued
operations. The majority of our Company’s employees are employed by our Company’s subsidiaries. We do not have, or expect to have, our own employees, as our management team is designated by Waterfall. Our corporate headquarters are located at 1251 Avenue of the Americas, 50th Floor, New York, NY 10020, and our telephone number is (212) 257-4600.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Set forth below are the name, age, positions with our Company and Waterfall and certain biographical information for our executive officers and other key personnel.
Thomas E. Capasse, 68 is our Chairman of the Board, Chief Executive Officer and Chief Investment Officer. He is a
Manager and co-founder of Waterfall. Prior to founding Waterfall, Mr. Capasse managed the principal finance groups at
Greenwich Capital from 1995 until 1997, Nomura Securities from 1997 until 2001, and Macquarie Securities from 2001 until 2004. Mr. Capasse has significant and long-standing experience in the securitization market as a founding member of Merrill Lynch’s ABS Group (1983 – 1994) with a focus on MBS transactions (including the initial Subprime
Mortgage and Manufactured Housing ABS) and experience in many other ABS sectors. Mr. Capasse began his career as a fixed income analyst at Dean Witter and Bank of Boston. Mr. Capasse received a Bachelor of Arts degree in
Economics from Bowdoin College in 1979.
Jack J. Ross, 68 is our President and a member of our Board. He is a Manager and co-founder of Waterfall. Prior to founding Waterfall in January 2005, Mr. Ross was the founder of Licent Capital, a specialty broker/dealer for intellectual property securitization. From 1987 until 1999, Mr. Ross was employed by Merrill Lynch where he managed the real estate finance and ABS groups. Mr. Ross began his career at Drexel Burnham Lambert where he worked on several of the early ABS transactions and at Laventhol & Horwath where he served as a senior auditor. Mr. Ross received a Master of Business Administration degree in Finance with distinction from the University of Pennsylvania’s Wharton School of
Business in 1984 and a Bachelor of Science degree in Accounting, cum laude, from the State University of New York at
Buffalo in 1978.
Andrew Ahlborn, 42 is our Chief Financial Officer. Mr. Ahlborn joined Waterfall in 2010 and was previously our
Controller. Prior to joining Waterfall, he worked in Ernst & Young, LLP's Financial Services Office. Mr. Ahlborn
received a Bachelor of Science degree in Accounting from Fordham University's Gabelli School of Business and a
Master of Business Administration through Columbia Business School. He is a licensed Certified Public Accountant in
New York.
Dominick Scali, 45 has been our Chief Credit Officer since February 2026. Mr. Scali has been a Managing Director and
Co-Head of Bridge Lending with the Company since 2015. Prior to that, he was head of credit and underwriting for
Doral Bank’s national bridge lending platform and held positions in credit and originations at Anglo Irish bank. He began his career at Citigroup working within Citibank’s affordable housing department. Mr. Scali holds a B.A. from
Columbia University.
Gary T. Taylor, 66 was our Chief Operating Officer until February 2026. Prior to joining our Company, Mr. Taylor served as President and Chief Operating Officer of Newtek Business Credit from May 2015 to March 2019. From 2013 to 2015, Mr. Taylor was Managing Director at Brevet Capital Management, and before that he was Chief Operating
Officer of CIT Small Business Lending from 2007 to 2013. Earlier in his career, Mr. Taylor held numerous roles within the financial services industry including Lehman Brothers, Moody's Investors Service, AT&T Capital Corporation,
Resolution Trust Corporation, First Chicago Bank & Trust, and Chase Manhattan Bank. Mr. Taylor received a Bachelor of Science degree, with Honors, in Business from Florida A&M University.
Adam Zausmer, 48 was our Chief Credit Officer until February 2026. Prior to joining Waterfall in 2013, Mr, Zausmer was a Senior Underwriter with JPMorgan Chase’s Commercial Term Lending business. Prior to JPMorgan Chase, he was a Vice President on the Credit Risk Management team at Credit Suisse. Mr. Zausmer began his career as a
Management Associate within Citigroup’s Global Shared Services division and transitioned to the Residential Real
Estate business as a Senior Credit Risk Analyst. Mr. Zausmer received a Bachelor of Science degree in Business
Administration from the University of Buffalo in 1999 and a Master of Science degree in Real Estate from New York
University in 2007.
RECENT DEVELOPMENTS
We completed the sale of 27 loans totaling $597.3 million across 2 transactions for expected net proceeds of $130.7 million after financing payments.
In February of 2026, we repaid in full our 5.75% Senior Notes due 2026 upon the maturity of such notes.
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
Our results of operations are materially affected by conditions in the mortgage market, the residential and commercial real estate markets, the financial markets and the economy generally. Difficult market conditions, as well as inflation, energy costs, geopolitical issues, health epidemics and outbreaks of contagious diseases, unemployment and the availability and cost of credit, can contribute to increased volatility and diminished expectations for the economy and markets. The U.S. mortgage market has experienced, in the past, a variety of difficulties and challenging economic conditions, including defaults, credit losses and liquidity concerns. Certain commercial banks, investment banks, insurance companies, and mortgage-related investment vehicles (including publicly traded mortgage REITs) have incurred extensive losses from exposure to mortgage markets as a result of these difficulties and conditions. Disruptions in mortgage markets negatively impact new demand for real estate. Further, disruptions in the broader financial markets, including the occurrence of unforeseen or catastrophic events such as the effects of widespread health emergencies, geopolitical tensions or terrorist attacks, could adversely affect our business and operations. Any such disruption could adversely impact our ability to raise capital, cause increases in borrower defaults and decreases in the value of our assets, cause continued interest rate volatility and movements that could make obtaining financing or refinancing our debt obligations more challenging or more expensive, and could lead to operational difficulties that could impair our ability to manage our business. A deterioration of the LMM or LMM ABS markets or the broader financial markets may cause us to experience losses related to our assets and to sell assets at a loss. Our profitability may be materially adversely affected if we are unable to obtain cost effective financing. Volatility and deterioration in the LMM and LMM ABS markets as well as the broader financial markets may adversely affect the performance and fair market values of our
LMM loan and LMM ABS assets and may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.
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
As of December 31, 2025, the weighted average loan-to-value (“LTV”) on the originated portfolio was 76.0%. The weighted average LTV on our acquired loans was 97.4% as of December 31, 2025. LTV is calculated by dividing the current UPB by the most recent collateral value received. The most recent value for performing loans is often the third-
party as-is valuation utilized during the original underwriting process. If such LMM loans with higher LTV ratios become delinquent, we may experience greater credit losses compared to lower-leveraged properties.
Disruptions in the financial and banking sectors may adversely impact our access to capital and our cost of borrowing, which could adversely affect us, our business or our results of operations.
We finance the acquisition of a significant portion of our commercial loans, MBS and other assets with our repurchase agreements, credit facilities, and other financing agreements. Disruptions and uncertainty in the financial and banking sectors, including due to regional bank failures or decreased consumer confidence in the banking system, may hinder our ability to access capital on reasonable terms or at all. The U.S. and global financial and banking sectors have at times experienced periods of increased turmoil and volatility and may experience similar periods of disruption in the future due to factors beyond our control. Such periods of increased turmoil and volatility may adversely impact liquidity in the financial markets and make financings less attractive or, in some cases, unavailable. If our financing counterparties become capital constrained, tighten their lending standards or become insolvent, they may be unable or unwilling to fulfill their commitments to us. Although our financing counterparties are primarily large national banks, a material disruption to the banking system and financial markets could result in liquidity issues across the sector, which could adversely impact our access to capital and our cost of borrowing and adversely affect us, our business or our results of
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
We are exposed to fluctuations in foreign currency exchange rates, particularly with respect to the Euro (“EUR”) and the
Pound Sterling (“GBP”). Any significant change in the value of the currencies of the countries in which we do business could have a material adverse effect on our business, financial condition and results of operations. For example, geopolitical tensions and changes in monetary policies have caused increased volatility in global currency exchange rates and future adverse consequences arising from such events may include continued volatility in exchange rates. We currently hold, and may acquire in the future, investments that are denominated in GBP and EURs (including loans secured by assets located in the United Kingdom or Europe), as well as equity interests in real estate properties located in
Europe. Our assets and liabilities denominated in GBP may be subject to increased risks related to these currency rate fluctuations and our net assets in U.S. dollar terms may decline. Currency volatility may mean that our assets and liabilities are adversely affected by market movements and may make it more difficult, or more expensive, for us to execute appropriate currency hedging policies.
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
We are an approved Freddie Mac seller/servicer. As an approved seller/servicer, we are required to conduct certain aspects of our operations in accordance with applicable policies and guidelines published by Freddie Mac and we are required to pledge a certain amount of cash to Freddie Mac to collateralize potential obligations to it. Freddie Mac performed an audit during 2025 and as a result of that audit, ReadyCap Commercial and Ready Capital Affordable received an overall assessment of Satisfactory. Failure to maintain our status as an approved seller/servicer would mean we would not be able to sell mortgage loans to Freddie Mac, could result in us being required to re-purchase loans previously sold to Freddie Mac, or could otherwise restrict our business and investment options and could harm our business and expose us to losses or other claims. Freddie Mac may, in the future, require us to hold additional capital or pledge additional cash or assets in order to maintain approved seller/servicer status, which, if required, would adversely impact our financial results. Loans sold to Freddie Mac that may be required to be re-purchased as of December 31, 2025 included 49 loans with a combined unpaid principal balance of $159.4 million.

A diminished role and other changes in the role of Freddie Mac in the mortgage market may adversely affect our business.
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
We are subject to the unique risks related to integrating a construction lending platform into our existing operations and the origination and ownership of construction loans.
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
New entrants in the secondary LMM market could adversely impact our ability to acquire and originate LMM loans at attractive prices. In acquiring and originating our target assets, we may compete with numerous regional and community banks, specialty finance companies, savings and loan associations, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders and other entities, and we expect that others may be organized in the future. The effect of the existence of additional REITs and other institutions may be increased competition for the available supply of LMM assets suitable for purchase, which may cause the price for such assets to rise, which may limit our ability to generate desired returns. Additionally, origination of LMM loans by our competitors may increase the availability of LMM loans which may result in a reduction of interest rates on LMM loans. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of LMM loans and ABS assets and establish more relationships than us.
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
We may acquire ABS where the underlying pool of assets consists primarily of LMM loans. The structure of an ABS, and the terms of the investors’ interest in the underlying collateral, can vary widely depending on the type of collateral, the desires of investors and the use of credit enhancements. Individual transactions can differ markedly in both structure and execution. Important determinants of the risk associated with issuing or holding ABS include: (i) the relative seniority or subordination of the class of ABS held by an investor, (ii) the relative allocation of principal, and interest payments in the priorities by which such payments are made under the governing documents, (iii) the effect of credit losses on both the issuing vehicle and investors’ returns, (iv) whether the underlying collateral represents a fixed set of specific assets or accounts, (v) whether the underlying collateral assets are revolving or closed-end, (vi) the terms
(including maturity of the ABS) under which any remaining balance in the accounts may revert to the issuing vehicle and
(vii) the extent to which the entity that sold the underlying collateral to the issuing vehicle is obligated to provide support to the issuing vehicle or to investors. With respect to some types of ABS, the foregoing risks are more closely correlated with similar risks on corporate bonds of similar terms and maturities than with the performance of a pool of similar assets. In addition, certain ABS (particularly subordinated ABS) provide that the non-payment of interest thereon in cash will not constitute an event of default in certain circumstances, and the holders of such ABS will not have available to them any associated default remedies. Interest not paid in cash will generally be capitalized and added to the outstanding principal balance of the related security. Deferral of interest through such capitalization will reduce the yield on such
ABS.
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
Concerns related to political turmoil, federal borrowing and the federal budget deficit have increased the possibility of additional credit rating downgrades and economic slowdowns in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the U.S. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could affect the terms or stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio, and could result in our counterparties requiring additional collateral for our borrowings. Further, increased instability in political and financial market conditions could result in higher interest rates and a reduction in the availability of credit, increasing our borrowing costs. If we cannot acquire, make or sell government-guaranteed or other loans, we may generate less interest income and fewer origination fees, our ability to generate gains on sales of loans may decrease and our loan acquisitions, originations and results of operations may be adversely affected.
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
We bear the risk of being unable to dispose of our assets at advantageous times or in a timely manner because LMM loans and ABS assets generally experience periods of illiquidity. We believe that the lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which may cause us to incur losses.

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
We intend to conduct our operations so that we do not come within the definition of an investment company under
Section 3(a)(1)(C) of the 1940 Act because fewer than 40% of our total assets on an unconsolidated basis will consist of
“investment securities.” The securities issued to us by any wholly-owned or majority-owned subsidiary that we currently own or may form in the future that is excluded from the definition of “investment company” by Section 3(c)(1) or
3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a value in excess of
40% of the value of our total assets on an unconsolidated basis. We will monitor our holdings to ensure continuing and ongoing compliance with this test (or such other statutory exception that may be applicable to our business, e.g., Section
3(c)(6) of the 1940 Act). However, qualification for exclusion from registration under the 1940 Act will limit our ability to make certain investments. In addition, we believe that we will not be considered an investment company under
Section 3(a)(1)(A) of the 1940 Act because we will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, we will be primarily engaged in the non-investment company businesses of our subsidiaries, and thus the type of businesses in which we may engage through our subsidiaries is limited.
In connection with the Section 3(a)(1)(c) analysis, the determination of whether an entity is a majority-owned subsidiary of our Company is made by us. The 1940 Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The 1940 Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We will treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40%
test. We may also treat securitization trusts as majority-owned subsidiaries for purposes of this analysis in cases where the trust certificates or other interests issued by such securitization trusts are the functional equivalent of voting securities and we hold a majority of such interests. We have not requested the SEC, or its staff, to concur or approve our treatment of any securitization trust or other company as a majority-owned subsidiary and neither the SEC nor its staff has done so.
If the SEC, or its staff, were to disagree with our treatment of one of more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.
We believe that certain of our subsidiaries qualify to be excluded from the definition of investment company under the
1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exception generally requires that at least 55% of such subsidiaries’ assets must be comprised of qualifying assets and at least 80%
of their total assets must be comprised of qualifying assets and real estate-related assets under the 1940 Act. We will treat as qualifying assets for this purpose LMM loans and other mortgages, in each case meeting certain other qualifications based upon SEC staff guidance and no-action letters. We will also treat as qualifying assets for this purpose bridge loans wholly-secured by first priority liens on real estate that provide interim financing to borrowers seeking short-term capital (with terms of generally up to three years), MBS representing ownership of an entire pool of mortgage loans, and real estate-owned properties that may be acquired in connection with mortgage loan foreclosures.
We expect each of our subsidiaries relying on Section 3(c)(5)(C) may invest an additional 25% of its assets in either qualifying assets or in other types of mortgages, interests in MBS or other securitizations, securities of REITs, and other real estate-related assets. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC, or its staff, or if such guidance has not been published, on our own analyses to determine which assets are qualifying real estate assets and real estate-related assets. To the extent that the SEC, or its staff, takes new or different positions with respect to these matters, we may be required to adjust our strategy accordingly. Although we intend to monitor our portfolio periodically and prior to each investment acquisition, there can be no assurance that we will be able to maintain an exclusion for these subsidiaries. In addition, maintenance of the 1940 Act exception may limit our ability to make certain investments and these limitations could result in the subsidiary holding assets we might wish to sell or selling assets we might wish to hold.
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
We and certain of our subsidiaries may in addition to, or alternatively rely on the exclusion from the definition of investment company provided by Section 3(c)(6) to the extent that they hold mortgage assets through majority-owned subsidiaries that rely on Section 3(c)(5)(C). Little interpretive guidance has been issued by the SEC, or its staff, with respect to Section 3(c)(6) and any guidance published by the SEC, or its staff, could require us to adjust our strategy accordingly. Although little interpretive guidance has been issued with respect to Section 3(c)(6), we believe that we or certain of our subsidiaries may rely on Section 3(c)(6) if, among other things, 55% of the assets of such entity consist of, and at least 55% of the income of such subsidiaries are derived from, qualifying real estate investment assets owned by wholly-owned or majority-owned subsidiaries of such entity.
Qualification for exemption from registration under the 1940 Act will limit our ability to make certain investments. For example, these restrictions can limit the ability of our subsidiaries to invest directly in MBS that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations and MBS, and real estate companies or in assets not related to real estate.
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

Further, if the SEC determined that we were an unregistered investment company, we could be subject to monetary penalties and injunctive relief in an action brought by the SEC, we would potentially be unable to enforce contracts with third parties and third parties could seek to obtain rescission of transactions undertaken during the period for which it was established that we were an unregistered investment company. Any of these results would have a material adverse effect on us. Since we are not expected to be subject to the 1940 Act and the rules and regulations promulgated thereunder, we will not be subject to its substantive provisions, including provisions requiring diversification of investments, limiting leverage and restricting investments in illiquid assets.
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
Cybersecurity risk and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of the security, confidentiality, availability, or integrity of our Company, employee, customer, or third-party confidential information and/or damage to our reputation or business relationships, any of which could negatively impact our financial results.
Our risk of a cyber incident or disruption, particularly through cyber-attacks or cyber intrusions, including by computer threat actors, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, particularly given the increased use of artificial intelligence (“AI”) by threat actors to perpetuate cyberattacks. The result of these incidents may include disrupted operations, misstated or unreliable financial data, lost profit, increased expenses, disrupted market price of our common stock, misappropriation of assets, liability for stolen assets or information, increased cybersecurity protection and insurance cost, regulatory enforcement, litigation and damage to our relationships. These risks require continuous attention and resources from us to, among other actions, identify and quantify these risks, enhance and expand our technological capabilities, systems and processes to adequately address them and provide periodic training for our employees to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. Potential sources for disruption, damage or failure of our information technology systems include, without limitation, computer malware, cyber incidents, phishing attempts, brute force attacks, exploiting software vulnerabilities (including “zero-day attacks”), supply chain attacks, human error, natural disasters and defects in design. In addition, we cannot be certain that our existing cyber insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss.
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

The use of AI by us, our Manager, our borrowers or third-party service providers could expose us to operational, legal, regulatory, financial and competitive risks.
AI and machine learning technologies are increasingly being adopted across financial services, commercial real estate finance, data analytics, valuation, underwriting and cybersecurity. We, our Manager, our borrowers and third-party service providers may use or rely on AI-based tools in connection with investment analysis, underwriting, asset management, valuation models, cybersecurity, data processing or other business functions. The use of AI involves risks and challenges, including the potential for inaccurate or biased outputs, flawed assumptions, data privacy or confidentiality compromises, cybersecurity vulnerabilities, intellectual property concerns, and evolving legal and regulatory requirements. If AI-based tools or models are improperly designed, implemented or supervised, or if underlying data is incorrect, misleading or incomplete, their use could result in flawed investment decisions, operational disruptions, regulatory scrutiny, litigation exposure, or harm to our reputation and financial condition. In addition, the legal and regulatory frameworks governing AI continue to evolve, and future laws, regulations or enforcement actions could limit permissible uses of AI, increase compliance costs or impose liability for outcomes that may be difficult to predict or control. Our inability, or the inability of our Manager or service providers, to effectively manage the risks associated with AI or adapt to rapid technological change could adversely affect our business, financial condition and results of operations.
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
Additionally, the integration of past and future acquisitions may require the devotion of significant management attention and resources. Past and potential difficulties we may encounter in the integration process include, but are not limited to, the following:
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
•the risk of litigation, legal claims or other judicial or administrative proceedings arising from the divestiture;
•the risk that liabilities that arose in a business prior to divestiture, such as prior liabilities of our recently divested Residential Mortgage Banking segment (formerly carried out by GMFS, LLC), could result in indemnification obligations with respect to such divestiture; and
•negative reactions from market analysts and adverse impacts on our stock price.
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
The departure of any of the executive officers or key personnel of Waterfall could have a material adverse effect on our performance. In addition, we offer no assurance that Waterfall will remain our manager or that we will continue to have access to Waterfall’s principals and professionals. The current term of our management agreement runs through October
31, 2026 and, unless terminated in accordance with its terms, our management agreement will automatically renew for a successive one-year term on each anniversary thereafter. If the management agreement is terminated and no suitable replacement is found to manage our Company, we may not be able to execute our business plan.
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
In addition, we originate and service USDA guaranteed loan products through our subsidiary, ReadyCap Commercial.
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

Our lending business could be materially and adversely affected by circumstances or events limiting the availability of funds for SBA and USDA loan programs. A government shutdown occurred in October 2013, December 2018 and
October 2025, which affected the ability of entities to originate SBA and USDA loans because Congress failed to approve a budget which in turn eliminated the availability of funds for these programs. A similar government shutdown could occur in the future, which may affect our ability to originate government-guaranteed loans and to sell the government-guaranteed portions of those loans in the secondary market. A government shutdown may adversely affect our SBA loan program acquisitions, our SBA and USDA loan originations and our results of operations.
Risks Related to Financing and Hedging
We use leverage as part of our investment strategy, but we do not have a formal policy limiting the amount of debt we may incur. Our Board may change our leverage policy without stockholder consent.
We finance the loans we originate through securitizations and other borrowings. For information on our committed and outstanding financing arrangements see “Item 7. Management’s Discussion and Analysis of Financial Condition and
Results of Operations — Liquidity and Capital Resources” included in this Form 10-K. Over time, as market conditions change, we plan to use these and other borrowings. The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that market conditions prevent us from leveraging our assets or cause the cost of our financing to increase relative to the income that can be derived from the assets acquired. Our financing costs will reduce cash available for distribution to stockholders. We may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. A decrease in the value of our assets that are subject to repurchase agreement financing may lead to margin calls that we will have to satisfy. We may not have the funds available to satisfy any such margin calls and may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses. The satisfaction of any such margin calls may reduce cash flow available for distribution to our stockholders. Any reduction in distributions to our stockholders may cause the value of our common stock to decline.
We have substantial debt maturing in 2026, including approximately $550 million of senior secured notes and corporate debt, which could have a negative impact on our liquidity, results of operations, and book value.
We have substantial debt maturing in 2026, including approximately $550.0 million of senior secured notes and corporate debt. We believe that our sources of liquidity will provide sufficient liquidity to fund ongoing obligations. Our sources of liquidity include approximately $200.0 million of unrestricted cash and approximately $700.0 million of unencumbered assets as of December 31, 2025, and we also expect to have net liquidity from portfolio maturities and pending asset resolutions over the next 12 months, and may also sell additional assets. However, there can be assurances regarding the amount of net liquidity that we will generate over the next 12 months. Furthermore, the combination of these items may prevent us from utilizing liquidity to originate new loans or otherwise operate the business, and may have a negative impact on our book value if we sell assets at less than their carrying value. These factors could have a negative impact on our liquidity, results of operations and book value.  For more information, see “Liquidity and Capital
Resources”.
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
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. In order to treat a subsidiary of the REIT as a TRS, both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. In order to qualify as a REIT, for taxable years ending before January 1, 2026, no more than 20% of the value of our gross assets at the end of each calendar quarter may consist of securities of one or more TRSs. For taxable years beginning on or after January 1, 2026, no more than 25% of the value of our gross assets at the end of each calendar quarter may consist of securities of one or more TRSs. A significant portion of our activities are conducted through our TRSs, and we expect that such TRSs will, at times, hold significant assets.
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
Any distributions we receive from our TRSs are classified as dividend income to the extent of the earnings and profits of the distributing corporation. Any of our TRSs may from time to time need to make such distributions in order to keep the value of our TRSs below 20% or 25%, as applicable, of our total assets. However, TRS dividends will generally not constitute qualifying income for purposes of one of the tests we must satisfy to qualify as a REIT, namely, that at least
75% of our gross income must in each taxable year generally be from real estate assets. While we will continue to monitor our compliance with both this gross income test and the limitation on the percentage of our assets represented by securities of our TRSs, and intend to conduct our affairs so as to comply with both, the two may at times be in conflict with one another. As an example, it is possible that we may wish to distribute a dividend from a TRS in order to reduce the value of our TRSs below the required threshold of our assets, but be unable to do so without violating the requirement that 75% of our gross income in the taxable year be derived from real estate assets. Although there are other measures we can take in such circumstances in order to remain in compliance, there can be no assurance that we will be able to comply with both of these tests in all market conditions.

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
In addition, in general, no more than 5% of the value of our assets (other than government securities and qualifying real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our assets may consist of “nonqualified publicly offered REIT debt instruments.” Further, for taxable years ending before January 1, 2026, no more than 20% of the value of our total assets can be represented by stock and securities of one or more TRSs. For taxable years beginning on or after January 1, 2026, no more than 25% of the value of our total assets can be represented by stock and securities of one or more TRSs. If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments from our portfolio. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders. In addition, if we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT. The REIT requirements described above may also restrict our ability to sell
REIT-qualifying assets, including asset sales made in connection with a disposition of certain segments of our business or in connection with a liquidation of us, without adversely impacting our qualifications as a REIT. Furthermore, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT.
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
Overall, for taxable years ending before January 1, 2026, no more than 20% of the value of a REIT’s assets may consist of stock and securities of one or more TRSs. For taxable years beginning on or after January 1, 2026, no more than 25%
of the value of a REIT’s assets may consist of stock and securities of one or more TRSs. A domestic TRS will pay U.S.
federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-
length basis.
We have elected and will elect to treat certain subsidiaries as TRSs. Any such TRS and any other domestic TRS that we may form would therefore be required to pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income would be available for distribution to us but would not be required to be distributed to us by such
TRS. We anticipate that the aggregate value of the TRS stock and securities owned by us will be less than 20% or 25%, as appropriate, of the value of our total assets (including the TRS stock and securities). Furthermore, we will monitor the value of our investments in our TRSs to ensure compliance with the rule that no more than 20% or 25%, as appropriate, of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter).
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

The Tax Cuts and Jobs Act significantly changed U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. Further changes to the tax laws are possible. In particular, the federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time.
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
•“business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, impose fair price and/or supermajority stockholder voting requirements on these combinations;
•“control share” provisions of the MGCL that provide that a holder of “control shares” of a Maryland corporation (defined as shares which, when aggregated with all other shares controlled by the stockholder
(except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) has no voting rights with respect to such shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and personnel who are also directors; and
•“unsolicited takeover” provisions of the MGCL that permit our Board, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not yet have.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We recognize the importance of implementing and maintaining robust cybersecurity measures designed to safeguard the confidentiality, security, integrity and availability of our data and systems. We seek to prevent or reduce risks by providing a prompt, effective, and skillful response to cybersecurity threats. As a critical component of our overall risk management process, we have adopted a framework that shares existing methodologies, reporting channels and governance processes to identify, assess, manage and report cybersecurity threats on an ongoing basis. This risk management process is led by our Incident Response Team (“IRT”), which is led by the Company’s Chief Technical
Officer and the Head of Infrastructure, and supported by the Chief Financial Officer, Chief Executive Officer and Chief
Investment Officer, and General Counsel. The IRT is responsible for assessing and managing cybersecurity risks, subject to the oversight of our Board. In particular, our Head of Infrastructure is an experienced information technology professional with over 20 years of experience in the industry, including oversight of our cybersecurity department.
Certain members of the IRT report to our Board on a quarterly basis regarding the external threat environment, steps taken by us to address and mitigate cybersecurity risks as well as updates on our readiness to prevent, detect, respond and recover from a potential cybersecurity incident. We conduct due diligence prior to engaging third-party service providers that have access to our networks, systems, and/or customer or employee data. Third-party service providers are required to comply with our policies regarding information security and are contractually required to meet all legal and regulatory obligations. The Board reviews IRT reports and practices relating to information technology, information security, cybersecurity, disaster recovery, business continuity, data privacy and data governance; and the Board monitors compliance with regulatory requirements and industry standards.
In order to identify, prevent, detect, and mitigate cybersecurity incidents, the IRT is authorized to (a) take the appropriate steps deemed necessary to identify, assess, contain, mitigate, and resolve a cybersecurity incident including; (b) maintain
(i) the Company’s Incident Response Plan in the event of an incident, (ii) the Company’s Written Information Security
Policy which governs information technology security policies, and (iii) the Company’s Business Continuity Plan designed to keep all major business systems in operation in the event of an incident or other disaster; (c) regularly monitor all Company systems and user accounts for any suspected incidents (d) perform quarterly assessments on all
Company systems and user accounts; and (e) conduct general cybersecurity awareness and data protection training for our employees. In addition, we may engage third parties such as insurance carriers, outside legal counsel, forensic investigators, crisis communications or public relations firms, investor relations firms and response vendors and we may coordinate with regulators or law enforcement. We also assess third party risks when determining the selection and oversight of applicable third-party service providers.
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
Item 2. Properties
Our principal executive offices are located at 1251 Avenue of the Americas, 50th Floor, New York, New York, 10020,
in an office space leased by our Manager as part of our management agreement. For our Small Business Lending segment, we use the office of ReadyCap Lending located at 200 Connell Drive, Suite 4000, Berkeley Heights, New
Jersey, 07922, the office of Madison One located at 9375 East Shea Boulevard, Suite 100, Scottsdale, Arizona, 85260,
and the office of iBusiness Funding LLC, located at 110 Southeast 6th Street, Suite 700, Fort Lauderdale, Florida,
33301. We use our principal executive offices and the two offices of Ready Capital Affordable located at 666 Old
Country Road, Suite 603, Garden City, New York, 11530 and 350 Fifth Avenue, Suite 4830, New York, New York,
10118 for our LMM Commercial Real Estate segment. We do not own any properties and lease the space we utilize for our offices and consider these facilities, which exclude properties related to our discontinued operations, to be adequate for the management and operations of our business.
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
On March 18, 2025, a purported former stockholder of UDF IV filed a class action lawsuit in the Circuit Court for
Baltimore City, Maryland, captioned The Lawrence C. Headley Living Trust v. Jones, et al., No. C-24-CV-25-002222
(Md. Cir. Ct. Balt. City) (the “UDF IV Merger Action”). The UDF IV Merger Action names as defendants UDF IV’s former board of trustees and alleges they breached their fiduciary duties in connection with the UDF IV Merger by failing to properly consider an acquisition proposal that was purportedly superior to the UDF IV Merger, by relying on purportedly false and misleading valuation analyses, by authorizing the issuance of a purportedly false and misleading proxy statement, and by obtaining improper personal benefits that were not shared with all UDF IV stockholders. The complaint also asserts claims against UDF IV’s former advisor, UMTH General Services, L.P., for aiding and abetting these alleged breaches of fiduciary duty. The complaint seeks compensatory damages, rescissory damages, and unwinding of the UDF IV Merger, as well as attorneys’ fees and costs. On April 11, 2025, the UDF IV Merger Action was assigned to the Business and Technology Case Management Program of the Circuit Court for Baltimore City,
Maryland. Thereafter, on May 16, 2025, the defendants moved to dismiss the initial complaint. In response, the plaintiff filed an amended complaint on July 11, 2025, which the defendants subsequently moved to dismiss on September 9,
2025. Briefing on the defendants’ motion to dismiss the amended complaint was completed on December 18, 2025.
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
Securities and derivative litigation
On March 6, 2025 and April 23, 2025, the Company and certain of its executive officers were named as defendants in two separate but largely identical putative stockholder class action lawsuits filed in the United States District Court for the Southern District of New York (the “Exchange Act Class Actions”). The Exchange Act Class Actions were filed under the captions Quinn v. Ready Capital Corp., et al., No. 1:25-cv-01883 (S.D.N.Y.) and Goebel v. Ready Capital
Corp., et al., No. 1:25-cv-3373 (S.D.N.Y.). The Exchange Act Class Actions allege that the defendants violated Section
10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions regarding the performance of the Company’s loan portfolio and related matters, and that the executive officers named as defendants violated Section 20(a) of the Exchange Act as control persons of the Company. The Exchange Act
Class Actions seek compensatory damages, costs, and expenses on behalf of the purported classes. On July 8, 2025, the court entered an order consolidating the Exchange Act Class Actions under the caption In re Ready Capital Securities
Litigation, No. 1:25-cv-01883 (S.D.N.Y.) (the “Exchange Act Litigation”) and appointing lead plaintiff and lead counsel. Lead plaintiff filed an amended complaint on September 8, 2025, which the defendants moved to dismiss on
November 10, 2025. Briefing on the defendants’ motion to dismiss was completed on February 9, 2026.
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
On May 8 and May 14, 2025, the Company and certain of its executive officers and directors were named as defendants in two separate but largely identical putative class action lawsuits filed by purported former Broadmark stockholders in the Superior Court for King County, Washington (the “Broadmark State Court Actions”). Certain former directors and officers of Broadmark and certain affiliates of the Company and its directors, including Waterfall, were also named as defendants. The Broadmark State Court Actions were filed under the captions van Wyk et al. v. Ready Capital Corp., et
al., No. 25-2-14038-5 SEA (Wash. Super. Ct. King Cnty.) and Whittlesey v. Ready Capital Corp., et al., No.
25-2-14567-1 SEA (Wash. Super Ct. King Cnty.). The Broadmark State Court Actions allege that the defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act by issuing false and misleading statements and omissions in connection with the Broadmark Merger regarding the performance of the Company’s loan portfolio and related matters and seek disgorgement, compensatory damages, and the costs and expenses of litigation. On June 20, 2025, the court consolidated the Broadmark State Court Actions under the caption In re Ready Capital Corporation Securities Litigation,
No. 25-2-14038-5 SEA (Wash. Super. Ct. King Cnty.) (the “Broadmark State Court Litigation”). On August 19, 2025,
the plaintiffs filed a consolidated complaint, which the defendants subsequently moved to dismiss on October 20, 2025.
On February 2, 2026, the defendants moved to stay the Broadmark State Court Litigation pending resolution of the
Broadmark Federal Court Litigation. On February 19, 2026, the motions to dismiss and stay were denied.
On May 28, 2025, the Company and certain of its executive officers and directors were named as defendants in a putative class action filed by a purported former Broadmark stockholder in the United States District Court for the
Western District of Washington (the “Broadmark Federal Court Litigation”). Broadmark and certain of its former directors and officers were also named as defendants. The Broadmark Federal Court Litigation is captioned Grant v.
Ready Capital Corp., et al., No. 2:25-cv-1013 (W.D. Wash.). On October 15, 2025, the court entered an order appointing lead plaintiff and lead counsel. On November 25, 2025, the lead plaintiff filed an amended complaint asserting that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Section 11, 12(a)(2), and 15 of the Securities Act
by issuing false and misleading statements and omissions in connection with the Broadmark Merger regarding the performance of the Company’s loan portfolio and related matters. The amended complaint seeks compensatory and rescissory damages, as well as attorneys’ fees and litigation expenses. On January 12, 2026, the defendants moved to dismiss the amended complaint. Briefing on the defendants' motion to dismiss is expected to be completed by March
2026. On January 8, 2026, the defendants moved to transfer the Broadmark Federal Court Litigation to the U.S. District
Court for the Southern District of New York, where the Exchange Act Litigation is pending. Briefing on the defendants’
motion to transfer was completed on February 5, 2026.
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
The Broadmark Derivative Litigation is currently stayed, pending: (1) dismissal of the Broadmark Exchange Act
Litigation with prejudice, and the exhaustion of all appeals thereto; or (2) denial, in full or in part, of the defendants’
motion to dismiss the Broadmark Exchange Act Litigation. The defendants intend to vigorously defend against the
Broadmark State Court Litigation, the Broadmark Federal Court Litigation, and the Broadmark Derivative Litigation.
Legacy UDF IV litigation
As a result of the UDF IV Merger, the Company assumed certain outstanding litigation against UDF IV and affiliated parties.

On March 20, 2020, Megatel Homes, LLC and certain of its affiliates filed a lawsuit against Mehrdad Moayedi, United
Development Funding, L.P., United Development Funding II, L.P., United Development Funding III, L.P., UDF IV,
United Development Funding V, and various other affiliates (collectively the “UDF Defendants”) in the United States
District Court for the Northern District of Texas, captioned Megatel Homes LLC, et al. v. Moayedi, et al., No. 3:20-
cv-00688-L-BT (N.D. Tex.) (the “Megatel Action”). The Megatel Action alleges that the UDF Defendants knowingly participated in a scheme to “prop” up Moayedi’s companies, and thereby defraud the plaintiffs, by lending funds to
Moayedi’s companies, which Moayedi’s companies then used to repay older loans they had received from the UDF
Defendants, rather than using such funds to “advance” real estate projects with the plaintiffs. The plaintiffs assert claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and for common law fraud, statutory fraud, and fraudulent inducement. The plaintiffs seek compensatory damages, treble damages, exemplary damages, and attorneys’
fees. On May 18, 2020, the defendants moved to dismiss the plaintiffs’ complaint, which the court granted in part and denied in part on November 16, 2021. The plaintiffs filed an amended complaint on November 29, 2021, which the defendants again moved to dismiss. The court denied the motions to dismiss on June 27, 2022. Discovery in the Megatel
Action is complete and summary judgment motions are due to be filed by March 11, 2026. The UDF Defendants will be filing a motion for summary judgment in an attempt to dispose of the litigation against them. The court will issue a forthcoming order setting a trial date, likely after the summary judgment motions are decided. The UDF Defendants and the Company intend to vigorously defend against the Megatel Action.
On August 17, 2022, certain former officers, trustees, and advisors of UDF IV were named as defendants in a lawsuit filed by former UDF IV stockholder NexPoint Diversified Real Estate Trust and an affiliated entity in the District Court of Dallas County, Texas, captioned NexPoint Diversified Real Estate Trust, et al. v. UMTH General Services, L.P., et al.,
No. DC-22-09833 (Tex. Dist. Ct. Dallas Cnty.) (the “UDF Advisor Action”). The UDF Advisor Action alleges that the defendants caused UDF IV to improperly indemnify, advance litigation expenses, and fund settlement amounts in connection with an SEC civil enforcement action and the subsequent criminal prosecution of UDF IV’s former officers and trustees. The UDF Advisor Action also alleges that the defendants caused UDF IV to pay improper fees to UDF IV’s advisor. The UDF Advisor Action asserts claims against the defendants for breaches of fiduciary duty, aiding and abetting, breaches of the advisory agreement between UDF IV and its advisors, and civil conspiracy and seeks compensatory damages, punitive damages, costs and fees, as well as specific performance of certain contractual obligations. On October 12, 2022, the defendants moved to dismiss the lawsuit, which the trial court denied on
November 30, 2022. On March 17, 2023, the plaintiffs filed an amended petition adding certain former UDF IV board members (the “Trustee Defendants”) to the lawsuit. On May 4, 2023, the Trustee Defendants moved to dismiss the claims asserted against them and the Trustee Defendants were subsequently dismissed from the lawsuit. On January 9,
2024, the remaining defendants filed a writ of mandamus with the Texas Supreme Court, arguing that the plaintiffs’
claims were derivative (rather than direct) and that the plaintiffs lacked standing to assert their claims because they failed to make a pre-suit demand on UDF IV’s board of trustees. On January 30, 2024, the Texas Supreme Court stayed the trial court proceedings pending resolution of the writ. Briefing on the merits of the appeal was completed on February 6,
2025, and the Texas Supreme Court held oral argument on September 9, 2025. On November 14, 2025, the Texas
Supreme Court granted the writ and directed the trial court to dismiss the UDF Advisor Action with prejudice. Although
UDF IV and the Company are not defendants in the UDF Advisor Action, the Company is subject to contractual indemnification obligations (conditioned on the satisfaction of various contractual requirements) in connection therewith, including with respect to the defendants’ service as UDF IV officers and trustees and the provision of services to UDF
IV, as applicable.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
Market Information
Our common stock is listed for trading on the NYSE under the symbol “RC”.

Holders
As of February 27, 2026, we had 2,018 registered holders of our common stock. The holders of record include Cede &
Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.
Dividends
We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended
December 31, 2013. U.S. federal income tax law requires that a REIT distribute annually dividends equal to at least 90%
of its REIT taxable income, excluding net capital gains and determined without regard to the dividends paid deduction, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We currently intend to pay sufficient distributions to stockholders, which will allow us to satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income tax on our undistributed income.
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
The following graph is a comparison of the cumulative total stockholder return on our shares of common stock, the
Standard & Poor’s 500 Index (the “S&P 500 Index”) and a Competitor Composite Average, a peer group index from
October 31, 2016 to December 31, 2025.

Total Return Performance
360
320
280
240
200
160
120
80
40
10/31/2016
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
RC
S&P 500
Competitor Composite Average

	As of the period ended	As of December 31,
Index	October 31, 2016	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
RC	100.0	100.4	124.9	125.8	155.3	147.0	206.5	165.3	173.0	130.5	47.2
S&P 500	100.0	105.3	125.7	117.9	152.0	176.7	224.2	180.6	224.3	279.5	322.0
Competitor Composite Average	100.0	100.6	115.0	125.3	169.9	160.7	203.5	165.4	204.0	194.8	182.5

In the table above:
•Total return performance presents our common stock during the two months ended December 31, 2016 and each of the fiscal years ended December 31, 2017 through 2025, reflecting the post-merger prices of our common stock.
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
transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors.
The table below presents purchases of our common stock during the quarter.

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program
October	3,721		$3.38		—	$84,712,998
November	751,087		2.59		750,000	82,770,332
December	56,808		2.23		—	82,770,332
Total	811,616	(1)	$2.57	(2)	750,000	$82,770,332
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
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Contractual Obligations and Off-Balance Sheet Arrangements
•Critical Accounting Estimates
The following discussion should be read in conjunction with our consolidated financial statements and accompanying
Notes included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K. The discussion and analysis of our financial condition and results of operations is for the year ended December 31, 2025 compared with the year ended December 31, 2024. Discussions of our financial condition and results of operations for the year ended
December 31, 2024 compared with the year ended December 31, 2023 that have been omitted under this item can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
included in our Annual Report on Form 10-K/A for the year ended December 31, 2024, which was filed with the
Securities and Exchange Commission on September 30, 2025.
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
Overview
Our Business
We are a multi-strategy real estate finance company that originates, acquires, finances, and services LMM loans, SBA loans, construction loans, USDA loans and, to a lesser extent, MBS collateralized primarily by LMM loans, or other real estate-related investments. Our loans generally range in original principal amounts up to $40 million and are used by businesses to purchase real estate used in their operations or by investors seeking to acquire multi-family, office, retail, mixed use or warehouse properties. Our objective is to provide attractive risk-adjusted returns to our stockholders. In order to achieve this objective, we intend to grow our investment portfolio and believe that the breadth of our full-service real estate finance platform will allow us to adapt to market conditions and deploy capital in our asset classes and segments with the most attractive risk-adjusted returns.
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
•LMM Commercial Real Estate. We originate LMM loans across the full life-cycle of an LMM property including construction, bridge, stabilized and agency loan origination channels through our subsidiary,
ReadyCap Commercial, LLC. These originated loans are generally held-for-investment or placed into securitization structures. As part of this segment, we originate and service multi-family loan products under the Freddie Mac SBL program. These originated loans are held for sale, and subsequently sold to Freddie
Mac. We provide construction and permanent financing for the preservation and construction of affordable housing, primarily utilizing tax-exempt bonds through Ready Capital Affordable, a subsidiary. In addition, we acquire LMM loans as part of our business strategy. We hold performing LMM loans to term and seek to maximize the value of the non-performing LMM loans acquired by us through borrower-based resolution strategies. We typically acquire non-performing loans at a discount to their unpaid principal balance when we believe that resolution of the loans will provide attractive risk-adjusted returns.
•Small Business Lending. We acquire, originate and service owner-occupied loans guaranteed by the SBA under the SBA Section 7(a) Program through our subsidiary, ReadyCap Lending, LLC. We hold an SBA license as one of only 16 non-bank Small Business Lending Companies and have been granted preferred lender status by the SBA. These originated loans are either held-for-investment, placed into securitization structures, or sold. In addition, we originate and service USDA loans through our subsidiary, ReadyCap
Commercial, as well as originate and service small business loans through our subsidiary iBusiness Funding
LLC.
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
Changes in Market Interest Rates. We own and expect to acquire or originate fixed rate and floating rate loans with maturities ranging from two to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in two to 10 years. Fixed rate loans bear interest that is fixed for the term of the loan and we typically utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with such fixed rate loans. As of December 31, 2025, all fixed rate loans are match funded in securitization. Floating rate loans generally have an adjustable interest rate equal to the sum of a fixed spread plus an index rate, such as SOFR, which typically resets monthly. As of December 31, 2025, approximately 81% of the loans in our portfolio were floating rate loans, and
19% were fixed rate loans, based on carrying value.
Current market conditions. During the fourth quarter, macroeconomic concerns persisted including global market volatility, uncertainty about trade policies, geopolitical tensions, inflationary pressures and interest rates. The U.S.
Federal Reserve delivered an additional interest rate cut, but there is uncertainty regarding if and when further decreases will occur. Although the full impact of these changes remains uncertain and difficult to predict, concerns and uncertainties about the economic outlook may adversely impact our financial condition, results of operations and cash flows.
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

The table below sets forth certain information on our operating results.

	Three Months Ended December 31,	Year Ended December 31,
($ in thousands, except share data)	2025	2025	2024
Net Income (loss) from continuing operations	$(232,565)	$(215,853)	$(411,999)
Earnings per common share from continuing operations - basic	$(1.46)	$(1.41)	$(2.52)
Earnings per common share from continuing operations - diluted	$(1.46)	$(1.41)	$(2.52)
Distributable earnings before realized losses	$(10,070)	$(20,804)	$181,931
Distributable earnings before realized losses per common share - basic	$(0.09)	$(0.23)	$0.97
Distributable earnings before realized losses per common share - diluted	$(0.09)	$(0.23)	$0.97
Distributable earnings	$(65,279)	$(246,047)	$28,360
Distributable earnings per common share - basic	$(0.43)	$(1.59)	$0.07
Distributable earnings per common share - diluted	$(0.43)	$(1.59)	$0.07
Dividends declared per common share	$0.01	$0.385	$1.10
Dividend yield (1)	1.8%	1.8%	14.7%
Return on equity from continuing operations	(58.8)%	(13.2)%	(19.6)%
Distributable return on equity before realized losses	(3.1)%	(1.8)%	7.5%
Distributable return on equity	(16.8)%	(15.0)%	0.9%
Book value per common share	$8.79	$8.79	$10.61
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
the assets in our pipeline at any one time and there can be no assurance the assets currently in our pipeline will be acquired or originated by us in the future.
The table below presents information on our investment portfolio originations (based on fully committed amounts).

	Three Months Ended December 31,	Year Ended December 31,
(in thousands)	2025	2025	2024
Loan originations:
LMM loans	$234,872	$626,085	$1,198,090
SBL loans	139,698	1,168,444	1,202,592
Total loan investment activity	$374,570	$1,794,529	$2,400,682
The table below presents information on our origination pipeline opportunities (based on fully committed amounts).

(in thousands)	Current Pipeline
Loan originations:
LMM loans	$335,291
SBL loans	1,220,271
Total loan investment pipeline(1)	$1,555,562
(1)Includes 2026 fundings

Balance Sheet Analysis and Metrics

(in thousands)	December 31, 2025	December 31, 2024	$ Change	% Change
Assets
Cash and cash equivalents	$207,841	$143,803	$64,038	44.5%
Restricted cash	39,746	30,560	9,186	30.1
Loans, net (including $737 and $3,533 held at fair value)	3,500,298	3,378,149	122,149	3.6
Loans, held for sale (including $73,094 and $128,531 held at fair value and net of valuation allowance of $67,612 and $97,620)	585,820	241,626	344,194	142.4
Mortgage-backed securities	34,501	31,006	3,495	11.3
Investment in unconsolidated joint ventures (including $5,737 and $6,577 held at fair value)	161,424	161,561	(137)	(0.1)
Derivative instruments	6,740	7,963	(1,223)	(15.4)
Servicing rights	126,279	128,440	(2,161)	(1.7)
Real estate owned	620,225	193,437	426,788	220.6
Other assets	508,238	362,486	145,752	40.2
Assets of consolidated VIEs	1,978,684	5,175,295	(3,196,611)	(61.8)
Assets held for sale	—	287,595	(287,595)	(100.0)
Total Assets	$7,769,796	$10,141,921	$(2,372,125)	(23.4)%
Liabilities
Secured borrowings	2,788,926	2,035,176	753,750	37.0
Securitized debt obligations of consolidated VIEs, net	1,174,785	3,580,513	(2,405,728)	(67.2)
Senior secured notes, net	722,729	437,847	284,882	65.1
Corporate debt, net	652,487	895,265	(242,778)	(27.1)
Guaranteed loan financing	524,091	691,118	(167,027)	(24.2)
Contingent consideration	18,698	573	18,125	3,163.2
Derivative instruments	1,432	352	1,080	306.8
Dividends payable	3,633	43,168	(39,535)	(91.6)
Loan participations sold	56,616	95,578	(38,962)	(40.8)
Due to third parties	3,135	1,442	1,693	117.4
Accounts payable and other accrued liabilities	171,636	188,051	(16,415)	(8.7)
Liabilities held for sale	—	228,735	(228,735)	(100.0)
Total Liabilities	$6,118,168	$8,197,818	$(2,079,650)	(25.4)%
Preferred stock Series C, liquidation preference $25.00 per share	8,361	8,361	—	—

Commitments & contingencies

Stockholders’ Equity
Preferred stock Series E, liquidation preference $25.00 per share	111,378	111,378	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 163,010,012 and 162,792,372 shares issued and outstanding, respectively	17	17	—	—
Additional paid-in capital	2,264,355	2,250,291	14,064	0.6
Retained deficit	(807,522)	(505,089)	(302,433)	59.9
Accumulated other comprehensive loss	(24,196)	(18,552)	(5,644)	30.4
Total Ready Capital Corporation equity	1,544,032	1,838,045	(294,013)	(16.0)
Non-controlling interests	99,235	97,697	1,538	1.6
Total Stockholders’ Equity	$1,643,267	$1,935,742	$(292,475)	(15.1)%
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$7,769,796	$10,141,921	$(2,372,125)	(23.4)%
As of December 31, 2025, total assets in our consolidated balance sheet were $7.8 billion, a decrease of $2.4 billion from
December 31, 2024, primarily reflecting a decrease in Assets of consolidated VIEs, partially offset by an increase in Real estate owned and Loans, held for sale. Assets of consolidated VIEs decreased $3.2 billion, primarily due to the collapse of RCMF 2021-FL5, RCMF 2021-FL6, RCMF 2022-FL8, RCMF 2022-FL9 and RCMF 2022-FL10 and paydowns on securitized loans. Real estate owned increased $0.4 billion, due to the settlement of the Portland, mixed-use asset loan obligation via a consensual deed-in-lieu arrangement, partially offset by sales. Loans, held for sale increased $0.3 billion, primarily due to loans transferred from Loans, net, partially offset by loans sold.

As of December 31, 2025, total liabilities in our consolidated balance sheet were $6.1 billion, a decrease of $2.1 billion from December 31, 2024, primarily reflecting a decrease in Securitized debt obligations of consolidated VIEs, net, partially offset by an increase in Secured borrowings. Securitized debt obligations of consolidated VIEs, net decreased
$2.4 billion due to paydowns on securitized loans including the collapse of RCMF 2021-FL5, RCMF 2021-FL6, RCMF
2022-FL8, RCMF 2022-FL9 and RCMF 2022-FL10. Secured borrowings increased $0.8 billion due to the collapse of
RCMF 2021-FL5, RCMF 2021-FL6, RCMF 2022-FL8, RCMF 2022-FL9 and RCMF 2022-FL10, partially offset by payoffs.
As of December 31, 2025, total stockholders’ equity was $1.6 billion, a decrease of $0.3 billion from December 31,
2024, primarily due to net losses, common stock repurchased through the Company’s share repurchase program and dividends paid, partially offset by shares issued in connection with the acquisition of UDF IV.
Selected Balance Sheet Information by Business Segment. The table below presents certain selected balance sheet data by business segments, with the remaining amounts reflected in Unallocated –Corporate.

(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
December 31, 2025
Assets
Loans, net	$4,125,550	$1,068,827	$5,194,377
Loans, held for sale	654,388	56,539	710,927
MBS	34,501	—	34,501
Investment in unconsolidated joint ventures	161,071	353	161,424
Servicing rights	61,331	64,948	126,279
Real estate owned	635,328	185	635,513

Liabilities
Secured borrowings	2,450,200	338,726	2,788,926
Securitized debt obligations of consolidated VIEs	1,105,805	68,980	1,174,785
Senior secured notes, net	715,086	7,643	722,729
Corporate debt, net	652,487	—	652,487
Guaranteed loan financing	—	524,091	524,091
Loan participations sold	56,616	—	56,616
In the table above,
•Loans, net includes assets of consolidated VIEs.
•Loans, held for sale includes assets of consolidated VIEs, net of valuation allowance.
•Real estate owned includes assets of consolidated VIEs.

Statement of Operations Analysis and Metrics

	For the Year Ended December 31,
(in thousands)	2025	2024	$ Change
Interest income
LMM commercial real estate	$447,810	$766,354	$(318,544)
Small business lending	121,356	130,621	(9,265)
Total interest income	$569,166	$896,975	$(327,809)
Interest expense
LMM commercial real estate	(434,743)	(598,846)	164,103
Small business lending	(79,382)	(97,609)	18,227
Total interest expense	$(514,125)	$(696,455)	$182,330
Net interest income before provision for loan losses	$55,041	$200,520	$(145,479)
Provision for loan losses
LMM commercial real estate	(61,725)	(283,800)	222,075
Small business lending	(25,313)	(8,959)	(16,354)
Total provision for loan losses	$(87,038)	$(292,759)	$205,721
Net interest loss after provision for loan losses	$(31,997)	$(92,239)	$60,242
Non-interest income (loss)
LMM commercial real estate	(150,706)	(238,972)	88,266
Small business lending	84,289	118,574	(34,285)
Unallocated corporate income	113,125	18,633	94,492
Total non-interest income (loss)	$46,708	$(101,765)	$148,473
Non-interest expense
LMM commercial real estate	(138,063)	(148,230)	10,167
Small business lending	(114,283)	(96,889)	(17,394)
Unallocated corporate expenses	(64,921)	(77,388)	12,467
Total non-interest expense	$(317,267)	$(322,507)	$5,240
Net income (loss) before provision for income taxes
LMM commercial real estate	(337,427)	(503,494)	166,067
Small business lending	(13,333)	45,738	(59,071)
Unallocated corporate expenses	48,204	(58,755)	106,959
Total net income (loss) before provision for income taxes	$(302,556)	$(516,511)	$213,955

Results of Operations – Supplemental Information. Realized and unrealized gains (losses) on financial instruments are recorded in the consolidated statements of operations and classified based on the nature of the underlying asset or liability.
The table below presents the components of realized and unrealized gains (losses) on financial instruments.

	For the Year Ended December 31,
(in thousands)	2025	2024	$ Change
Realized gain (loss) on financial instruments
Creation of mortgage servicing rights
SBA - 7(a)	$12,233	$14,739	$(2,506)
Multi-family	5,810	6,112	(302)
USDA	7,725	3,384	4,341
Small business loans	1,990	1,035	955
Total Creation of mortgage servicing rights	$27,758	$25,270	$2,488
Loans
SBA - 7(a)	44,596	59,697	(15,101)
Multi-family	1,205	1,721	(516)
USDA	8,093	883	7,210
Total loans	$53,894	$62,301	$(8,407)
Gain on sale business
SBA - 7(a)	56,829	74,436	(17,607)
Multi-family	7,015	7,833	(818)
USDA	15,818	4,267	11,551
Small business loans	1,990	1,035	955
Total gain on sale business	$81,652	$87,571	$(5,919)
Loans, held for sale
Bridge	(194,907)	(58,852)	(136,055)
Construction	(1,020)	(74,907)	73,887
Other	—	(11,862)	11,862
Total loans, held for sale	$(195,927)	$(145,621)	$(50,306)
Loans, net
Bridge	(2,387)	(1,657)	(730)
Fixed rate	(1,766)	(147)	(1,619)
Construction	141	(6,938)	7,079
Other	(879)	(429)	(450)
Total loans, net	$(4,891)	$(9,171)	$4,280
Net realized gain (loss) on derivatives, at fair value	$7,477	$19,794	$(12,317)
Net realized gain (loss) - all other	$(30,423)	$(6,573)	$(23,850)
Net realized gain (loss) on financial instruments	$(142,112)	$(54,000)	$(88,112)
Unrealized gain (loss) on financial instruments
Loans, held for sale
Bridge	—	4	(4)
Fixed rate	10	(3,270)	3,280
Freddie Mac	(188)	91	(279)
SBA - 7(a)	(2,907)	2,650	(5,557)
Other	412	(27)	439
Total Loans, held for sale	$(2,673)	$(552)	$(2,121)
Net unrealized gain (loss) on preferred equity, at fair value	$(12,923)	$(15,613)	$2,690
Net unrealized gain (loss) on derivatives, at fair value	$(800)	$(4,760)	$3,960
Net unrealized gain (loss) - all other	$3,243	$5,934	$(2,691)
Net unrealized gain (loss) on financial instruments	$(13,153)	$(14,991)	$1,838
LMM Commercial Real Estate Segment Results.
YTD 2025 versus YTD 2024. Interest income of $447.8 million represented a decrease of $318.5 million, primarily due to an increase in non-accrual loans, a decrease in loan balances and interest rates. Interest expense of $434.7 million represented a decrease of $164.1 million, driven by a decrease in loan balances and interest rates. Provision for loan losses of $61.7 million represented a decrease of $222.1 million, primarily due to loans transferred from Loans, net to
Loans, held for sale and loan sales. Non-interest loss of $150.7 million represented a decrease of $88.3 million, primarily due to a decrease in the valuation allowance, partially offset by an increase in realized losses on financial instruments related to loan sales. Non-interest expense of $138.1 million represented a decrease of $10.2 million, due to a decrease in charge-offs of real estate acquired in settlement of loans, partially offset by an increase in other operating expenses primarily driven by operating costs and depreciation related to the Portland mixed-use asset.
Small Business Lending Segment Results.
YTD 2025 versus YTD 2024. Interest income of $121.4 million represented a decrease of $9.3 million, primarily due to a decrease in interest rates. Interest expense of $79.4 million represented a decrease of $18.2 million, driven by a decrease in loan balances and interest rates. Provision for loan losses of $25.3 million represented an increase of $16.4 million, due to changes in the forecasted macroeconomic inputs for reserve modeling and an increase in asset specific reserves. Non-interest income of $84.3 million represented a decrease of $34.3 million, primarily due to a decrease in realized and unrealized gains on financial instruments. Non-interest expense of $114.3 million represented an increase of
$17.4 million, primarily due to an increase in employee compensation and benefits, loan origination expenses and loan servicing expenses.
Unallocated- Corporate.
YTD 2025 versus YTD 2024. Non-interest income of $113.1 million represented an increase of $94.5 million, primarily due to a gain on bargain purchase recognized from the UDF IV Merger, primarily driven by a discount in UDF IV's market valuation due to factors such as the illiquid nature of UDF IV's shares, and a change in our stock price between the date of the agreement and the closing date of the UDF IV Merger. Non-interest expense of $64.9 million represented a decrease of $12.5 million, primarily due to a decrease in management fees, transaction related expenses and other operating expenses.
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

	Three Months Ended December 31,			Year Ended December 31,
(in thousands)	2025	2024	$ Change	2025	2024	$ Change
Net loss	$(232,612)	$(314,751)	$82,139	$(221,061)	$(430,398)	$209,337
Reconciling items:
Unrealized (gain) loss on MSR - discontinued operations	—	33,175	(33,175)	8,952	40,394	(31,442)
Unrealized (gain) loss on joint ventures	523	(5,015)	5,538	2,845	(3,503)	6,348
Increase (decrease) in CECL reserve	113,974	277,277	(163,303)	35,178	272,964	(237,786)
Increase (decrease) in valuation allowance	23,318	(31,229)	54,547	(15,443)	124,878	(140,321)
Non-recurring REO impairment	15,027	31,175	(16,148)	23,653	55,686	(32,033)
Depreciation and amortization on real estate owned	1,712	—	1,712	2,812	—	2,812
Non-cash compensation	797	2,826	(2,029)	5,807	8,510	(2,703)
Unrealized (gain) loss on preferred equity, at fair value	10,645	15,613	(4,968)	12,923	15,613	(2,690)
Merger transaction costs and other non-recurring expenses	3,102	6,579	(3,477)	11,976	17,432	(5,456)
Bargain purchase (gain) loss	3,013	—	3,013	(109,549)	(13,859)	(95,690)
Realized losses on sale of investments	64,987	51,688	13,299	282,479	183,718	98,761
Total reconciling items	$237,098	$382,089	$(144,991)	$261,633	$701,833	$(440,200)
Income tax adjustments	(14,556)	(22,825)	8,269	(61,376)	(89,504)	28,128
Distributable earnings (loss) before realized losses	$(10,070)	$44,513	$(54,583)	$(20,804)	$181,931	$(202,735)
Realized losses on sale of investments, net of tax	(55,209)	(44,246)	(10,963)	(225,243)	(153,571)	(71,672)
Distributable earnings (loss)	$(65,279)	$267	$(65,546)	$(246,047)	$28,360	$(274,407)
Less: Distributable earnings attributable to non-controlling interests	1,926	3,113	(1,187)	7,345	8,167	(822)
Less: Income attributable to participating shares	2,015	2,248	(233)	8,667	9,125	(458)
Distributable earnings (loss) attributable to common stockholders	$(69,220)	$(5,094)	$(64,126)	$(262,059)	$11,068	$(273,127)
Distributable earnings (loss) before realized losses on investments, net of tax per common share - basic	$(0.09)	$0.23	$(0.32)	$(0.23)	$0.97	$(1.20)
Distributable earnings (loss) before realized losses on investments, net of tax per common share - diluted	$(0.09)	$0.23	$(0.32)	$(0.23)	$0.97	$(1.20)
Distributable earnings (loss) per common share - basic	$(0.43)	$(0.03)	$(0.40)	$(1.59)	$0.07	$(1.66)
Distributable earnings (loss) per common share - diluted	$(0.43)	$(0.03)	$(0.40)	$(1.59)	$0.07	$(1.66)
Q4 2025 versus Q4 2024. Consolidated net loss of $232.6 million for the fourth quarter of 2025 represented a decrease of $82.1 million from the fourth quarter of 2024, primarily due to a decrease in provision for loan losses, partially offset by an increase in the valuation allowance and a decrease in net interest income. Consolidated distributable loss before realized losses of $10.1 million for the fourth quarter of 2025 represented a decrease of $54.6 million from the fourth quarter of 2024. The decrease in the distributable earnings reconciling items is primarily due to a decrease in the provision for loan losses and unrealized losses on discontinued operations, partially offset by an increase in the valuation allowance. Consolidated distributable loss of $65.3 million for the fourth quarter of 2025 represented an increase of
$65.5 million from the fourth quarter of 2024 due to certain charge-offs and losses realized on sales of real estate owned assets and LMM loans.
YTD 2025 versus YTD 2024. Consolidated net loss of $221.1 million for the year ended December 31, 2025 represented a decrease of $209.3 million from the year ended December 31, 2024, primarily due to a decrease in provision for loan losses, a decrease in the valuation allowance and an increase in the gain on bargain purchase recognized from the UDF
IV Merger, primarily driven by a discount in UDF IV’s market valuation due to factors such as the illiquid nature of
UDF IV’s shares, and a change in our stock price between the date of the agreement and the closing date of the UDF IV
Merger, partially offset by a decrease in net interest income. Consolidated distributable loss before realized losses of
$20.8 million for the year ended December 31, 2025 represented an increase of $202.7 million from the year ended
December 31, 2024. The decrease in the distributable earnings reconciling items is primarily due to a decrease in the provision for loan losses, a decrease in the valuation allowance, a gain on bargain purchase recognized from the UDF IV
Merger, primarily driven by a discount in UDF IV’s market valuation due to factors such as the illiquid nature of UDF
IV’s shares, and a change in our stock price between the date of the agreement and the closing date of the UDF IV
Merger, partially offset by an increase in realized losses on sale of investments. Consolidated distributable loss of $246.0 million for the year ended December 31, 2025 represented an increase of $274.4 million from the year ended December
31, 2024 due to certain charge-offs and losses realized on sales of real estate owned assets and LMM loans.

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
We believe that our sources of liquidity will provide sufficient liquidity to fund ongoing obligations and address upcoming debt maturities, including the approximately $550.0 million of debt maturing in 2026. We had approximately
$200.0 million of unrestricted cash and approximately $700.0 million of unencumbered assets as of December 31, 2025.
We expect approximately $287 million in net liquidity from portfolio maturities and pending asset resolutions over the next 12 months, and may also sell additional assets. We expect the combination of these items to de-lever the balance sheet, which may impact book value depending on the size, timing and pricing of such actions. We expect to utilize these resources, together with our access to the capital markets, to meet our liquidity needs.

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
Cash flow
Year Ended December 31, 2025. Cash and cash equivalents as of December 31, 2025, increased by $66.8 million to
$249.5 million from December 31, 2024, primarily due to net cash provided by investing and operating activities, partially offset by net cash used for financing activities. The net cash provided by investing activities primarily reflected proceeds from disposition and principal payments of loans, partially offset by net cash used for loan originations. The net cash provided by operating activities primarily reflected the sale of Loans, held for sale, realized losses on financial instruments and provision for loan losses, partially offset by a bargain purchase gain in connection with the UDF IV
Merger which was primarily driven by a discount in UDF IV’s market valuation due to factors such as the illiquid nature of UDF IV’s shares and a change in our stock price between the date of the agreement and the closing date of the merger, and net losses from continuing operations. The net cash used for financing activities primarily reflected repayments of securitized debt obligations of consolidated VIEs, partially offset by net proceeds from secured borrowings.
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
As of December 31, 2025, we had a total leverage ratio of 3.5x and recourse leverage ratio of 1.6x. Our operating segments have different levels of recourse debt according to the differentiated nature of each segment. Our LMM
Commercial Real Estate and Small Business Lending segments have recourse leverage ratios of 0.5x and 0.2x, respectively. The remaining recourse leverage ratio is from our corporate debt offerings.
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
The table below presents certain characteristics of our credit facilities and other financing arrangements.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	December 31, 2025	December 31, 2024
3	SBA loans	February 2026 to June 2027	SOFR + 2.57% Prime - 0.82%	$335,000	$370,281	$307,522	$250,601
1	LMM loans - USD	February 2026	SOFR + 1.35%	80,000	16,556	16,425	35,931
1	LMM loans - Non-USD (4)	January 2027	EURIBOR + 3.00%	58,696	37,123	29,965	30,513
2	USDA loans	June 2027 - August 2028	SOFR + 2.78%	198,500	27,707	31,204	—
Total borrowings under credit facilities and other financing agreements				$672,196	$451,667	$385,116	$317,045
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
margin requirements. Our cash position fluctuates based on the timing of our operating, investing and financing activities and is managed based on our anticipated cash needs.

The table below presents certain characteristics of our repurchase agreements.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	December 31, 2025	December 31, 2024
9	LMM loans	March 2026 - September 2028	SOFR + 2.85%	$3,525,000	$3,337,969	$2,277,028	$1,482,085
5	MBS	January 2026 - June 2026	5.62%	126,782	222,614	126,782	236,046
Total borrowings under repurchase agreements				$3,651,782	$3,560,583	$2,403,810	$1,718,131
(1)Represents the total number of facility lenders.
(2)Current maturity does not reflect extension options available beyond original commitment terms.
(3)Asset class pricing is determined using an index rate plus a weighted average spread.
Collateralized borrowings under repurchase agreements
The table below presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase agreements during the quarter and the highest balance of any month end during the quarter.

(in thousands)	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q1 2024	1,998,132	1,956,153	1,998,132
Q2 2024	2,087,661	2,058,766	2,087,661
Q3 2024	1,882,327	1,971,347	2,049,273
Q4 2024	1,718,131	1,795,627	1,846,677
Q1 2025	2,425,258	1,922,525	2,425,258
Q2 2025	3,135,931	2,673,449	3,135,931
Q3 2025	2,460,953	2,699,935	3,021,745
Q4 2025	2,403,810	2,402,929	2,431,561
Year Ended December 31, 2025. The net increase in the outstanding balances during 2025 was primarily due to the collapse of RCMF 2021-FL5, RCMF 2021-FL6, RCMF 2022-FL8, RCMF 2022-FL9 and RCMF 2022-FL10, partially offset by sales and paydowns of warehouse loans.
Year Ended December 31, 2024. The net decrease in the outstanding balances during 2024 was primarily due to the sale of warehouse loans, partially offset by increased borrowings to fund origination volumes and the collapse of RCMT
2015-2.
Paycheck Protection Program Liquidity Facility borrowings. The Company uses the PPPLF from the Federal Reserve to finance PPP loans. The program charges an interest rate of 0.35%. As of December 31, 2025, we had approximately
$8.6 million outstanding under this credit facility.

Senior Secured Notes and Corporate Debt, Net
The table below presents information about senior secured notes and corporate debt issued through public and private transactions.

(in thousands)	Coupon Rate	Maturity Date	December 31, 2025
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Senior secured notes principal amount(2)	9.375%	3/1/2028	270,000
Term loan principal amount(3)	SOFR + 5.50%	4/12/2029	115,250
Unamortized discount			(1,890)
Unamortized deferred financing costs			(10,631)
Total senior secured notes, net			$722,729
Corporate debt principal amount(4)	5.50%	12/30/2028	110,000
Corporate debt principal amount(5)	6.20%	7/30/2026	67,437
Corporate debt principal amount(5)	5.75%	2/15/2026	116,557
Corporate debt principal amount(6)	7.375%	7/31/2027	100,000
Corporate debt principal amount(7)	5.00%	11/15/2026	100,000
Corporate debt principal amount(8)	9.00%	12/15/2029	129,371
Unamortized discount - corporate debt			(5,190)
Unamortized deferred financing costs - corporate debt			(1,938)
Junior subordinated notes principal amount(9)	SOFR + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(10)	SOFR + 3.10%	4/30/2035	21,250
Total corporate debt, net			$652,487
Total carrying amount of debt			$1,375,216
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
(9) Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(10) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.
The table below presents the contractual maturities for senior secured notes and corporate debt.

(in thousands)	December 31, 2025
2026	$633,994
2027	100,000
2028	380,000
2029	244,621
2030	—
Thereafter	36,250
Total contractual amounts	$1,394,865
Unamortized deferred financing costs, discounts, and premiums, net	(19,649)
Total carrying amount of debt	$1,375,216
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
set forth more fully in the note purchase agreement governing the 2026 Senior Secured Notes.
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
set forth more fully in the note purchase agreement governing the 2028 Senior Secured Notes.
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
The Debt ATM Agreement
On May 20, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B.
Riley Securities, Inc. (the “Agent”), pursuant to which it may offer and sell, from time to time, up to $100.0 million of the Company’s 6.20% Senior Notes due 2026 and 5.75% Senior Notes due 2026. Sales of such notes pursuant to the
Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule
415 under the Securities Act (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and the Company. No such sales through the Debt ATM
Program were made during the years ended December 31, 2025 or December 31, 2024, respectively.
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

	December 31, 2025
(in thousands)	Total	< 1 year	1 to 3 years	3 to 5 years	> 5 years
Borrowings under credit facilities	$385,116	$199,834	$185,282	$—	$—
Borrowings under repurchase agreements	2,403,810	2,243,427	160,383	—	—
Guaranteed loan financing	524,091	299	7,570	16,585	499,637
Senior secured notes	735,250	350,000	270,000	115,250	—
Corporate debt	659,615	283,994	210,000	129,371	36,250
Loan funding commitments	492,357	246,178	246,179	—	—
Future operating lease commitments	10,155	1,990	3,514	3,324	1,327
Total	$5,210,394	$3,325,722	$1,082,928	$264,530	$537,214
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

The table below projects the impact on our interest income and expense for the twelve-month period following
December 31, 2025, assuming an immediate increase or decrease of 25, 50, 75, and 100 basis points in interest rates.

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans	$7,018	$14,489	$22,100	$29,744	$(6,827)	$(13,488)	$(20,024)	$(26,496)
Interest rate swap hedges	1,045	2,090	3,135	4,180	(1,045)	(2,090)	(3,135)	(4,180)
Total	$8,063	$16,579	$25,235	$33,924	$(7,872)	$(15,578)	$(23,159)	$(30,676)
Liabilities:
Secured borrowings	(6,614)	(13,229)	(19,843)	(26,457)	6,614	13,229	19,843	26,457
Securitized debt obligations	(379)	(758)	(1,136)	(1,515)	379	758	1,136	1,515
Senior secured notes and corporate debt	(1,554)	(3,107)	(4,661)	(6,214)	1,554	3,107	4,661	6,214
Total	$(8,547)	$(17,094)	$(25,640)	$(34,186)	$8,547	$17,094	$25,640	$34,186
Total Net Impact to Net Interest Income (Expense)	$(484)	$(515)	$(405)	$(262)	$675	$1,516	$2,481	$3,510
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

	December 31, 2025
(in thousands)	Counterparty Rating	Amount of Risk	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
JPMorgan Chase Bank, N.A.	AA-/Aa2	$785,221	6.9	47.8%
Churchill MRA Funding I LLC	Not rated	$141,906	2.2	8.6%
Atlas Warehouse Lending Company, L.P.	BBB+/A3	$89,281	3.9	5.4%
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

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 34)

CONSOLIDATED BALANCE SHEETS	101

CONSOLIDATED STATEMENTS OF OPERATIONS	102

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	103

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY	104

CONSOLIDATED STATEMENTS OF CASH FLOWS	105

Schedule IV – Mortgage Loans on Real Estate	167

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Ready Capital Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ready Capital Corporation and subsidiaries (the
"Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of
December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for loan losses - Refer to Notes 3 and 6 to the financial statements
Critical Audit Matter Description
The allowance for loan losses is intended to provide for credit losses of loans within the loans held-for-investment portfolio and is reviewed quarterly for adequacy considering credit quality indicators, including probable and historical losses, collateral values, loan-to-value ratio and economic conditions. The Company utilizes loan loss forecasting models for estimating expected life-time credit losses. The forecasting methods used by the Company include (i) a probability of default and loss given default method using underlying third-party CMBS/CRE loan databases with historical loan losses and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. For loans that do not share similar risk characteristics with the remainder of the portfolio, the Company evaluates the allowance for loan losses on an individual basis. The Company considers loan investments to be collateral-dependent loans if they are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral and (ii) for which the borrower is experiencing financial difficulty. For such loans, the
Company estimates the allowance for loan losses based on the difference between the fair value of the underlying collateral and the amortized cost basis of the loan.
Significant inputs to the Company’s forecasting methods include loan-to-value, vintage year, loan-term, underlying property type, occupancy, geographic location, and others. Significant judgments are required in determining the allowance, including making assumptions regarding the ongoing performance of the loan, and the value of the underlying collateral.
Given the judgment necessary to assess the factors that may affect credit quality of the Company’s loan portfolio, including the fair value of the underlying collateral, auditing the estimated allowance for loan losses involved especially complex and subjective judgment, including the need to involve our specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s the allowance for loan losses, including procedures around the fair value of collateral included the following, among others:
•We tested the effectiveness of controls over the allowance for loan losses, including management’s controls over the monitoring of loan performance, and the fair value of the underlying collateral.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the underlying collateral values for consistency with external data from other sources.
•We tested the significant inputs into the forecast methods, including loan performance, to determine whether the information used was relevant, accurate and complete. We also tested the mathematical accuracy of the models used by the Company to calculate the allowance.
/s/ DELOITTE & TOUCHE LLP
New York, New York
March 2, 2026
We have served as the Company's auditor since 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Ready Capital Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ready Capital Corporation and subsidiaries (the
“Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the
Company maintained, in all material respects, effective internal control over financial reporting as of December 31,
2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the
Company and our report dated March 2, 2026, expressed an unqualified opinion on those consolidated financial statements.
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
/s/ DELOITTE & TOUCHE LLP
New York, New York
March 2, 2026

READY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$207,841	$143,803
Restricted cash	39,746	30,560
Loans, net (including $737 and $3,533 held at fair value)	3,500,298	3,378,149
Loans, held for sale (including $73,094 and $128,531 held at fair value and net of valuation allowance of $67,612 and $97,620)	585,820	241,626
Mortgage-backed securities	34,501	31,006
Investment in unconsolidated joint ventures (including $5,737 and $6,577 held at fair value)	161,424	161,561
Derivative instruments	6,740	7,963
Servicing rights	126,279	128,440
Real estate owned	620,225	193,437
Other assets	508,238	362,486
Assets of consolidated VIEs	1,978,684	5,175,295
Assets held for sale (refer to Note 9)	—	287,595
Total Assets	$7,769,796	$10,141,921
Liabilities
Secured borrowings	2,788,926	2,035,176
Securitized debt obligations of consolidated VIEs, net	1,174,785	3,580,513
Senior secured notes, net	722,729	437,847
Corporate debt, net	652,487	895,265
Guaranteed loan financing	524,091	691,118
Contingent consideration	18,698	573
Derivative instruments	1,432	352
Dividends payable	3,633	43,168
Loan participations sold	56,616	95,578
Due to third parties	3,135	1,442
Accounts payable and other accrued liabilities	171,636	188,051
Liabilities held for sale (refer to Note 9)	—	228,735
Total Liabilities	$6,118,168	$8,197,818
Preferred stock Series C, liquidation preference $25.00 per share (refer to Note 20)	8,361	8,361

Commitments & contingencies (refer to Note 24)

Stockholders’ Equity
Preferred stock Series E, liquidation preference $25.00 per share (refer to Note 20)	111,378	111,378
Common stock, $0.0001 par value, 500,000,000 shares authorized, 163,010,012 and 162,792,372 shares issued and outstanding, respectively	17	17
Additional paid-in capital	2,264,355	2,250,291
Retained deficit	(807,522)	(505,089)
Accumulated other comprehensive loss	(24,196)	(18,552)
Total Ready Capital Corporation equity	1,544,032	1,838,045
Non-controlling interests	99,235	97,697
Total Stockholders’ Equity	$1,643,267	$1,935,742
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$7,769,796	$10,141,921
See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands, except share data)	2025	2024	2023
Interest income	$569,166	$896,975	$945,814
Interest expense	(514,125)	(696,455)	(716,468)
Net interest income before provision for loan losses	$55,041	$200,520	$229,346
Provision for loan losses	(87,038)	(292,759)	(7,230)
Net interest income after provision for loan losses	$(31,997)	$(92,239)	$222,116
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	(142,112)	(54,000)	65,008
Net unrealized gain (loss) on financial instruments	(13,153)	(14,991)	9,718
Valuation recovery (allowance), loans held for sale	15,443	(124,878)	—
Servicing income, net of amortization and impairment of $29,919, $21,972 and $7,911	18,703	16,556	21,161
Gain on bargain purchase	109,549	13,859	207,972
Income (loss) on unconsolidated joint ventures	4,562	10,886	(905)
Other income	53,716	50,803	105,514
Total non-interest income (expense)	$46,708	$(101,765)	$408,468
Non-interest expense
Employee compensation and benefits	(89,487)	(82,522)	(81,530)
Allocated employee compensation and benefits from related party	(14,828)	(11,387)	(10,837)
Professional fees	(30,837)	(26,887)	(34,738)
Management fees – related party	(20,348)	(24,862)	(25,103)
Incentive fees – related party	—	—	(1,791)
Loan servicing expense	(41,258)	(46,656)	(40,811)
Transaction related expenses	(6,050)	(10,118)	(17,764)
Impairment on real estate	(23,503)	(56,503)	(8,638)
Other operating expenses	(90,956)	(63,572)	(50,953)
Total non-interest expense	$(317,267)	$(322,507)	$(272,165)
Income (loss) from continuing operations before benefit for income taxes	(302,556)	(516,511)	358,419
Income tax benefit (provision)	86,703	104,512	(7,174)
Net income (loss) from continuing operations	$(215,853)	$(411,999)	$351,245
Discontinued operations (refer to Note 9)
Loss from discontinued operations before income tax benefit	(6,944)	(24,532)	(3,779)
Income tax benefit	1,736	6,133	945
Net loss from discontinued operations	$(5,208)	$(18,399)	$(2,834)
Net income (loss)	$(221,061)	$(430,398)	$348,411
Less: Dividends on preferred stock	7,996	7,996	7,997
Less: Net income attributable to non-controlling interest	7,854	5,357	8,960
Net income (loss) attributable to Ready Capital Corporation	$(236,911)	$(443,751)	$331,454

Earnings per common share from continuing operations - basic	$(1.41)	$(2.52)	$2.27
Earnings per common share from discontinued operations - basic	$(0.03)	$(0.11)	$(0.02)
Total earnings per common share - basic	$(1.44)	$(2.63)	$2.25

Earnings per common share from continuing operations - diluted	$(1.41)	$(2.52)	$2.24
Earnings per common share from discontinued operations - diluted	$(0.03)	$(0.11)	$(0.02)
Total earnings per common share - diluted	$(1.44)	$(2.63)	$2.22

Weighted-average shares outstanding
Basic	164,544,350	169,107,477	146,841,594
Diluted	167,259,712	170,472,273	148,567,026

Dividends declared per share of common stock	$0.385	$1.10	$1.46
See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net income (loss)	$(221,061)	$(430,398)	$348,411
Other comprehensive income (loss) - net change by component:
Derivative financial instruments (cash flow hedges)	(8,203)	871	(10,533)
Foreign currency translation	2,612	(1,461)	1,974
Other comprehensive loss	$(5,591)	$(590)	$(8,559)
Comprehensive income (loss)	$(226,652)	$(430,988)	$339,852
Less: Comprehensive income attributable to non-controlling interests	7,833	5,339	8,909
Comprehensive income (loss) attributable to Ready Capital Corporation	$(234,485)	$(436,327)	$330,943
See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred Series E		Common Stock		Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Ready Capital Corporation Equity	Non-Controlling Interest	Total Stockholders' Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2022	4,600,000	$111,378	110,523,641	$11	$1,684,074	$4,994	$(9,369)	$1,791,088	$99,146	$1,890,234
Dividend declared:
Common Stock ($1.46 per share)	—	—	—	—	—	(212,035)	—	(212,035)	—	(212,035)
OP units	—	—	—	—	—	—	—	—	(2,169)	(2,169)
$1.5625 per Series C preferred share	—	—	—	—	—	(524)	—	(524)	—	(524)
$1.6250 per Series E preferred share	—	—	—	—	—	(7,473)	—	(7,473)	—	(7,473)
Distributions, net	—	—	(503)	—	(6)	—	—	(6)	(187)	(193)
Shares issued pursuant to merger transactions	—	—	62,229,429	6	637,223	—	—	637,229	—	637,229
Equity issuances	—	—	—	—	125	—	—	125	—	125
Offering costs	—	—	—	—	(226)	—	—	(226)	(2)	(228)
Equity component of 2017 convertible note issuance	—	—	—	—	(191)	—	—	(191)	(3)	(194)
Stock-based compensation	—	—	1,266,615	—	15,622	—	—	15,622	—	15,622
Conversion of OP units into common stock			263,401	—	2,842	—	—	2,842	(2,842)	—
Share repurchases	—	—	(2,006,478)	—	(21,845)	—	—	(21,845)	—	(21,845)
Reallocation of non-controlling interest	—	—	—	—	4,371	—	17	4,388	(4,388)	—
Net income	—	—	—	—	—	339,451	—	339,451	8,960	348,411
Other comprehensive loss	—	—	—	—	—	—	(8,508)	(8,508)	(51)	(8,559)
Balance at December 31, 2023	4,600,000	$111,378	172,276,105	$17	$2,321,989	$124,413	$(17,860)	$2,539,937	$98,464	$2,638,401
Dividend declared:
Common Stock ($1.10 per share)	—	—	—	—	—	(185,751)	—	(185,751)	—	(185,751)
OP units	—	—	—	—	—	—	—	—	(1,189)	(1,189)
$1.5625 per Series C preferred share	—	—	—	—	—	(524)	—	(524)	—	(524)
$1.6250 per Series E preferred share	—	—	—	—	—	(7,472)	—	(7,472)	—	(7,472)
Contributions, net	—	—	(1,981)	—	(18)	—	—	(18)	600	582
Stock-based compensation	—	—	515,183	—	6,171	—	—	6,171	—	6,171
Conversion of OP units into common stock	—	—	445,000	—	3,812	—	—	3,812	(3,812)	—
Share repurchases	—	—	(10,441,935)	—	(83,488)	—	—	(83,488)	—	(83,488)
Reallocation of non-controlling interest	—	—	—	—	1,825	—	(120)	1,705	(1,705)	—
Net income (loss)	—	—	—	—	—	(435,755)	—	(435,755)	5,357	(430,398)
Other comprehensive loss	—	—	—	—	—	—	(572)	(572)	(18)	(590)
Balance at December 31, 2024	4,600,000	$111,378	162,792,372	$17	$2,250,291	$(505,089)	$(18,552)	$1,838,045	$97,697	$1,935,742
Dividend declared:
Common Stock ($0.385 per share)	—	—	—	—	—	(65,522)	—	(65,522)	—	(65,522)
OP units	—	—	—	—	—	—	—	—	(264)	(264)
$1.5625 per Series C preferred share	—	—	—	—	—	(524)	—	(524)	—	(524)
$1.6250 per Series E preferred share	—	—	—	—	—	(7,472)	—	(7,472)	—	(7,472)
Distributions, net	—	—	—	—	—	—	—	—	(187)	(187)
Shares issued pursuant to merger transactions	—	—	12,766,819	—	64,600	—	—	64,600	—	64,600
Stock-based compensation	—	—	2,464,622	—	13,248	—	—	13,248	—	13,248
Conversion of OP units into common stock	—	—	565,577	—	2,264	—	—	2,264	(2,264)	—
Share repurchases	—	—	(15,579,378)	—	(69,702)	—	—	(69,702)	—	(69,702)
Reallocation of non-controlling interest	—	—	—	—	3,654	—	(74)	3,580	(3,580)	—
Net income (loss)	—	—	—	—	—	(228,915)	—	(228,915)	7,854	(221,061)
Other comprehensive loss	—	—	—	—	—	—	(5,570)	(5,570)	(21)	(5,591)
Balance at December 31, 2025	4,600,000	$111,378	163,010,012	$17	$2,264,355	$(807,522)	$(24,196)	$1,544,032	$99,235	$1,643,267
See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$(221,061)	$(430,398)	$348,411
Net loss from discontinued operations, net of tax	(5,208)	(18,399)	(2,834)
Net income (loss) from continuing operations	(215,853)	(411,999)	351,245
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	45,611	52,541	66,526
Stock-based compensation	5,807	8,119	7,550
Provision for loan losses	87,038	292,759	7,230
Impairment loss on real estate owned, held for sale	23,503	56,503	8,638
Depreciation and amortization on real estate owned	2,812	—	—
Repair and denial reserve (recovery)	4,969	385	(3,872)
Paid-in-kind accrued interest	(6,022)	(77,573)	(42,148)
Provision for loan losses on purchased future receivables	—	2,118	8,989
Valuation allowance (recovery), loans held for sale	(15,443)	124,878	—
Net (income) loss of unconsolidated joint ventures, net of distributions	(2,271)	(7,702)	2,933
Realized (gains) losses, net	143,544	53,900	(66,357)
Unrealized (gains) losses, net	12,083	15,086	(8,867)
Bargain purchase gain	(109,549)	(13,859)	(207,972)
Loans, held for sale, net	635,599	326,035	18,062
Changes in operating assets and liabilities:
Derivative instruments	(1,384)	5,234	12,369
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	80,054	(60,828)	(28,027)
Receivable from third parties	(2,973)	1,948	(21,313)
Other assets	(217,211)	(58,932)	(59,969)
Accounts payable and other accrued liabilities	(14,413)	(22,214)	13,978
Net cash provided by operating activities from continuing operations	$455,901	$286,399	$58,995
Net cash used for operating activities from discontinued operations	(23,784)	(11,584)	(7,865)
Net cash provided by operating activities	$432,117	$274,815	$51,130
Cash Flows From Investing Activities:
Origination of loans	(592,564)	(826,430)	(1,005,137)
Proceeds from disposition and principal payment of loans	2,139,819	2,274,117	1,940,986
Funding of investments held to maturity	(2,385)	—	(140)
Proceeds from sale and principal payment of mortgage-backed securities	776	—	8,059
Funding of real estate, held for sale	(2,366)	(1,408)	(12,463)
Proceeds from sale of real estate, held for sale	72,565	67,240	78,001
Investment in unconsolidated joint ventures	(25,535)	(33,239)	(25,186)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	33,233	13,593	7,573
Payment of liabilities under participation agreements	(48,110)	(14,535)	(9,051)
Net cash provided by disposal of discontinued operations	3,521	—	—
Net cash provided by asset acquisitions	4,249	—	—
Net cash provided by (used for) business acquisitions	16,020	(44,366)	38,710
Net cash provided by investing activities from continuing operations	$1,599,223	$1,434,972	$1,021,352
Net cash provided by investing activities from discontinued operations	43,316	100,045	(1,908)
Net cash provided by investing activities	$1,642,539	$1,535,017	$1,019,444
Cash Flows From Financing Activities:
Proceeds from secured borrowings	3,035,413	2,102,388	4,127,416
Repayment of secured borrowings	(2,285,215)	(2,166,562)	(4,692,079)
Repayment of the Paycheck Protection Program Liquidity Facility borrowings	(12,300)	(17,166)	(164,975)
Proceeds from issuance of securitized debt obligations of consolidated VIEs	—	—	1,120,815
Repayment of securitized debt obligations of consolidated VIEs	(2,416,143)	(1,520,669)	(976,790)
Proceeds from corporate debt	—	125,905	—
Repayment of corporate debt	(247,434)	—	—
Proceeds from senior secured note	290,250	92,119	—
Repayment of convertible note	—	—	(115,000)
Repayment of guaranteed loan financing	(185,089)	(153,422)	(154,441)
Payment of deferred financing costs	(29,827)	(12,178)	(32,210)
Payment of contingent consideration	—	—	(9,000)
Proceeds from issuance of equity, net of issuance costs	—	—	108
Common stock repurchased	(67,596)	(82,250)	(18,108)
Settlement of share-based awards in satisfaction of withholding tax requirements	(2,106)	(1,238)	(3,948)
Dividend payments	(113,317)	(206,057)	(215,089)
Distributions, net	—	(18)	(6)
Net cash used for financing activities from continuing operations	$(2,033,364)	$(1,839,148)	$(1,133,307)
Net cash provided by (used for) financing activities from discontinued operations	(4,324)	(40,632)	48,220
Net cash used for financing activities	$(2,037,688)	$(1,879,780)	$(1,085,087)
Net decrease in cash, cash equivalents, and restricted cash including cash classified within assets held for sale	36,968	(69,948)	(14,513)
Less: Net increase (decrease) in cash and cash equivalents within assets held for sale	(29,792)	9,784	(3,415)
Net increase (decrease) in cash, cash equivalents, and restricted cash	66,760	(79,732)	(11,098)
Cash, cash equivalents, and restricted cash beginning balance	182,774	262,506	273,604
Cash, cash equivalents, and restricted cash ending balance	$249,534	$182,774	$262,506
See Notes To Consolidated Financial Statements

READY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Supplemental disclosures:
Cash paid for interest	$489,249	$659,264	$661,169
Cash paid (received) for income taxes	$(34)	$(11,928)	$2,008
Non-cash investing activities
Loans transferred from loans, held for sale to loans, net	$158,804	$13,173	$68,661
Loans transferred from loans, net to loans, held for sale	$1,387,044	$729,016	$3,641
Consolidation of assets in securitization trusts	$—	$—	$689,079
Loans transferred to real estate owned, held for sale	$540,536	$86,990	$56,900
Contingent consideration in connection with acquisitions	$15,242	$573	$—
Non-cash financing activities
Shares and OP units issued in connection with merger transactions	$64,600	$—	$637,229
Consolidation of borrowings in securitization trusts	$—	$—	$689,079
Conversion of OP units to common stock	$2,264	$3,812	$2,842
Cash, cash equivalents, and restricted cash reconciliation
Cash and cash equivalents	$207,841	$143,803	$138,532
Restricted cash	39,746	30,560	30,063
Cash, cash equivalents, and restricted cash in assets of consolidated VIEs	1,947	8,411	93,911
Cash, cash equivalents, and restricted cash ending balance	$249,534	$182,774	$262,506
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
Sutherland Partners, L.P. (the “operating partnership”) holds substantially all of the Company’s assets and conducts substantially all of the Company’s business. As of December 31, 2025 and December 31, 2024, the Company owned approximately 99.8% and 99.5% of the operating partnership, respectively. The Company, as sole general partner of the operating partnership, has responsibility and discretion in the management and control of the operating partnership, and the limited partners of the operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the operating partnership. Therefore, the Company consolidates the operating partnership.
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
Loan modifications made to borrowers experiencing financial difficulty. In situations where economic or legal circumstances may cause a borrower to experience significant financial difficulties, the Company may grant concessions for a period of time to the borrower that it would not otherwise consider. These modified terms may include interest rate reductions, principal forgiveness, term extensions, and other-than-insignificant payment delay intended to minimize the
Company’s economic loss and to avoid foreclosure or repossession of collateral. The Company monitors the performance of loans modified to borrowers experiencing financial difficulty and considers loans that are 30 days past due to be in payment default. To the extent the modified loan is contractually current and ultimately deemed collectible, the Company will continue to accrue interest.
Loans, held for sale
Loans are classified as held for sale if there is an intent to sell in the near-term. These loans are recorded at the lower of amortized cost or fair value, unless the fair value option has been elected at the time of origination or acquisition. If the loan’s fair value is determined to be less than its amortized cost, a non-recurring fair value adjustment may be recorded through a valuation allowance. Changes in fair value on originated loans for which the fair value option has been elected, are recurring and are reported as net unrealized gain (loss) on financial instruments in the consolidated statements of operations. Loans, held for sale for which the fair value option has been elected are classified as Level 2 in the fair value hierarchy. For originated SBA loans, the guaranteed portion is held at fair value. Interest is recognized as interest income in the consolidated statements of operations when earned and deemed collectible. When loans classified as held for sale are sold, the proceeds, less the costs to sell, in excess (or deficiency) of the net carrying value, including accrued interest, are recognized as a realized gain (loss).
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
Derivative instruments
Subject to maintaining qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, comprised of interest rate swaps and FX forwards as part of its risk management strategy. The
Company accounts for derivative instruments under ASC 815, Derivatives and Hedging (“ASC 815”). All derivatives are reported as either assets or liabilities in the consolidated balance sheets at the estimated fair value with the changes in the fair value recorded in earnings unless hedge accounting is elected. As of December 31, 2025 and December 31,
2024, the Company had offset $13.0 million and $25.4 million of cash collateral payable against gross derivative asset positions, respectively.
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
The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant. Real estate owned, held for use is recorded at acquisition cost less any accumulated depreciation. Depreciation is computed using a straight-line method over the estimated useful life of 50 years for building and improvements and 8 years for furniture, fixtures and equipment. On a quarterly basis, management assesses whether there are any indicators that the value of the Company’s properties classified as held for use may be impaired. Such indicators include occupancy trends, revenue per available room trends, leasing trends, current and estimated future cash flows associated with the property and other quantitative and qualitative factors. A property is considered impaired if management’s estimate of the aggregate future cash flows is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The
Company’s estimates of aggregate future cash flows involve significant judgment and assumptions, including current economic conditions and therefore, actual results could be materially different.
The fair value of intangible assets is based on estimated cash flow projections, as well as other available market information. Amortization of intangible assets (including above and below-market leases) is recorded as an adjustment to income on the consolidated statements of operations.
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
The qualitative assessment requires judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, macroeconomic conditions, industry and market conditions and relevant entity specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. In the fourth quarter of 2025, as a result of the qualitative assessment, the Company determined that it was more likely than not that the estimated fair value of each of the reporting units exceeded its respective estimated carrying value. Therefore, goodwill for each reporting unit was not impaired and a quantitative test was not required.
Deferred financing costs
Costs incurred in connection with secured borrowings are accounted for under ASC 340, Other Assets and Deferred
Costs. Deferred costs are capitalized and amortized using the effective interest method over the respective financing term with such amortization reflected on the Company’s consolidated statements of operations as a component of interest expense. Establishing secured borrowings may include legal, accounting and other related fees. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Unamortized deferred financing costs related to securitizations and note issuances are presented in the consolidated balance sheets as a direct deduction from the associated liability.
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

Lease rental income. Revenue from real estate owned operations primarily includes lease rental income which arises from base rent income, net of concessions, from tenant leases. Base rent is recognized on a straight-line basis over the term of the lease and recorded as other income in the consolidated statement of operations. Such income for the year ended December 31, 2025, was not material.
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

Note 4. Recent Accounting Pronouncements
ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements Issued November 2025
This ASU clarifies certain aspects of the guidance on hedge accounting and addresses several incremental hedge accounting issues arising from global reference rate reform. The ASU is effective in reporting periods beginning after
December 15, 2026, including interim periods within the fiscal year, on a prospective basis. Early adoption is permitted.
The Company is currently assessing the impact upon adoption of this standard on the consolidated financial statements.
ASU 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans Issued November 2025
This ASU expands the gross-up approach for initial recognition and measurement of acquired financial assets to purchased seasoned loans. The ASU is effective in reporting periods beginning after December 15, 2026, including interim periods within the fiscal year, on a prospective basis. Early adoption is permitted. The Company is currently assessing the impact upon adoption of this standard on the consolidated financial statements.
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
The table below summarizes the fair value of assets acquired and liabilities assumed from the UDF IV Merger.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Assets
Cash and cash equivalents	$16,020	$—	$16,020
Loans, net	158,469	10,836	169,305
Investment in unconsolidated joint ventures	5,290	—	5,290
Other Assets:
Accrued interest	1,231	—	1,231
Receivable from third party	738	—	738
Other	1,946	—	1,946
Total assets acquired	$183,694	$10,836	$194,530
Liabilities
Accounts payable and other accrued liabilities	1,214	(605)	609
Contract liability	—	4,529	4,529
Total liabilities assumed	$1,214	$3,924	$5,138
Net assets acquired	$182,480	$6,912	$189,392
In a business combination, the initial allocation of the purchase price is considered preliminary and therefore, is subject to change until the end of the measurement period. The final determination must occur within one year of the merger date. Because the measurement period for the UDF IV Merger remains open, certain fair value estimates may change once all information necessary to make a final fair value assessment is received. The amounts presented in the table above pertain to the preliminary purchase price allocation reported at the time of the UDF IV Merger based on information that was available to management at the time the consolidated financial statements were prepared. The preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value of the assets acquired and liabilities assumed, which could have an impact on the consolidated financial statements. Subsequent to the determination of the preliminary purchase price allocation, the Company recorded a measurement period adjustment based on the updated valuations obtained by increasing net assets acquired, decreasing the consideration transferred and increasing the bargain purchase gain related to this transaction by $7.1 million.
The table below illustrates the aggregate consideration transferred, net assets acquired, and the related bargain purchase gain, which was primarily driven by a discount in UDF IV’s market valuation due to factors such as the illiquid nature of
UDF IV’s shares, and a change in our stock price between the date of the agreement and the closing date of the UDF IV
Merger.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Fair value of net assets acquired	$182,480	$6,912	$189,392

Consideration transferred based on the value of common stock issued	64,600	—	64,600
Contingent consideration	15,409	(167)	15,242
Total consideration transferred	$80,009	$(167)	$79,842

Bargain purchase gain	$102,471	$7,079	$109,550
The table above includes contingent consideration in the form of CVRs valued at approximately $15.4 million or $1.21 per CVR. Subsequent to the determination of the preliminary purchase price allocation, based on updated valuations obtained, the Company recorded a measurement period adjustment of $0.2 million to decrease the value of the CVR. As of December 31, 2025, the updated purchase price of the CVRs was valued at approximately $15.2 million or $1.19 per
CVR. See note 7 for more information about the valuation of the CVRs.
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
Because the measurement period for the Funding Circle Acquisition remained open until July 1, 2025, certain fair value estimates changed once all information necessary to make a final fair value assessment was received. The amounts presented in the table above pertained to the preliminary purchase price allocation reported at the time of the Funding
Circle Acquisition based on information that was available to management at the time the consolidated financial statements were prepared. Subsequent to the determination of the preliminary purchase price allocation, there have been
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

	December 31, 2025		December 31, 2024
(in thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Bridge	$2,024,033	$2,082,823	$1,246,725	$1,309,683
Fixed rate	93,002	93,828	197,162	197,272
Construction	388,042	509,085	733,276	874,558
Freddie Mac	3,945	3,756	—	—
SBA - 7(a)	908,714	958,755	1,043,120	1,075,845
Other	82,562	112,194	157,866	177,155
Total Loans, net	$3,500,298	$3,760,441	$3,378,149	$3,634,513
Loans in consolidated VIEs
Bridge	834,426	858,833	3,854,982	3,970,084
Fixed rate	558,119	560,230	685,505	688,347
SBA - 7(a)	134,761	145,185	178,498	189,737
Other	166,773	167,191	211,076	212,020
Total Loans, net, in consolidated VIEs	$1,694,079	$1,731,439	$4,930,061	$5,060,188
Loans, held for sale
Bridge	457,336	521,116	58,703	134,065
Fixed rate	55,390	58,000	2,750	6,056
Construction	—	—	54,392	77,487
Freddie Mac	16,555	16,425	36,248	35,931
SBA - 7(a)	52,598	49,203	87,825	81,524
Other	3,941	3,622	1,708	1,817
Total Loans, held for sale	$585,820	$648,366	$241,626	$336,880
Loans, held for sale in consolidated VIEs
Bridge	125,107	129,238	—	—
Total Loans, held for sale in consolidated VIEs	$125,107	$129,238	$—	$—
Total	$5,905,304	$6,269,484	$8,549,836	$9,031,581
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
willingness to meet its financial obligations.

The tables below summarize the classification, UPB, carrying value and gross write-offs of loans by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2025	2024	2023	2022	2021	Pre 2021	Total
December 31, 2025
Bridge	$2,941,656	$86,350	$295,040	$186,723	$1,126,875	$1,089,802	$73,669	$2,858,459
Fixed rate	654,058	—	—	—	35,383	175,988	439,750	651,121
Construction	509,085	32,342	70,551	19,300	108,931	18,341	138,577	388,042
Freddie Mac	3,756	—	2,568	—	1,377	—	—	3,945
SBA - 7(a)	1,103,940	150,888	162,885	115,567	244,353	160,780	209,002	1,043,475
Other	279,385	21,197	16,220	3,130	5,026	581	203,181	249,335
Total Loans, net	$5,491,880	$290,777	$547,264	$324,720	$1,521,945	$1,445,492	$1,064,179	$5,194,377
Gross write-offs		$262	$4,515	$5,993	$1,438	$5,900	$184,402	$202,510
	UPB	2024	2023	2022	2021	2020	Pre 2020	Total
December 31, 2024
Bridge	$5,279,767	$321,439	$244,283	$2,083,723	$2,270,504	$105,279	$76,479	$5,101,707
Fixed rate	885,619	—	—	109,733	180,209	86,013	506,712	882,667
Construction	874,558	9,233	26,925	162,309	83,287	144	451,378	733,276
SBA - 7(a)	1,265,582	235,374	138,670	322,007	237,105	94,730	193,732	1,221,618
Other	389,175	14,769	2,881	4,225	685	9,205	337,177	368,942
Total Loans, net	$8,694,701	$580,815	$412,759	$2,681,997	$2,771,790	$295,371	$1,565,478	$8,308,210
Gross write-offs		$28	$1,440	$1,710	$3,022	$617	$7,776	$14,593
The tables below present delinquency information on loans, net by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2025	2024	2023	2022	2021	Pre 2021	Total
December 31, 2025
Current	$4,478,531	$286,900	$386,892	$293,829	$1,152,549	$1,171,991	$983,329	$4,275,490
30 - 59 days past due	392,885	1,788	126,870	9,336	147,167	92,247	11,691	389,099
60+ days past due	620,464	2,089	33,502	21,555	222,229	181,254	69,159	529,788
Total Loans, net	$5,491,880	$290,777	$547,264	$324,720	$1,521,945	$1,445,492	$1,064,179	$5,194,377
	UPB	2024	2023	2022	2021	2020	Pre 2020	Total
December 31, 2024
Current	$8,094,859	$575,781	$392,201	$2,488,252	$2,566,736	$289,352	$1,475,325	$7,787,647
30 - 59 days past due	148,612	3,666	1,676	92,516	26,385	734	6,311	131,288
60+ days past due	451,230	1,368	18,882	101,229	178,669	5,285	83,842	389,275
Total Loans, net	$8,694,701	$580,815	$412,759	$2,681,997	$2,771,790	$295,371	$1,565,478	$8,308,210
The table below presents delinquency information on loans, net by portfolio.

(in thousands)	Current	30 - 59 days past due	60+ days past due	Total	Non-Accrual Loans	90+ days past due and Accruing
December 31, 2025
Bridge	$2,099,318	$358,838	$400,303	$2,858,459	$1,151,022	$—
Fixed rate	621,708	3,279	26,134	651,121	20,738	—
Construction	343,450	1,496	43,096	388,042	62,395	—
Freddie Mac	—	—	3,945	3,945	3,945	—
SBA - 7(a)	971,069	20,669	51,737	1,043,475	84,795	90
Other	239,945	4,817	4,573	249,335	4,229	—
Total Loans, net	$4,275,490	$389,099	$529,788	$5,194,377	$1,327,124	$90
Percentage of loans outstanding	82.3%	7.5%	10.2%	100%	25.5%	—%
December 31, 2024
Bridge	$4,732,393	$93,078	$276,236	$5,101,707	$366,890	$88,396
Fixed rate	840,951	8,421	33,295	882,667	33,295	—
Construction	691,655	—	41,621	733,276	60,018	—
SBA - 7(a)	1,160,844	27,124	33,650	1,221,618	64,687	—
Other	361,804	2,665	4,473	368,942	1,871	973
Total Loans, net	$7,787,647	$131,288	$389,275	$8,308,210	$526,761	$89,369
Percentage of loans outstanding	93.7%	1.6%	4.7%	100%	6.3%	1.1%
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
The table below presents quantitative information on the credit quality of loans, net.

	LTV(1)
(in thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
December 31, 2025
Bridge	$1,463	$29,207	$188,215	$1,235,997	$906,428	$497,149	$2,858,459
Fixed rate	19	23,042	294,209	308,158	17,368	8,325	651,121
Construction	11,162	14,708	84,525	147,776	49,540	80,331	388,042
Freddie Mac	—	—	—	3,945	—	—	3,945
SBA - 7(a)	13,516	58,812	148,369	305,993	158,710	358,075	1,043,475
Other	66,133	77,651	63,158	28,114	11,347	2,932	249,335
Total Loans, net	$92,293	$203,420	$778,476	$2,029,983	$1,143,393	$946,812	$5,194,377
Percentage of loans outstanding	1.8%	3.9%	15.0%	39.1%	22.0%	18.2%	100.0%
December 31, 2024
Bridge	$—	$103,364	$553,768	$3,230,535	$471,137	$742,903	$5,101,707
Fixed rate	1,348	29,799	379,043	446,246	26,231	—	882,667
Construction	27,973	4,725	90,615	160,507	17,892	431,564	733,276
SBA - 7(a)	14,222	65,279	184,965	354,891	219,371	382,890	1,221,618
Other	105,417	116,848	61,974	62,662	16,661	5,380	368,942
Total Loans, net	$148,960	$320,015	$1,270,365	$4,254,841	$751,292	$1,562,737	$8,308,210
Percentage of loans outstanding	1.8%	3.9%	15.3%	51.2%	9.0%	18.8%	100.0%
(1)LTV is calculated by dividing the current UPB by the most recent collateral value received. The most recent value for performing loans is often the third-party as-is valuation utilized during the original underwriting process.
The table below presents the geographic concentration of loans, net, secured by real estate.

Geographic Concentration (% of UPB)	December 31, 2025	December 31, 2024
Texas	25.8%	19.3%
California	12.7	10.8
Arizona	9.2	7.7
Florida	8.9	7.9
Georgia	6.0	6.7
New York	3.7	4.8
Washington	3.1	3.1
North Carolina	2.0	4.0
Connecticut	1.8	1.3
New Jersey	1.8	1.7
Other	25.0	32.7
Total	100.0%	100.0%
The table below presents the collateral type concentration of loans, net.

Collateral Concentration (% of UPB)	December 31, 2025	December 31, 2024
Multi-family	56.6%	60.1%
SBA	20.1	14.6
Retail	4.7	4.1
Land	4.3	1.0
Industrial	4.0	4.8
Office	3.2	3.2
Mixed Use	3.0	9.5
Other	4.1	2.7
Total	100.0%	100.0%

The table below presents the collateral type concentration of SBA loans within loans, net.

Collateral Concentration (% of UPB)	December 31, 2025	December 31, 2024
Lodging	21.2%	20.9%
Grocery Stores	8.7	2.3
Eating Places	7.6	6.5
Child Day Care Services	5.2	5.7
General Freight Trucking, Local	4.4	3.0
Gasoline Service Stations	2.8	12.0
Offices of Physicians	2.3	3.7
Coin-Operated Laundries and Drycleaners	2.1	1.4
Car Washes	1.7	1.1
Funeral Service & Crematories	0.9	1.0
Other	43.1	42.4
Total	100.0%	100.0%
Allowance for credit losses
The allowance for credit losses consists of the allowance for losses on loans and lending commitments accounted for at amortized cost. Such loans and lending commitments are reviewed quarterly considering credit quality indicators, including probable and historical losses, collateral values, LTV ratios, and economic conditions.
The table below presents the allowance for loan losses by loan product and impairment methodology.

(in thousands)	Bridge	Fixed rate	Construction	SBA - 7(a)	Other	Total
December 31, 2025
General	$7,921	$1,749	$587	$28,615	$1,427	$40,299
Specific	72,714	1,596	22,917	10,039	10,091	117,357
PCD	—	—	60,861	—	—	60,861
Ending balance	$80,635	$3,345	$84,365	$38,654	$11,518	$218,517
December 31, 2024
General	$126,471	$3,156	$493	$18,825	$1,523	$150,468
Specific	43,974	1,958	137,812	3,262	631	187,637
PCD	—	—	1,834	—	—	1,834
Ending balance	$170,445	$5,114	$140,139	$22,087	$2,154	$339,939
The table below presents a summary of the changes in the allowance for loan losses.

(in thousands)	Bridge	Fixed rate	Construction	SBA - 7(a)	Other	Total
Year Ended December 31, 2025
Beginning balance	$170,445	$5,114	$140,139	$22,087	$2,154	$339,939
Provision for (recoveries of) loan losses	(78,638)	547	60,591	24,816	11,256	18,572
PCD(1)	—	—	52,535	—	—	52,535
Time value of money adjustment	—	—	9,371	—	—	9,371
Charge-offs and sales	(11,172)	(2,316)	(178,271)	(8,859)	(1,892)	(202,510)
Recoveries	—	—	—	610	—	610
Ending balance	$80,635	$3,345	$84,365	$38,654	$11,518	$218,517
Year Ended December 31, 2024
Beginning balance	$36,241	$13,598	$30,870	$17,867	$3,029	$101,605
Provisions for (recoveries of) loan losses	134,300	(4,364)	114,069	8,959	(809)	252,155
Charge-offs and sales	(96)	(4,120)	(4,800)	(5,511)	(66)	(14,593)
Recoveries	—	—	—	772	—	772
Ending balance	$170,445	$5,114	$140,139	$22,087	$2,154	$339,939
(1)Includes the impact of a measurement period adjustment related to the UDF IV Merger. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the UDF Merger.
The table above excludes $7.1 million and $0.8 million of allowance for loan losses on unfunded lending commitments as of December 31, 2025 and December 31, 2024, respectively. Refer to Note 3 – Summary of Significant Accounting
Policies for more information on accounting policies, methodologies and judgment applied to determine the allowance for loan losses and lending commitments.

Non-accrual loans
A loan is placed on nonaccrual status when it is probable that principal and interest will not be collected under the original contractual terms. At that time, interest income is no longer accrued.
The table below presents information on non-accrual loans.

(in thousands)	December 31, 2025	December 31, 2024
Non-accrual loans
With an allowance	$1,290,859	$509,752
Without an allowance	36,265	17,009
Total carrying value of non-accrual loans	$1,327,124	$526,761
Allowance for loan losses related to non-accrual loans	$(133,750)	$(125,218)
UPB of non-accrual loans	$1,466,969	$654,526
Interest income on non-accrual loans for the year ended	$85,899	$47,192
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
Year ended December 31, 2025. During the year ended December 31, 2025, the Company entered into 123 loan modifications with an aggregate carrying value of $838.2 million, or 16.1% of total loans, net. These modified loans include a combination of changes to the contractual terms which were in the form of interest rate reductions, term extensions and other-than-insignificant payment delays.
There were 20 loans with an aggregate carrying value of $195.1 million, or 3.7% of loans, net, that were modified to include both term extensions which ranged between 5 and 84 months with a weighted average of 14 months added to the original loan term and interest payment deferrals which ranged between 7 and 25 months with a weighted average of 12 months. There were 72 loans with an aggregate carrying value of $166.5 million, or 3.2% of loans, net that were modified to include interest payment deferrals which ranged between 1 and 38 months with a weighted average of 6 months and include payments for periods before the modification date. There were 21 loans with an aggregate carrying value of $134.1 million, or 2.6% of loans, net that were modified to include term extensions which ranged between 2 and
120 months with a weighted average of 19 months added to the original loan term. Included within these modifications were 2 SBA loans with an aggregate carrying value of $0.7 million with a 120 month term extension, which is included in the range mentioned above. There were 3 loans with an aggregate carrying value of $125.9 million, or 2.4% of loans, net that were modified to include both term extensions which ranged between 4 and 24 months with a weighted average of 12 months added to the original loan term and interest rate reductions which range between SOFR + 5.50% to SOFR
+ 3.00% from May 2025 to October 2027. There were 3 loans with an aggregate carrying value of $82.7 million, or 1.6%
of loans, net that were assumed by new borrowers and modified to include both term extensions which ranged between
19 and 32 months with a weighted average of 25 months added to the original loan term and interest payment deferrals which ranged between 10 and 24 months with a weighted average of 16 months. There were 2 loans with an aggregate carrying value of $78.4 million, or 1.5% of loans, net that were assumed by new borrowers and modified to include term extensions which ranged between 18 and 35 months with a weighted average of 28 months added to the original loan term. There was 1 loan with a carrying value of $30.2 million, or 0.6% of loans, net that was modified to include both a
26 month interest payment deferral and an interest rate reduction from SOFR + 3.60% to a fixed rate of 6.0% from June
2024 to December 2025, 6.25% from January 2026 to December 2026, and 6.5% from January 2027 to September 2027.
There was 1 loan with a carrying value of $25.3 million, or 0.5% of loans, net that was modified to include a 12 month term extension added to the original loan term, a 7 month interest payment deferral, and an interest rate reduction from
SOFR + 5.75% to SOFR + 3.50% from June 2025 to March 2026. Interest payment deferral payment modifications generally include the reduction of interest payments to equal excess net operating income with the difference between the original rate and the interest collected due at maturity. In most cases, default interest is waived.
During the year ended December 31, 2025, $13.6 million of total capital was invested by the borrowers, substantially all in the form of payments in contribution to various reserve accounts.
Year ended December 31, 2024. During the year ended December 31, 2024, the Company entered into 65 loan modifications with an aggregate carrying value of $1.0 billion, or 12.4% of total loans, net. These modified loans include a combination of changes to the contractual terms which were in the form of term extensions, other-than-insignificant payment delays, and interest reductions.
There were 30 loans with an aggregate carrying value of $688.8 million, or 8.2% of loans, net that were modified to include both term extensions and interest payment deferrals. The term extensions ranged between 3 and 125 months with a weighted average of 16 months added to the original loan term. Included within these modifications was 1 SBA loan with a carrying value of less than $0.1 million with a 125 month term extension, which is included in the range mentioned above. Interest payment deferrals ranged between 7 and 38 months with a weighted average of 19 months and include payments for periods before the modification date. There were 8 loans with an aggregate carrying value of
$137.0 million, or 1.7% of loans, net that were modified to include interest payment deferrals which ranged between 7 and 25 months with a weighted average of 15 months and include payments for periods before the modification date.
There was 1 loan with a carrying value of $73.9 million, or 0.9% of loans, net that was modified to include both an 18 month term extension added to the original loan term and an interest rate reduction from SOFR + 3.25% to a fixed rate of 6.0% from June 2024 to December 2024 and 6.5% from January 2025 to July 2025. There was 1 loan with a carrying value of $62.7 million, or 0.8% of loans, net that was modified to include an 18 month term extension added to the original loan term, a 22 month interest payment deferral, and an interest rate reduction from SOFR + 3.30% to SOFR +
0.50% from October 2024 to August 2025 and to SOFR + 1.00% from September 2025 to August 2026. There were 24 loans with an aggregate carrying value of $58.4 million, or 0.7% of loans, net that were modified to include term extensions which ranged between 2 and 120 months with a weighted average of 13 months added to the original loan term. Included within these modifications was 1 SBA loan with a carrying value of less than $0.1 million with a 120 month term extension, which is included in the range mentioned above. There was 1 loan with a carrying value of $10.4 million, or 0.1% of loans, net that was modified to include an interest rate reduction from SOFR + 5.00% to a fixed rate of 6.0% effective June 2024. Interest payment deferral payment modifications generally include the reduction of interest payments to equal excess net operating income with the difference between the original rate and the interest collected due at maturity. In most cases, cash management accounts are set up for the loans and default interest is waived.
During the year ended December 31, 2024, $12.2 million of total capital was invested by the borrowers, substantially all in the form of payment towards past due interest, principal or contribution to various reserve accounts.
The remaining elements of the Company’s modification programs are generally considered insignificant and do not have a material impact on financial results.
Allowance for loan losses. The Company’s allowance for loan losses reflects estimates of expected life-time loan losses, which considers historical loan losses including losses from modified loans to borrowers experiencing financial difficulty. The Company continues to estimate the allowance for loan losses after modification using loan-specific inputs. A majority of the modified loans during the year ended December 31, 2025 were performing in accordance with the modified contractual terms however, $522.3 million were on nonaccrual status regarding the ultimate collectability of the contractually due principal and interest. Substantially all of the modified loans during the year ended December 31,
2024 were on accrual status and performing in accordance with the modified contractual terms.
Loans with modifications disclosed in the previous twelve months are performing in accordance with their modified terms as of December 31, 2025, except for 56 loans with a carrying value of $145.0 million which did not make payments in accordance with their modified terms during the three months ended December 31, 2025.
On loans for which the Company determines foreclosure of the collateral is probable, expected losses are measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. As of December 31, 2025 and December 31, 2024, the Company’s total carrying amount of loans in the foreclosure process was $17.9 million and $8.4 million, respectively.
Lending commitments. For the years ended December 31, 2025 and December 31, 2024, lending commitments to borrowers experiencing financial difficulty for which the Company has modified the loan terms were $36.9 million and
$20.9 million, respectively.
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

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
UPB	$200,729	$(37,205)	$163,524
Allowance for credit losses	(16,626)	(36,291)	(52,917)
Non-credit discount	(87,141)	48,456	(38,685)
Purchase price of loans classified as PCD	$96,962	$(25,040)	$71,922
The Company did not acquire any PCD loans during the three months ended December 31, 2025 or December 31, 2024.
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
As of December 31, 2025, the CVRs associated with the closing of the UDF IV Merger were valued at approximately
$18.2 million or $1.42 per CVR.
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

The table below presents financial instruments carried at fair value on a recurring basis.

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2025
Assets:
Money market funds (1)	$136,496	$—	$—	$136,496
Loans, net	—	—	737	737
Loans, held for sale	—	73,094	—	73,094
PPP loans (2)	—	208	—	208
MBS	—	34,501	—	34,501
Derivative instruments	—	6,740	—	6,740
Investment in unconsolidated joint ventures	—	—	5,737	5,737
Preferred equity investment (3)	—	—	79,887	79,887
Receivable from third party (2)	—	—	12,360	12,360
Total assets	$136,496	$114,543	$98,721	$349,760

Liabilities:
Derivative instruments	—	1,432	—	1,432
Contingent consideration	—	—	18,698	18,698
Total liabilities	$—	$1,432	$18,698	$20,130
December 31, 2024
Assets:
Money market funds (1)	$86,637	$—	$—	$86,637
Loans, net	—	—	3,533	3,533
Loans, held for sale	—	125,781	2,750	128,531
PPP loans (2)	—	1,340	—	1,340
MBS	—	31,006	—	31,006
Derivative instruments	—	7,963	—	7,963
Investment in unconsolidated joint ventures	—	—	6,577	6,577
Preferred equity investment (3)	—	—	92,810	92,810
Total assets	$86,637	$166,090	$105,670	$358,397

Liabilities:
Derivative instruments	—	352	—	352
Contingent consideration	—	—	573	573
Total liabilities	$—	$352	$573	$925
(1) Money market funds are included in cash and cash equivalents on the consolidated balance sheets
(2) Asset is included in other assets on the consolidated balance sheets
(3) Preferred equity investment held through consolidated joint ventures is included in assets of consolidated VIEs on the consolidated balance sheets
The table below presents the valuation techniques and significant unobservable inputs used to value Level 3 financial instruments, using third party information without adjustment.

(in thousands)	Fair Value	Predominant Valuation Technique (1)	Type	Range	Weighted Average
December 31, 2025
Assets:
Investment in unconsolidated joint ventures	$5,737	Income Approach	Discount rate	9.0%	9.0%
Preferred equity investment	79,887	Income Approach	Discount rate	12.0%	12.0%
Receivable from third party	12,360	Income Approach	Debt Yield | Capitalization Rate	7.3% | 6.0%	7.3% | 6.0%
Total assets	$97,984
Liabilities:
Contingent consideration- Madison One	$526	Monte Carlo Simulation Model	Net income volatility | Risk- adjusted discount rate	64.0% | 50.8%	64.0% | 50.8%
Contingent consideration - UDF	18,172	Distributable Cash Flow Approach	Discount factor	18.0%	18.0%
Total liabilities	$18,698
December 31, 2024
Assets:
Investment in unconsolidated joint ventures	$6,577	Income Approach	Discount rate	9.0%	9.0%
Preferred equity investment	92,810	Income Approach	Discount rate	12.0%	12.0%
Total assets	$99,387
Liabilities:
Contingent consideration- Madison One	$573	Monte Carlo Simulation Model	Net income volatility | Risk- adjusted discount rate	66.0% | 44.3%	66.0% | 44.3%
Total liabilities	$573
(1) Prices are weighted based on the UPB of the loans and securities included in the range for each class.
Included within Level 3 assets of $98.7 million as of December 31, 2025 and $105.7 million as of December 31, 2024, is
$0.7 million and $6.3 million, respectively, of transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value.

The table below presents a summary of changes in fair value for Level 3 assets and liabilities.

	Year Ended December 31,
(in thousands)	2025	2024
Assets:
Loans, net
Beginning balance	$3,533	$9,348
Purchases or Originations	—	383
Sales / Principal payments	(1,385)	—
Unrealized gains (losses), net	(1,411)	(1,021)
Mergers and acquisitions (2)	—	4,851
Transfer to (from) Level 3	—	(10,028)
Ending balance	$737	$3,533
Loans, held for sale
Beginning balance	2,750	—
Sales / Principal payments	—	(4,009)
Unrealized gains (losses), net	10	(2,386)
Transfer to (from) Level 3	(2,760)	9,145
Ending balance	$—	$2,750
Investment in unconsolidated joint ventures
Beginning balance	6,577	7,360
Unrealized gains (losses), net	(840)	(783)
Ending balance	$5,737	$6,577
Preferred equity investment (1)
Beginning balance	92,810	108,423
Unrealized gains (losses), net	(12,923)	(15,613)
Ending balance	$79,887	$92,810
Receivable from third party
Beginning balance	—	—
Additions	12,360	—
Ending balance	$12,360	$—
Total assets
Beginning balance	105,670	125,131
Purchases or Originations	—	383
Additions	12,360	—
Sales / Principal payments	(1,385)	(4,009)
Unrealized gains (losses), net	(15,164)	(19,803)
Mergers and acquisitions (2)	—	4,851
Transfer to (from) Level 3	(2,760)	(883)
Ending balance	$98,721	$105,670
Liabilities:
Contingent consideration
Beginning balance	573	7,628
Realized (gains) losses, net	—	(9,109)
Unrealized (gains) losses, net	2,716	(1,872)
Mergers and acquisitions (2)	15,409	3,926
Ending balance	$18,698	$573
(1)Preferred equity investment held through consolidated joint ventures is included in assets of consolidated VIE's on the consolidated balance sheets.
(2)Includes assets acquired and liabilities assumed as a result of the UDF IV Merger in 2025 and the Funding Circle Acquisition in 2024. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the UDF IV Merger and Funding Circle Acquisition.
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

	December 31, 2025		December 31, 2024
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Loans, net	$5,193,640	$5,022,286	$8,304,677	$8,426,700
Loans, held for sale	637,833	637,833	113,095	113,095
Servicing rights	126,279	143,179	128,440	141,513
Total assets	$5,957,752	$5,803,298	$8,546,212	$8,681,308
Liabilities:
Secured borrowings	2,788,926	2,788,926	2,035,176	2,035,176
Securitized debt obligations of consolidated VIEs, net	1,174,785	1,150,551	3,580,513	3,532,765
Senior secured notes, net	722,729	711,705	437,847	421,427
Guaranteed loan financing	524,091	550,556	691,118	724,747
Corporate debt, net	652,487	617,477	895,265	865,380
Total liabilities	$5,863,018	$5,819,215	$7,639,919	$7,579,495
As of both December 31, 2025 and December 31, 2024, other assets and accounts payable and accrued liabilities are not carried at fair value but generally approximate fair value. Further details are presented in Note 18 – Other Assets and
Other Liabilities.
Note 8. Servicing Rights
The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The
Company’s servicing fees are specified by pooling and servicing agreements.
The table below presents information about servicing rights at amortized cost.

	Year Ended December 31,
(in thousands)	2025	2024
SBA
Beginning net carrying amount	$39,227	$29,536
Additions	12,236	16,889
Amortization	(6,971)	(5,103)
Recovery (impairment)	(3,436)	(2,095)
Ending net carrying amount	$41,056	$39,227
Multi-family
Beginning net carrying amount	67,996	73,301
Additions	5,447	6,277
Amortization	(12,112)	(11,582)
Ending net carrying amount	$61,331	$67,996
USDA
Beginning net carrying amount	16,465	—
Additions	8,085	17,987
Amortization	(2,811)	(1,419)
Recovery (impairment)	(1,119)	(103)
Ending net carrying amount	$20,620	$16,465
Small business loans
Beginning net carrying amount	4,752	—
Additions	1,990	6,422
Amortization	(2,972)	(1,670)
Impairment	(498)	—
Ending net carrying amount	$3,272	$4,752
Total servicing rights	$126,279	$128,440

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
historical experiences adjusted for prevailing market conditions. Components of the estimated future cash flows include servicing fees, late fees, other ancillary fees and cost of servicing.
The table below presents additional information about servicing rights at amortized cost.

	As of December 31, 2025		As of December 31, 2024
(in thousands)	UPB	Carrying Value	UPB	Carrying Value
SBA	$1,916,211	$41,056	$1,779,233	$39,227
Multi-family	6,318,735	61,331	6,160,486	67,996
USDA	699,779	20,620	599,362	16,465
Small business loans	419,016	3,272	494,609	4,752
Total	$9,353,741	$126,279	$9,033,690	$128,440
The table below presents significant assumptions used in the estimated valuation of servicing rights at amortized cost.

	December 31, 2025				December 31, 2024
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA
Forward prepayment rate	6.0%	-	21.6%	9.8%	9.9%	-	21.6%	10.6%
Forward default rate	0.0%	-	3.8%	1.3%	0.0%	-	6.8%	6.6%
Discount rate	7.4%	-	19.0%	11.9%	11.9%	-	21.8%	12.2%
Servicing expense	0.4%	-	0.4%	0.4%	0.4%	-	0.4%	0.4%

Multi-family
Forward prepayment rate	0.0%	-	7.6%	7.3%	0.0%	-	7.3%	6.7%
Forward default rate	0.0%	-	0.2%	0.1%	0.0%	-	1.0%	0.6%
Discount rate	5.2%	-	5.2%	5.2%	5.5%	-	6.0%	5.8%
Servicing expense	0.0%	-	0.8%	0.1%	0.0%	-	0.8%	0.1%

USDA
Forward prepayment rate	5.5%	-	16.9%	12.1%	12.2%	-	12.2%	12.2%
Discount rate	4.9%	-	6.0%	5.8%	4.9%	-	5.2%	5.1%
Servicing expense	0.1%	-	0.3%	0.2%	0.1%	-	0.3%	0.2%

Small business loans
Discount rate	6.0%	-	6.0%	6.0%	6.0%	-	6.0%	6.0%
Servicing expense	0.5%	-	0.5%	0.5%	0.5%	-	0.5%	0.5%
Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The table below presents the possible impact of 10% and 20% adverse changes to key assumptions on servicing rights.

(in thousands)	December 31, 2025	December 31, 2024
SBA
Forward prepayment rate
Impact of 10% adverse change	$(1,228)	$(1,273)
Impact of 20% adverse change	$(2,390)	$(2,473)
Forward default rate
Impact of 10% adverse change	$(199)	$(192)
Impact of 20% adverse change	$(396)	$(382)
Discount rate
Impact of 10% adverse change	$(1,356)	$(1,349)
Impact of 20% adverse change	$(2,621)	$(2,605)
Servicing expense
Impact of 10% adverse change	$(2,697)	$(2,545)
Impact of 20% adverse change	$(5,394)	$(5,091)
Multi-family
Forward prepayment rate
Impact of 10% adverse change	$(470)	$(530)
Impact of 20% adverse change	$(923)	$(1,041)
Forward default rate
Impact of 10% adverse change	$(28)	$(14)
Impact of 20% adverse change	$(56)	$(28)
Discount rate
Impact of 10% adverse change	$(1,852)	$(2,132)
Impact of 20% adverse change	$(3,625)	$(4,161)
Servicing expense
Impact of 10% adverse change	$(2,422)	$(2,519)
Impact of 20% adverse change	$(4,845)	$(5,037)
USDA
Forward prepayment rate
Impact of 10% adverse change	$(1,066)	$(958)
Impact of 20% adverse change	$(2,040)	$(1,829)
Discount rate
Impact of 10% adverse change	$(526)	$(399)
Impact of 20% adverse change	$(1,027)	$(782)
Servicing expense
Impact of 10% adverse change	$(797)	$(681)
Impact of 20% adverse change	$(1,593)	$(1,362)
Small business loans
Discount rate
Impact of 10% adverse change	$(15)	$(28)
Impact of 20% adverse change	$(29)	$(58)
Servicing expense
Impact of 10% adverse change	$(280)	$(300)
Impact of 20% adverse change	$(560)	$(600)
The table below presents estimated future amortization expense for servicing rights.

(in thousands)	December 31, 2025
2026	$22,948
2027	19,366
2028	16,175
2029	14,138
2030	12,428
Thereafter	41,224
Total	$126,279
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

(in thousands)	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$—	$24,328
Restricted cash	—	5,464
Loans, net	—	222
Loans, held for sale	—	158,152
Loans eligible for repurchase from Ginnie Mae	—	14,107
Servicing rights(1)	—	55,582
Other assets	—	29,740
Total Assets	$—	$287,595
Liabilities
Secured borrowings	$—	$190,333
Liabilities for loans eligible for repurchase from Ginnie Mae	—	14,107
Derivative instruments	—	1,443
Accounts payable and other accrued liabilities	—	22,852
Total Liabilities	$—	$228,735
(1)Servicing rights are Level 3 assets that had been measured at fair value using the income approach valuation technique. Refer to Note 7- Fair value measurements for further details.
The table below presents the operating results of the Residential Mortgage Banking segment presented as discontinued
operations.

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Interest income	$4,693	$9,432	$7,148
Interest expense	(4,515)	(11,502)	(7,655)
Net interest income (expense)	$178	$(2,070)	$(507)
Non-interest income
Residential mortgage banking activities	20,399	35,966	33,439
Net realized gain (loss) on financial instruments	9,832	24,602	—
Net unrealized gain (loss) on financial instruments	(8,952)	(40,394)	(15,426)
Servicing income, net of amortization and impairment	1,776	30,411	37,181
Other income	8	15	47
Total non-interest income	$23,063	$50,600	$55,241
Non-interest expense
Employee compensation and benefits	(6,391)	(20,531)	(19,177)
Variable expenses on residential mortgage banking activities	(13,599)	(32,139)	(21,822)
Professional fees	(827)	(1,588)	(641)
Loan servicing expense	(3,702)	(9,567)	(10,130)
Other operating expenses	(3,483)	(9,237)	(6,743)
Total non-interest expense	$(28,002)	$(73,062)	$(58,513)
Loss from discontinued operations before income tax benefit	(4,761)	(24,532)	(3,779)
Loss from disposal of discontinued operations before income tax benefit	(2,183)	—	—
Net loss from discontinued operations before income tax benefit	$(6,944)	$(24,532)	$(3,779)
Income tax benefit	1,736	6,133	945
Net loss from discontinued operations	$(5,208)	$(18,399)	$(2,834)

Note 10. Secured Borrowings
The table below presents certain characteristics of secured borrowings.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	December 31, 2025	December 31, 2024
3	SBA loans	February 2026 to June 2027	SOFR + 2.57% Prime - 0.82%	$335,000	$370,281	$307,522	$250,601
1	LMM loans - USD	February 2026	SOFR + 1.35%	80,000	16,556	16,425	35,931
1	LMM loans - Non-USD (4)	January 2027	EURIBOR + 3.00%	58,696	37,123	29,965	30,513
2	USDA loans	June 2027 - August 2028	SOFR + 2.78%	198,500	27,707	31,204	—
Total borrowings under credit facilities and other financing agreements				$672,196	$451,667	$385,116	$317,045
9	LMM loans	March 2026 - September 2028	SOFR + 2.85%	3,525,000	3,337,969	2,277,028	1,482,085
5	MBS	January 2026 - June 2026	5.62%	126,782	222,614	126,782	236,046
Total borrowings under repurchase agreements				$3,651,782	$3,560,583	$2,403,810	$1,718,131
Total secured borrowings				$4,323,978	$4,012,250	$2,788,926	$2,035,176
(1)Represents the total number of facility lenders.
(2)Current maturity does not reflect extension options available beyond original commitment terms.
(3)Asset class pricing is determined using an index rate plus a weighted average spread.
(4)Non-USD denominated credit facilities and repurchase agreements have been converted into USD for purposes of this disclosure.
In the table above, the agreements governing secured borrowings require maintenance of certain financial and debt covenants. As of both December 31, 2025 and December 31, 2024, certain financing counterparties covenants calculations were amended to exclude the PPPLF from certain covenant calculations. As of both December 31, 2025 and
December 31, 2024 the Company was in compliance with all debt and financial covenants.
The table below presents the carrying value of collateral pledged with respect to secured borrowings outstanding.

	Pledged Assets Carrying Value
(in thousands)	December 31, 2025	December 31, 2024
Collateral pledged - borrowings under credit facilities and other financing agreements
Loans, held for sale	$28,516	$36,249
Loans, net	423,151	351,443
Total	$451,667	$387,692
Collateral pledged - borrowings under repurchase agreements
Loans, net	2,284,251	2,036,311
MBS	34,501	21,729
Retained interest in assets of consolidated VIEs	188,113	436,617
Loans, held for sale	506,883	81,708
Real estate acquired in settlement of loans	546,835	127,828
Total	$3,560,583	$2,704,193
Total collateral pledged on secured borrowings	$4,012,250	$3,091,885
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
set forth more fully in the note purchase agreement governing the 2026 Senior Secured Notes.
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
set forth more fully in the note purchase agreement governing the 2028 Senior Secured Notes.
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
As of December 31, 2025, the Company was in compliance with all covenants with respect to the Senior Secured Notes and the Term Loan.
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
As of December 31, 2025, the Company was in compliance with all covenants with respect to its Corporate debt.
The Debt ATM Agreement
On May 20, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B.
Riley Securities, Inc. (the “Agent”), pursuant to which it may offer and sell, from time to time, up to $100.0 million of the Company’s 6.20% Senior Notes due 2026 and 5.75% Senior Notes due 2026. Sales of such notes pursuant to the
Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule
415 under the Securities Act (the “Debt ATM Program”). The Agent is not required to sell any specific number of the notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and the Company. No such sales through the Debt ATM
Program were made during the years ended December 31, 2025 or December 31, 2024, respectively.

The table below presents information about senior secured notes and corporate debt issued through public and private transactions.

(in thousands)	Coupon Rate	Maturity Date	December 31, 2025
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Senior secured notes principal amount(2)	9.375%	3/1/2028	270,000
Term loan principal amount(3)	SOFR + 5.50%	4/12/2029	115,250
Unamortized discount			(1,890)
Unamortized deferred financing costs			(10,631)
Total senior secured notes, net			$722,729
Corporate debt principal amount(4)	5.50%	12/30/2028	110,000
Corporate debt principal amount(5)	6.20%	7/30/2026	67,437
Corporate debt principal amount(5)	5.75%	2/15/2026	116,557
Corporate debt principal amount(6)	7.375%	7/31/2027	100,000
Corporate debt principal amount(7)	5.00%	11/15/2026	100,000
Corporate debt principal amount(8)	9.00%	12/15/2029	129,371
Unamortized discount - corporate debt			(5,190)
Unamortized deferred financing costs - corporate debt			(1,938)
Junior subordinated notes principal amount(9)	SOFR + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(10)	SOFR + 3.10%	4/30/2035	21,250
Total corporate debt, net			$652,487
Total carrying amount of debt			$1,375,216
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
(9) Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(10) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.
The table below presents the contractual maturities for senior secured notes and corporate debt.

(in thousands)	December 31, 2025
2026	$633,994
2027	100,000
2028	380,000
2029	244,621
2030	—
Thereafter	36,250
Total contractual amounts	$1,394,865
Unamortized deferred financing costs, discounts, and premiums, net	(19,649)
Total carrying amount of debt	$1,375,216
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
interest expense in the accompanying consolidated statements of operations. Guaranteed loan financings are secured by loans of $524.3 million and $691.0 million as of December 31, 2025 and December 31, 2024, respectively.
The table below presents guaranteed loan financing and the related interest rates and maturity dates.

(in thousands)	Weighted Average Interest Rate	Range of Interest Rates	Range of Maturities (Years)	Ending Balance
December 31, 2025	7.97%	1.45-12.75%	2026-2048	$524,091
December 31, 2024	8.69%	1.45-10.00%	2025-2048	$691,118

The table below presents the contractual maturities of guaranteed loan financing.

(in thousands)	December 31, 2025
2026	$298
2027	2,862
2028	4,709
2029	7,054
2030	9,531
Thereafter	499,637
Total	$524,091
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
Consolidated VIEs
The Company consolidates variable interests held in an acquired joint venture investment for which it is the primary beneficiary. The equity held by the remaining owners and their portions of net income (loss) are reflected in stockholders’ equity on the consolidated balance sheets as Non-controlling interests and in the consolidated statements of operations as Net income attributable to noncontrolling interests, respectively. As of December 31, 2025 and
December 31, 2024, income and expenses on joint venture investments identified as consolidated VIEs were not material.
The table below presents assets and liabilities of consolidated VIEs.

(in thousands)	December 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$3	$—
Restricted cash	1,944	8,411
Loans, net	1,694,079	4,930,061
Loans, held for sale	125,107	—
Preferred equity investment (1)	79,887	92,810
Receivable from third parties (1)	8,346	—
Accrued interest (1)	54,030	140,607
Real estate owned	15,288	1,583
Other assets	—	1,823
Total assets	$1,978,684	$5,175,295
Liabilities:
Securitized debt obligations of consolidated VIEs, net	1,174,785	3,580,513
Due to third parties (2)	2,517	4,116
Accounts payable and other accrued liabilities	—	93
Total liabilities	$1,177,302	$3,584,722
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
The table below presents additional information on the Company’s securitized debt obligations.

	December 31, 2025			December 31, 2024
(in thousands)	Current Principal Balance	Carrying Value	Weighted Average Interest Rate	Current Principal Balance	Carrying Value	Weighted Average Interest Rate
ReadyCap Lending Small Business Trust 2019-2	$6,446	$6,446	6.9%	$18,189	$18,189	7.9%
ReadyCap Lending Small Business Trust 2023-3	63,505	62,534	7.4	101,004	99,390	8.4
Sutherland Commercial Mortgage Trust 2019-SBC8	73,286	72,280	2.9	89,496	88,231	2.9
Sutherland Commercial Mortgage Trust 2021-SBC10	45,769	45,157	1.7	60,816	59,907	1.6
ReadyCap Commercial Mortgage Trust 2016-3	—	—	—	6,401	6,289	5.3
ReadyCap Commercial Mortgage Trust 2018-4	42,907	42,112	4.8	46,980	45,707	4.6
ReadyCap Commercial Mortgage Trust 2019-5	42,233	39,341	5.1	68,125	64,209	5.0
ReadyCap Commercial Mortgage Trust 2019-6	133,104	130,847	3.6	168,946	165,943	3.5
ReadyCap Commercial Mortgage Trust 2022-7	165,203	161,139	4.1	190,426	184,852	4.1
Ready Capital Mortgage Financing 2021-FL5	—	—	—	75,970	75,970	7.3
Ready Capital Mortgage Financing 2021-FL6	—	—	—	206,377	206,377	6.7
Ready Capital Mortgage Financing 2021-FL7	270,204	270,204	6.3	423,529	423,529	7.0
Ready Capital Mortgage Financing 2022-FL8	—	—	—	587,693	587,625	7.5
Ready Capital Mortgage Financing 2022-FL9	—	—	—	328,522	328,090	8.5
Ready Capital Mortgage Financing 2022-FL10	—	—	—	576,655	573,924	8.2
Ready Capital Mortgage Financing 2023-FL11	136,698	136,698	7.6	322,630	321,742	8.2
Ready Capital Mortgage Financing 2023-FL12	208,060	208,027	7.9	331,692	330,437	8.2
Total	$1,187,415	$1,174,785	5.7%	$3,603,451	$3,580,411	7.1%
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
The table below reflects variable interests in identified VIEs for which the Company is not the primary beneficiary.

	Carrying Amount		Maximum Exposure to Loss (1)
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
MBS (2)	$31,161	$28,233	$31,161	$28,233
Investment in unconsolidated joint ventures	161,424	161,561	161,424	161,561
Total assets in unconsolidated VIEs	$192,585	$189,794	$192,585	$189,794
(1)Maximum exposure to loss is limited to the greater of the fair value or carrying value of the assets as of the consolidated balance sheet date.
(2)Retained interest in other third party sponsored securitizations.
Note 14. Interest Income and Interest Expense
Interest income and expense are recorded in the consolidated statements of operations and classified based on the nature of the underlying asset or liability.
The table below presents the components of interest income and expense.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Interest income
Loans, net
Bridge	$313,777	$554,723	$654,670
Fixed rate	38,197	46,894	50,706
Construction	51,914	106,383	93,483
SBA - 7(a)	107,492	121,108	88,205
PPP (1)	1,138	635	10,350
Other	23,866	31,070	33,158
Total loans, net (2)	$536,384	$860,813	$930,572
Loans, held for sale
Bridge	3,457	—	—
Fixed rate	26	517	2,279
Construction	326	8,285	—
SBA - 7(a)	9,201	8,504	—
Other	1,620	1,098	620
Total loans, held for sale (2)	$14,630	$18,404	$2,899
Loans, held at fair value
Other	121	753	—
Total loans, held at fair value	$121	$753	$—
Investments held to maturity (1)	—	197	48
Preferred equity investment (2)	13,241	12,817	7,854
MBS	4,790	3,991	4,441
Total interest income	$569,166	$896,975	$945,814
Interest expense
Secured borrowings	(213,232)	(197,042)	(194,423)
PPPLF borrowings (3)	(43)	(91)	(413)
Securitized debt obligations of consolidated VIEs	(146,181)	(353,483)	(405,013)
Guaranteed loan financing	(47,287)	(68,061)	(44,263)
Senior secured notes	(53,833)	(24,941)	(17,539)
Convertible note	—	—	(5,418)
Corporate debt	(53,549)	(52,837)	(49,399)
Total interest expense	$(514,125)	$(696,455)	$(716,468)
Net interest income before provision for loan losses	$55,041	$200,520	$229,346
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

		December 31, 2025			December 31, 2024
(in thousands)	Primary Underlying Risk	Notional Amount	Derivative Asset	Derivative Liability	Notional Amount	Derivative Asset	Derivative Liability
Interest Rate Swaps - not designated as hedges	Interest rate risk	$26,300	$2,085	$—	$26,300	$3,506	$—
Interest Rate Swaps - designated as hedges	Interest rate risk	391,693	17,322	(224)	396,943	29,030	—
FX forwards	Foreign exchange rate risk	20,731	340	(1,208)	34,133	851	(352)
Total		$438,724	$19,747	$(1,432)	$457,376	$33,387	$(352)
The table below presents gains and losses on derivatives.

(in thousands)	Net Realized Gain (Loss)	Net Unrealized Gain (Loss)
Year Ended December 31, 2025
Interest rate swaps	$7,700	$(1,228)
FX forwards	(223)	428
Total	$7,477	$(800)
Year Ended December 31, 2024
Interest rate swaps	$18,882	$(4,760)
FX forwards	912	—
Total	$19,794	$(4,760)
In the table above:
•Gains (losses) on interest rate swaps and FX forwards are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of operations.
•For qualifying hedges of interest rate risk on interest rate swaps, the effective portion relating to the unrealized gain (loss) on derivatives are recorded in AOCI.
The table below summarizes the gains and losses on derivatives which have qualified for hedge accounting.

(in thousands)	Derivatives - effective portion reclassified from AOCI to income	Derivatives - effective portion recorded in OCI	Total change in OCI for period
Interest rate swaps
Year Ended December 31, 2025	$(953)	$(9,156)	$(8,203)
Year Ended December 31, 2024	$(1,094)	$(223)	$871

In the table above:
•Forecasted transactions on interest rates consists of benchmark interest rate hedges of SOFR indexed floating-
rate liabilities.
•Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.
•Amounts recorded in OCI for the period represents after tax amounts.
Note 16. Real Estate Owned
The table below presents details on the real estate owned portfolio.

(in thousands)	December 31, 2025	December 31, 2024
REO, held for sale:
Mixed use	$19,709	$28,369
Multi-family	79,141	48,000
Lodging	8,730	16,461
Residential	168,659	250
Office	9,686	8,115
Retail	3,880	1,126
Land	70,152	91,111
Other	187	5
Total REO, held for sale	$360,144	$193,437
REO, held for use:
Land	21,469	—
Building and improvements, net	225,355	—
Furniture, fixtures and equipment, net	13,257	—
Total REO, held for use	$260,081	$—
Total real estate owned	$620,225	$193,437
In the table above:
•Both depreciation expense and accumulated depreciation related to REO, held for use was $2.8 million for the year ended December 31, 2025. There was no such depreciation expense or accumulated depreciation for the year ended December 31, 2024.
•Other REO excludes $15.3 million and $1.6 million as of December 31, 2025 and December 31, 2024, respectively, of real estate owned, held for sale within consolidated VIEs.
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
$500 million.
The table below presents the management fee payable to the Manager.

	Year Ended December 31,
	2025	2024
Management fee - total	$20.3million	$24.9million
Management fee - amount unpaid	$9.7million	$5.5million

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
statements of operations.

The table below presents reimbursable expenses payable to the Manager.

	Year Ended December 31,
	2025	2024
Reimbursable expenses payable to Manager - total	$17.7million	$12.3million
Reimbursable expenses payable to Manager - amount unpaid	$9.6million	$6.5million
Co-Investment with Manager
On July 15, 2022, the Company closed on a $125.0 million commitment to invest into a parallel vehicle, Waterfall Atlas
Anchor Feeder, LLC (the “Fund”), a fund managed by the Manager, in exchange for interests in the Fund. In exchange for the Company’s commitment, the Company is entitled to 15% of any carried interest distributions received by the general partner of the Fund such that over the life of the Fund, the Company receives an internal rate of return of 1.5%
over the internal rate of return of the Fund. The Fund focuses on commercial real estate equity through the acquisition of distressed and value-add real estate across property types with local operating partners. As of December 31, 2025, the
Company has contributed $95.8 million of cash into the Fund for a remaining commitment of $29.2 million.
Note 18. Other Assets and Other Liabilities
The table below presents the composition of other assets and other liabilities.

(in thousands)	December 31, 2025	December 31, 2024
Other assets:
Goodwill	$49,501	$49,501
Deferred loan exit fees	19,179	27,811
Accrued interest	42,143	45,416
Due from servicers	71,999	7,039
Intangible assets	38,172	37,006
Receivable from third party	43,968	34,540
Deferred financing costs	12,489	8,053
Deferred tax asset	201,573	111,325
Tax receivable	719	1,654
Right-of-use lease asset	3,368	7,362
PPP receivables	8,783	18,363
Investments held to maturity	—	3,000
Other	16,344	11,416
Other assets	$508,238	$362,486
Accounts payable and other accrued liabilities:
Accrued salaries, wages and commissions	35,691	39,565
Accrued interest payable	40,306	39,723
Servicing principal and interest payable	19,388	13,609
Repair and denial reserve	12,328	7,359
Payable to related parties	9,720	5,566
PPP liabilities	8,592	20,892
Accrued professional fees	2,697	5,538
Lease payable	8,565	17,806
Liabilities of consolidated VIEs	2,517	4,209
Other	31,832	33,784
Total accounts payable and other accrued liabilities	$171,636	$188,051
In the table above, investments held to maturity was $3.0 million as of December 31, 2024 and consisted of multi-family preferred equities with maturities of less than one year and a weighted average interest rate of 10.0%. The provision for credit losses on held to maturity securities was not material for the year ended December 31, 2024.
Goodwill
The table below presents the carrying value of goodwill by reportable segment.

(in thousands)	December 31, 2025	December 31, 2024
LMM Commercial Real Estate	$27,324	$27,324
Small Business Lending	22,177	22,177
Total	$49,501	$49,501

Intangible assets
The table below presents information on intangible assets.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2025
Amortized intangible assets:
Internally developed software	$26,120	$11,520	$14,600
Customer relationships	10,299	2,236	8,063
Broker network	9,000	1,500	7,500
Above market leases	1,958	89	1,869
Other	3,536	1,158	2,378
Unamortized intangible assets:
Trade name	2,500	—	2,500
Trademark	262	—	262
SBA license	1,000	—	1,000
Total intangible assets	$54,675	$16,503	$38,172
Amortized intangible liabilities:
Below market leases	$(418)	$(14)	$(404)
Total intangible liabilities	$(418)	$(14)	$(404)
December 31, 2024
Amortized intangible assets:
Internally developed software	$20,518	$7,051	$13,467
Customer relationships	10,332	1,474	8,858
Broker network	10,200	1,700	8,500
Other	3,499	818	2,681
Unamortized intangible assets:
Trade name	2,500	—	2,500
SBA license	1,000	—	1,000
Total intangible assets	$48,049	$11,043	$37,006
The amortization expense related to intangible assets was $6.7 million for the year ended December 31, 2025 and
$4.6 million for the year ended December 31, 2024, respectively. Such amounts are recorded as other operating expenses in the consolidated statements of operations.
The table below presents amortization expense related to finite-lived intangible assets for the subsequent five years.

(in thousands)	December 31, 2025
2026	$6,288
2027	6,142
2028	5,115
2029	3,745
2030	2,322
Thereafter	10,394
Total	$34,006
Note 19. Other Income and Operating Expenses

The table below presents the composition of other income and operating expenses.

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Other income:
Origination income	$29,872	$20,544	$20,866
Hotel income	15,355	—	—
Change in repair and denial reserve	(5,490)	(2,183)	3,229
ERC consulting income	149	3,887	53,622
Other	13,830	28,555	27,797
Total other income	$53,716	$50,803	$105,514
Other operating expenses:
Origination costs	19,801	16,975	7,345
Hotel expense	14,316	—	—
Technology expense	13,394	11,478	7,430
Rent and property tax expense	8,782	7,613	5,001
Depreciation and amortization expense	9,742	4,876	3,450
Recruiting, training and travel expense	3,097	2,826	2,782
Marketing expense	1,324	2,005	1,120
Bad debt expense - ERC	674	4,190	8,447
Other	19,826	13,609	15,378
Total other operating expenses	$90,956	$63,572	$50,953
Note 20. Redeemable Preferred Stock and Stockholders’ Equity
Common stock dividends
The table below presents dividends declared by the Board on common stock during the last twelve months.

Declaration Date	Record Date	Payment Date	Dividend per Share
December 13, 2024	December 31, 2024	January 31, 2025	$0.250
March 3, 2025	March 31, 2025	April 30, 2025	$0.125
June 13, 2025	June 30, 2025	July 31, 2025	$0.125
September 15, 2025	September 30, 2025	October 31, 2025	$0.125
December 15, 2025	December 31, 2025	January 30, 2026	$0.010
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
In 2025, 2024, and 2023, the Company granted 1,210,374, 774,097, and 413,852, respectively, of time-based RSAs under the 2013 Equity Incentive Plan and the 2023 Equity Incentive Plan to certain key employees. These awards generally vest ratably in equal annual installments over a three-year period based solely on continued employment or service. The Company further granted in these years 89,285, 126,930, and 75,639, respectively, of time-based RSAs and
RSUs to non-employee directors of the Company, which vest ratably in equal installments quarterly over a one-year period. Directors may elect to receive time-based RSAs or time-based RSUs that have a deferred settlement date of their choosing. Dividends are currently paid on all time-based RSAs and dividend equivalents are paid on deferred RSU awards during their deferral period.

Additionally, as part of the Broadmark Merger, the Company assumed each award of restricted stock units that was not an award of performance restricted stock units granted by Broadmark pursuant to the Broadmark Equity Plan (each, a
“Broadmark RSU Award”) outstanding immediately prior to the effective time of the Broadmark Merger (“Broadmark
Merger Effective Time”) and converted them into 736,666 Company RSUs after applying the exchange ratio of 0.47233 shares of Company common stock for each share of common stock, par value $0.001 per share, of Broadmark (the
“Broadmark Common Stock”) issued and outstanding immediately prior to the Broadmark Merger Effective Time. As of
December 31, 2025, no Company RSUs issued in respect of Broadmark RSU Awards remain outstanding. The Company
RSUs issued in respect of Broadmark RSU Awards had the same terms and conditions as were applicable to the
Broadmark RSUs immediately prior to the Broadmark Merger Effective Time and, accordingly, were not dividend eligible.
The table below summarizes RSU and RSA activity, excluding performance-based equity awards. See below for further details on performance-based equity awards.

	Restricted Stock Units/Awards
(in thousands, except share data)	Number of shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, December 31, 2024	996,549	$10,248	$10.28
Granted	1,545,723	10,313	6.67
Vested	(682,080)	(6,238)	9.15
Forfeited	(27,223)	(215)	7.90
Outstanding, March 31, 2025	1,832,969	$14,108	$7.70
Granted	22,506	113	5.02
Vested	(55,010)	(454)	8.25
Forfeited	(63,955)	(479)	7.49
Outstanding, June 30, 2025	1,736,510	$13,288	$7.65
Vested	(23,704)	(168)	7.09
Forfeited	(25,111)	(181)	7.21
Outstanding, September 30, 2025	1,687,695	$12,939	$7.67
Granted	26,178	100	3.82
Vested	(150,256)	(1,019)	6.78
Forfeited	(10,045)	(80)	7.96
Outstanding, December 31, 2025	1,553,572	$11,940	$7.69
The Company recognized $5.8 million for the year ended December 31, 2025 and $8.1 million for the year ended
December 31, 2024 of non-cash compensation expense related to its stock-based incentive plan in the consolidated statements of operations. As of December 31, 2025 and December 31, 2024, approximately $11.9 million and
$10.2 million, respectively, of non-cash compensation expense related to unvested awards had not yet been charged to net income. These costs are expected to be amortized into compensation expense ratably over the course of the remaining vesting periods.
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
Performance-based equity awards under the 2013 Equity Incentive Plan
2023 performance-based RSUs. In June 2023, the Company granted, to certain key employees, 222,552 performance-
based RSUs at a grant date fair value of $10.11 per performance-based RSU, which could have been earned based on the achievement of performance goals by the end of 2024 in relation to the Broadmark Merger. The awards were allocated
30% to awards that may be earned based on cost savings in 2024 as a percentage of the pre-merger Broadmark expense run rate, 15% to awards that could have been earned based on the volume of Broadmark product originated from the time of the merger through the end of 2024, 30% to awards that could have been earned based on the generation of incremental liquidity from asset level financing, portfolio run-off, sales or corporate re-levering through the end of 2024, and 25% to awards that could have been earned based on distributable return on equity (“ROE”) for 2024. Subject to the level of achievement of these goals during the performance period, the actual number of shares that the key employees could have received ranged from 0% to 200% of the target award. The fair value of the performance-based RSUs granted was recorded as compensation expense over the performance period and vested 2/3rds on December 31, 2024, and 1/3rd on December 31, 2025, with an offsetting increase in stockholders’ equity. Awards earned on December 31, 2024 based on achievement of the applicable performance metrics but vesting on December 31, 2025 were converted into RSAs that were eligible to vest on December 31, 2025 based on the key employee’s continued employment or service through that date. Dividend equivalents were accrued by the Company during the performance period and paid to the holder if and when the performance-based RSUs vested. Following the conclusion of the performance period on December 31, 2024, the Board determined that the cost savings, product origination volumes and incremental liquidity generation goals were achieved at maximum payout and the distributable ROE goal was not achieved. As such, on February 3, 2025, the Board approved the settlement of 333,828 performance-based RSUs. The fair value of the performance-based RSUs granted was recorded as compensation expense over the performance period with an offsetting increase in stockholders’ equity.
In February 2023, the Company granted, to certain key employees, 92,451 performance-based RSUs at a grant date fair value of $12.98 per performance-based RSU. The performance-based RSUs were allocated 50% to awards that could have been earned based on achievement of performance goals related to distributable ROE for the three-year forward-
looking period ending December 31, 2025 and 50% to awards that could have been earned based on achievement of performance goals related to relative TSR for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the distributable ROE metric and relative TSR achieved during the performance period, the actual number of shares that the key employees received at the end of the performance period could have ranged from 0% to 200% of the target award. The fair value of the performance-based RSUs was recorded as compensation expense over the performance period and vested at the end of the three-year performance period, with an offsetting increase in stockholders’ equity. Dividend equivalents were accrued by the Company during the performance period and paid to the holder if and when the performance-based RSUs vested. Following the conclusion of the performance period on December 31, 2025, the Board determined that the distributable ROE and relative TSR goals were not achieved and were therefore forfeited.
2022 performance-based RSUs. In February 2022, the Company granted, to certain key employees, 84,566 performance-based RSUs at a grant date fair value of $14.19 per performance-based RSU. During April 2024, 8,809 performance-based RSUs were forfeited. The performance-based RSUs were allocated 50% to awards that could have been earned based on achievement of performance goals related to distributable ROE for the three-year forward-looking period ending December 31, 2024 and 50% to awards that could have been earned based on achievement of performance goals related to relative TSR for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the distributable ROE metric and relative TSR achieved during the vesting period, the actual number of shares that the key employees received at the end of the performance period could have ranged from
0% to 200% of the target award. The fair value of the performance-based RSUs was recorded as compensation expense over the performance period and vested at the end of a three-year performance period, with an offsetting increase in stockholders’ equity. Dividend equivalents were accrued by the Company during the performance period and paid to the holder if and when the performance-based RSUs vested. Following the conclusion of the performance period on

December 31, 2024, the Board determined that the distributable ROE threshold goal was achieved and the relative TSR threshold goal was achieved. As such, on February 22, 2025, the Board approved the settlement of 57,029 performance-
based RSUs. The fair value of the performance-based RSUs granted was recorded as compensation expense over the performance period with an offsetting increase in stockholders’ equity.
2021 performance-based RSUs. In February 2021, the Company granted, to certain key employees, 61,895 performance-based RSUs at a grant date fair value of $12.82 per performance-based RSU. During October 2021, 18,568 performance-based RSUs were forfeited. The performance-based RSUs were allocated 50% to awards that could have been earned based on achievement of performance goals related to absolute TSR for the three-year forward-looking period ending December 31, 2023 and 50% to awards that could have been earned based on achievement of performance goals related to TSR for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the absolute and relative TSR achieved during the performance period, the actual number of shares that the key employees received at the end of the performance period could have ranged from 0% to 300% of the target award. Dividend equivalents were accrued by the Company during the performance period and paid to the holder if and when the performance-based RSUs vested. Following the conclusion of the performance period on December 31,
2023, the Board determined that the relative TSR target goal was achieved and the absolute TSR goal was not achieved.
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
The Company classifies Series C Cumulative Convertible Preferred Stock, or Series C Preferred Stock, on the balance sheets using the guidance in ASC 480‑10‑S99. The Series C Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur, such as a change in control. As of December 31, 2025, the conversion rate was 1.8391 shares of common stock per $25 principal amount of the Series C Preferred Stock, which is equivalent to a conversion price of approximately $13.59 per share of common stock. As redemption under these circumstances is not solely within the Company’s control, the Series C Preferred Stock has been classified as temporary equity. The Company has analyzed whether the conversion features should be bifurcated under the guidance in ASC 815 and has determined that bifurcation is not necessary.
The table below presents details on preferred equity by series.

			Preferential Cash Dividends			Carrying Value (in thousands)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference	Rate per Annum	Annual Dividend (per share)	December 31, 2025
C	335	0.0001	$25.00	6.25%	$1.56	$8,361
E	4,600	0.0001	$25.00	6.50%	$1.63	$111,378
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
•The Company declared dividends of $0.1 million and $1.9 million on its Series C Preferred Stock and Series E
Preferred Stock, respectively, during the three months ended December 31, 2025. The dividends were paid on

January 15, 2026 for Series C Preferred Stock and on January 30, 2026 for Series E Preferred Stock to the
holders of record as of the close of business on December 31, 2025.
•The Company may, at its option, redeem the Series E Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. Series E Preferred Stock is not redeemable prior to June 10, 2026, except under certain conditions.
Public and Private Warrants
As part of the Broadmark Merger, the Company assumed public and private placement warrants that represented the right to purchase shares of Broadmark Common Stock. As of December 31, 2025, there were 5.2 million private placement warrants outstanding, each representing the right to purchase 0.47233 shares of common stock. The Company has outstanding warrants to purchase approximately 2.5 million shares of common stock at a price of $24.34 per whole share. Settlement of outstanding warrants will be in shares of common stock, unless the Company elects (solely in the
Company’s discretion) to settle warrants the Company has called for redemption in cash, and subject to customary adjustment in the event of business combinations and certain tender offers. On November 19, 2024, 41.7 million public warrants, each representing the right to purchase 0.1180825 shares of common stock, expired.
The liability for the private placement warrants was less than $0.1 million as of December 31, 2025 and is included in accounts payable and other accrued liabilities in the consolidated balance sheets.
Equity ATM Program
On July 9, 2021, the Company, the operating partnership and the Manager entered into an Equity Distribution
Agreement, as amended on March 8, 2022 (the “Equity Distribution Agreement”), with JMP Securities LLC (the “Sales
Agent”), pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value
$0.0001 per share, having an aggregate offering price of up to $150 million, through the Sales Agent either as agent or principal (the “Equity ATM Program”). The Company made no such sales through the Equity ATM Program during the years ended December 31, 2025 or December 31, 2024. As of December 31, 2025, shares representing approximately
$78.4 million remain available for sale under the Equity ATM Program.
Note 21. Earnings per Share of Common Stock

The table below provides information on the basic and diluted EPS computations, including the number of shares of common stock used for purposes of these computations.

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2025	2024	2023
Basic Earnings
Net income (loss) from continuing operations	$(215,853)	$(411,999)	$351,245
Less: Income attributable to non-controlling interest	7,854	5,357	8,960
Less: Income attributable to participating shares	8,667	9,125	9,284
Basic earnings - continuing operations	$(232,374)	$(426,481)	$333,001
Basic earnings - discontinued operations	$(5,208)	$(18,399)	$(2,834)

Diluted Earnings
Net income (loss) from continuing operations	(215,853)	(411,999)	351,245
Less: Income attributable to non-controlling interest	7,854	5,357	8,960
Less: Income attributable to participating shares	8,667	9,125	9,284
Add: Expenses attributable to dilutive instruments	524	524	524
Diluted earnings - continuing operations	$(231,850)	$(425,957)	$333,525
Diluted earnings - discontinued operations	$(5,208)	$(18,399)	$(2,834)

Number of Shares
Basic — Average shares outstanding	164,544,350	169,107,477	146,841,594
Effect of dilutive securities — Unvested participating shares	2,715,362	1,364,796	1,725,432
Diluted — Average shares outstanding	167,259,712	170,472,273	148,567,026

EPS Attributable to RC Common Stockholders:
Basic - continuing operations	$(1.41)	$(2.52)	$2.27
Basic - discontinued operations	$(0.03)	$(0.11)	$(0.02)
Basic - total	$(1.44)	$(2.63)	$2.25

Diluted - continuing operations	$(1.41)	$(2.52)	$2.24
Diluted - discontinued operations	$(0.03)	$(0.11)	$(0.02)
Diluted - total	$(1.44)	$(2.63)	$2.22
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
The redemption is required to be satisfied in shares of common stock or cash at the Company’s option, calculated as follows: one share of the Company’s common stock, or cash equal to the fair value of a share of the Company’s common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company’s equity is increased. As of December 31, 2025 and
December 31, 2024, the non-controlling interest OP unit holders owned 320,005 and 885,582 OP units, respectively.
Note 22. Offsetting Assets and Liabilities
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA
Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default, including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy,

insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the
Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of December 31, 2025 and December 31, 2024, the Company
was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.
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
The Company discloses the impact of offsetting of assets and liabilities represented in the consolidated balance sheets to enable users of the consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master
Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c)
the Company intends to offset, and (d) the Company’s right of offset is enforceable at law. As of December 31, 2025 and
December 31, 2024, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the consolidated balances sheets.

The table below presents the gross fair value of derivative contracts by product type, Paycheck Protection Program
Liquidity Facility borrowings and secured borrowings, the amount of netting reflected in the consolidated balance sheets, as well as the amount not offset in the consolidated balance sheets as they do not meet the enforceable credit support criteria for netting under U.S. GAAP.

				Gross amounts not offset in the Consolidated Balance Sheets(1)
(in thousands)	Gross amounts of Assets / Liabilities	Gross amounts offset	Balance in Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received / Paid	Net Amount
December 31, 2025
Assets
FX forwards	$340	$—	$340	$—	$—	$340
Interest rate swaps	19,407	13,007	6,400	—	—	6,400
Total	$19,747	$13,007	$6,740	$—	$—	$6,740
Liabilities
Interest rate swaps	224	—	224	—	—	224
FX forwards	1,208	—	1,208	—	—	1,208
Secured borrowings	2,788,926	—	2,788,926	2,788,926	—	—
PPPLF	8,592	—	8,592	8,592	—	—
Total	$2,798,950	$—	$2,798,950	$2,797,518	$—	$1,432
December 31, 2024
Assets
FX forwards	851	—	851	—	—	851
Interest rate swaps	32,536	25,424	7,112	—	—	7,112
Total	$33,387	$25,424	$7,963	$—	$—	$7,963
Liabilities
FX forwards	352	—	352	—	—	352
Secured borrowings	2,035,176	—	2,035,176	2,035,176	—	—
PPPLF	20,892	—	20,892	18,362	—	2,530
Total	$2,056,420	$—	$2,056,420	$2,053,538	$—	$2,882
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

Unfunded Loan Commitments
The table below presents unfunded loan commitments.

(in thousands)	December 31, 2025	December 31, 2024
Loans, net	$438,030	$444,838
Loans, held for sale	$54,327	$28,566
Note 25. Income Taxes
The Company is a REIT pursuant to Internal Revenue Code Section 856. Qualification as a REIT depends on the
Company’s ability to meet various requirements imposed by the Internal Revenue Code, which relate to its organizational structure, diversity of stock ownership and certain requirements with regard to the nature of its assets and the sources of its income. As a REIT, the Company generally must distribute annually dividends equal to at least 90% of its net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to earnings that are distributed. To the extent the Company satisfies this distribution requirement but distributes less than 100% of its net taxable income, it will be subject to U.S. federal income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount paid to stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if the
Company qualifies as a REIT, it may be subject to certain U.S. federal income and excise taxes and state and local taxes on its income and assets. If the Company fails to maintain its qualification as a REIT for any taxable year, it may be subject to material penalties as well as federal, state and local income tax on its taxable income at regular corporate rates and it would not be able to qualify as a REIT for the subsequent four taxable years. As of December 31, 2025 and
December 31, 2024, the Company was in compliance with all REIT requirements.
Certain subsidiaries have elected to be treated as taxable REIT subsidiaries (“TRSs”). TRSs permit the Company to participate in certain activities that would not be qualifying income if earned directly by the parent REIT, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the
Internal Revenue Code and are conducted in entities which elect to be treated as taxable subsidiaries under the Internal
Revenue Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT.
The Company’s TRSs engage in various real estate - related operations, including originating and securitizing commercial mortgage loans and investments in real property. Such TRSs are not consolidated for federal income tax purposes but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred income taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs.
The table below presents the composition of income tax provision.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current
Federal income tax	$103	$101	$1,605
State and local income tax	276	(78)	214
Net current tax provision	$379	$23	$1,819
Deferred
Federal income tax	(66,007)	(89,584)	4,314
State and local income tax	(21,075)	(14,951)	1,041
Net deferred tax provision (benefit)	$(87,082)	$(104,535)	$5,355
Total income tax provision (benefit)	$(86,703)	$(104,512)	$7,174

The table below is a reconciliation of federal income tax determined using the statutory federal tax rate to the reported income tax provision.

	Year Ended December 31,
(in thousands)	2025		2024
U.S. statutory tax	$(63,537)	21.0%	$(108,467)	21.0%
State and local income tax, net of federal income tax effect (a)	(20,847)	6.9	(11,487)	2.2
Nontaxable or nondeductible items:
Income attributable to REIT	20,988	(6.9)	69,891	(13.5)
Income attributable to non-controlling interests	(531)	0.2	(718)	0.1
Losses from loan transactions	(22,085)	7.3	(22,674)	4.4
Bargain purchase gain	—	—	(6,755)	1.3
Changes in valuation allowance	—	—	(21,085)	4.1
Other	(691)	0.2	(3,217)	0.6
Effective income tax (benefit)	$(86,703)	28.7%	$(104,512)	20.2%
(a) State taxes from California, Georgia, Florida, New York and Pennsylvania make up more than 50% of this category.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are reported in other assets and other liabilities, respectively.
The table below presents the tax effects of temporary differences on their respective net deferred tax assets and liabilities.

	Year Ended December 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$158,211	$81,883
Accruals	4,822	5,349
Goodwill	14,867	16,868
Compensation	—	599
Right of use asset	1,699	1,641
Stock compensation	1,032	997
Loan / servicing rights balance	31,469	9,543
Income / (loss) from Pass-Through entities	504	—
Other	19	642
Total deferred tax assets	$212,623	$117,522
Deferred tax liabilities:
Compensation	259	—
Other taxable temporary difference	7,082	3,932
Depreciation and amortization	1,672	1,541
Unrealized losses	2,037	724
Total deferred tax liabilities	$11,050	$6,197
Net deferred tax assets (liabilities)	$201,573	$111,325
The Company has approximately $579.0 million of federal and $653.6 million of state net operating loss carryforwards that will begin to expire in 2026.
Additionally, as of December 31, 2025, the Company had $46.5 million of federal net operating loss carryforwards obtained in the Broadmark Merger and the acquisition of Anworth that can be used to offset future taxable ordinary income. These carryforwards can reduce the Company's REIT distribution requirements. Furthermore, the Company has
$91.5 million of federal net operating loss carryforwards obtained in the acquisition of UDF IV closed on March 13,
2025.
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
As of December 31, 2025, the Company concluded the positive evidence in favor of the recoverability of its remaining deferred tax assets outweighed the negative evidence and that it is more likely than not that its remaining deferred tax assets will be realized. The Company’s framework for assessing the recoverability of deferred tax assets requires it to weigh all available evidence, including the sustainability of profitability required to realize the deferred tax assets, the cumulative net income or loss in its consolidated statements of operations in recent years, the future reversals of existing taxable temporary differences, and the carryforward periods for any carryforwards of net operating losses.
The difference between the statutory rate of 21% and the effective income tax rate is primarily due to income attributable to the REIT that is offset by the dividends paid deduction, tax benefits associated with losses on loans contributed to the
TRS, and the release of prior year's valuation allowance established against the deferred tax assets obtained in the
Broadmark Merger.
As of December 31, 2025 and December 31, 2024, the Company had no uncertain tax positions recorded or disclosed in the financial statements. Additionally, it is the belief of management that the total amount of uncertain tax positions, if any, will not materially change over the next 12 months.
The Company and its TRSs are subject to taxation in U.S. federal and multiple state and local tax jurisdictions. Federal tax returns for 2022 and forward are subject to examination. In addition, tax years 2021 and forward remain open in certain state jurisdictions.
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
Small Business Lending
The Company acquires, originates and services loans guaranteed by the SBA under the SBA Section 7(a) Program and originates and services government guaranteed loans focused on the USDA as well as originate and service small business loans. This segment also reflects the impact of SBA securitization activities.
Results of business segments and all other. The tables below present operating and reportable business segments, along with remaining unallocated amounts primarily including interest expense relating to senior secured notes, allocated employee compensation from the Manager, management and incentive fees paid to the Manager and other general corporate overhead expenses. Unallocated assets were $551.9 million, $368.3 million and $308.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

	Year Ended December 31, 2025
(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
Interest income	$447,810	$121,356	$569,166
Interest expense	(434,743)	(79,382)	(514,125)
Net interest income before provision for loan losses	$13,067	$41,974	$55,041
Recovery of (provision for) loan losses	(61,725)	(25,313)	(87,038)
Net interest income after recovery of (provision for) loan losses	$(48,658)	$16,661	$(31,997)
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	(191,583)	49,471	(142,112)
Net unrealized gain (loss) on financial instruments	(11,250)	(834)	(12,084)
Valuation (allowance) recovery, loans held for sale	15,443	—	15,443
Servicing income, net	6,369	12,334	18,703
Income (loss) on unconsolidated joint ventures	4,508	54	4,562
Other income	25,807	23,264	49,071
Total non-interest income (loss)	$(150,706)	$84,289	$(66,417)
Non-interest expense
Employee compensation and benefits	(24,577)	(58,232)	(82,809)
Allocated employee compensation and benefits from related party	(1,483)	—	(1,483)
Professional fees	(9,075)	(12,437)	(21,512)
Loan servicing expense	(37,715)	(3,543)	(41,258)
Impairment on real estate	(23,503)	—	(23,503)
Other operating expenses	(41,710)	(40,071)	(81,781)
Total non-interest expense	$(138,063)	$(114,283)	$(252,346)
Income (loss) before unallocated expenses and provision for income taxes	$(337,427)	$(13,333)	$(350,760)
Unallocated corporate income (expenses)
Gain on bargain purchase			109,549
Employee compensation and benefits			(20,023)
Professional fees			(9,325)
Management fees – related party			(20,348)
Transaction related expenses			(6,050)
Other operating expenses - net			(5,599)
Total unallocated corporate income			$48,204
Loss before provision for income taxes			$(302,556)
Total assets	$5,937,031	$1,280,903	$7,217,934

	Year Ended December 31, 2024
(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
Interest income	$766,354	$130,621	$896,975
Interest expense	(598,846)	(97,609)	(696,455)
Net interest income before provision for loan losses	$167,508	$33,012	$200,520
Provision for loan losses	(283,800)	(8,959)	(292,759)
Net interest income after provision for loan losses	$(116,292)	$24,053	$(92,239)
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	(132,746)	78,746	(54,000)
Net unrealized gain (loss) on financial instruments	(20,588)	5,597	(14,991)
Valuation allowance, loans held for sale	(124,878)	—	(124,878)
Servicing income, net	5,759	10,797	16,556
Income on unconsolidated joint ventures	10,876	10	10,886
Other income	22,605	23,424	46,029
Total non-interest income (loss)	$(238,972)	$118,574	$(120,398)
Non-interest expense
Employee compensation and benefits	(25,821)	(46,036)	(71,857)
Allocated employee compensation and benefits from related party	(1,139)	—	(1,139)
Professional fees	(4,963)	(12,681)	(17,644)
Loan servicing expense	(44,667)	(1,989)	(46,656)
Impairment on real estate	(56,428)	(75)	(56,503)
Other operating expenses	(15,212)	(36,108)	(51,320)
Total non-interest expense	$(148,230)	$(96,889)	$(245,119)
Income (loss) before unallocated expenses and provision for income taxes	$(503,494)	$45,738	$(457,756)
Unallocated corporate income (expenses)
Gain on bargain purchase			13,859
Employee compensation and benefits			(20,913)
Professional fees			(9,243)
Management fees – related party			(24,862)
Transaction related expenses			(10,118)
Other operating expenses - net			(7,478)
Total unallocated corporate expenses			$(58,755)
Loss before provision for income taxes			$(516,511)
Total assets	$8,058,707	$1,427,281	$9,485,988

	Year Ended December 31, 2023
(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
Interest income	$847,253	$98,561	$945,814
Interest expense	(650,624)	(65,844)	(716,468)
Net interest income before provision for loan losses	$196,629	$32,717	$229,346
Provision for loan losses	(1,413)	(5,817)	(7,230)
Net interest income after provision for loan losses	$195,216	$26,900	$222,116
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	34,072	30,936	65,008
Net unrealized gain (loss) on financial instruments	8,427	1,291	9,718
Servicing income, net	5,819	15,342	21,161
Loss on unconsolidated joint ventures	(905)	—	(905)
Other income	38,552	64,499	103,051
Total non-interest income	$85,965	$112,068	$198,033
Non-interest expense
Employee compensation and benefits	(33,012)	(40,289)	(73,301)
Allocated employee compensation and benefits from related party	(882)	—	(882)
Professional fees	(5,369)	(19,535)	(24,904)
Loan servicing expense	(40,070)	(741)	(40,811)
Impairment on real estate	(8,638)	—	(8,638)
Other operating expenses	(15,805)	(27,763)	(43,568)
Total non-interest expense	$(103,776)	$(88,328)	$(192,104)
Income before unallocated expenses and provision for income taxes	$177,405	$50,640	$228,045
Unallocated corporate income (expenses)
Gain on bargain purchase			207,972
Employee compensation and benefits			(18,184)
Professional fees			(9,834)
Management fees – related party			(25,103)
Incentive fees – related party			(1,791)
Transaction related expenses			(17,764)
Other operating expenses - net			(4,922)
Total unallocated corporate income			$130,374
Income before provision for income taxes			$358,419
Total assets	$10,282,531	$1,395,687	$11,678,218
Note 27. Subsequent Events
The Company completed the sale of 27 loans totaling $597.3 million across 2 transactions for expected net proceeds of
$130.7 million after financing payments.
In February of 2026, we repaid in full our 5.75% Senior Notes due 2026 upon the maturity of such notes.

Ready Capital Corporation
Schedule IV – Mortgage Loans on Real Estate
The table below presents the Company’s mortgage loans on real estate, categorized by product type.

($ in thousands)		December 31, 2025
Product Type	Property Type	Loan Count	Interest Rate			Maturity Date			Prior Liens	Payment Terms	Carrying Value	UPB	UPB of loans subject to delinquent principal or interest
First Mortgages individually <3%
Bridge	Industrial, Lodging, Mixed Use, Multi-Family, Office, Retail	156	—	-	12.8%	2021	-	2029	N/A	N/A	3,440,902	3,592,010	824,320
Fixed Rate	Industrial, Lodging, Mixed Use, Multi-Family, Office, Retail, Storage	137	3.4	-	8.7%	2026	-	2034	N/A	N/A	706,511	712,058	30,880
Construction	Industrial, Land, Lodging, Multi-Family, Residential, Retail	43	3.0	-	13.6%	2021	-	2028	N/A	N/A	330,920	433,341	32,565
Freddie Mac	Multi-Family	10	4.7	-	6.3%	2029	-	2036	N/A	N/A	20,500	20,181	3,756
SBA - 7(a)	SBA	2,194	1.0	-	10.5%	2024	-	2051	N/A	N/A	932,111	967,426	77,325
Other	Health Care, Hotel, Industrial, Land, Lodging, Mixed Use, Multi-Family, Office, Residential, Retail	743	2.0	-	11.5%	2025	-	2056	N/A	N/A	252,099	256,358	9,002
Total First Mortgages		3,283									$5,683,043	$5,981,374	$977,848
Subordinated Mortgages individually <3%
Construction	Hotel, Land, Multi-Family	6	7.0	-	13.9%	2023	-	2028	N/A	N/A	57,122	75,744	29,427
SBA - 7(a)	SBA	5,475	0.0	-	14.0%	2014	-	2051	N/A	N/A	163,962	185,717	24,692
Other	Mixed Use	167	1.0	-	29.0%	2021	-	2030	N/A	N/A	1,177	26,649	25,784
Total Subordinated Mortgages (1)		5,648									$222,261	$288,110	$79,903
Total Loans, net and Loans, held for sale		8,931									$5,905,304	$6,269,484	$1,057,751
(1) Total subordinated mortgages includes unsecured loans.

The table below presents activity for mortgage loans on real estate, including loans in consolidated VIEs.

(in thousands)	Loans, net	Loans, held for sale	Total Loan Receivables
Balance as of December 31, 2022	9,883,497	123,735	10,007,232
Origination of loan receivables	1,005,137	561,997	1,567,134
Payments in kind	42,148	—	42,148
Proceeds from disposition and principal payment of loan receivables	(1,779,990)	(579,309)	(2,359,299)
Loans acquired as part of merger transactions	764,367	—	764,367
Loan receivables from issuance of securitized debt obligation	689,079	—	689,079
Net realized gain (loss) on sale of loan receivables	(9,661)	34,991	25,330
Net unrealized gain (loss) on loan receivables	(437)	8,846	8,409
Accretion/amortization of discount, premium and other fees	34,245	—	34,245
Foreign currency gain (loss), net	2,645	—	2,645
Transfers	68,661	(68,661)	—
Transfers to real estate owned, held for sale	(56,900)	—	(56,900)
Provision for loan losses	(11,306)	—	(11,306)
Balance as of December 31, 2023	10,631,485	81,599	10,713,084
Origination of loan receivables	826,095	1,052,926	1,879,021
Payments in kind	73,518	4,055	77,573
Non-cash participations	39,855	—	39,855
Proceeds from disposition and principal payment of loan receivables	(2,254,757)	(1,378,961)	(3,633,718)
Loans acquired as part of merger transactions	8,167	—	8,167
Net realized gain (loss) on sale of loan receivables	(9,166)	(145,622)	(154,788)
Net unrealized gain (loss) on loan receivables	3,631	(3,265)	366
Gain on sale of agency loans	(20,507)	85,518	65,011
Accretion/amortization of discount, premium and other fees	23,360	—	23,360
Foreign currency gain (loss), net	(4,086)	—	(4,086)
Transfers	(715,843)	715,843	—
Transfers to real estate, held for sale	(41,401)	(45,589)	(86,990)
Provision for loan losses	(252,141)	—	(252,141)
Valuation allowance	—	(124,878)	(124,878)
Balance as of December 31, 2024	8,308,210	241,626	8,549,836
Origination of loan receivables	592,564	769,422	1,361,986
Payments in kind	9,354	343	9,697
Non-cash participations	8,262	—	8,262
Proceeds from disposition and principal payment of loan receivables	(2,124,329)	(1,405,020)	(3,529,349)
Loans acquired as part of merger transactions	169,305	—	169,305
Net realized gain (loss) on sale of loan receivables	(30,056)	(195,928)	(225,984)
Net unrealized gain (loss) on loan receivables	1,451	10	1,461
Gain on sale of agency loans	(18,163)	69,373	51,210
Accretion/amortization of discount, premium and other fees	40,347	(108)	40,239
Foreign currency gain (loss), net	4,744	—	4,744
Transfers	(1,226,442)	1,226,442	—
Transfers to real estate, held for sale	(523,042)	(17,494)	(540,536)
Provision for loan losses	(17,828)	—	(17,828)
Valuation recovery	—	22,261	22,261
Balance as of December 31, 2025	5,194,377	710,927	5,905,304
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of
December 31, 2025. In making this assessment, the Company’s management used criteria set forth by the 2013
Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
Based on its assessment, the Company’s management believes that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.
Changes in Internal Control over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule
13a-15(f) during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Our company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of our company’s internal control over financial reporting. Management’s Report on Internal
Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part
II, Item 8 of this Form 10-K.
Item 9B. Other Information
Appointment of Chief Credit Officer and Director of Operations
On February 26, 2026 the Company appointed Dominick Scali as Chief Credit Officer of the Company and President of
ReadyCap Commercial, LLC, the Company’s commercial real estate lending business, effectively immediately.
Mr. Scali, age 45, has been a Managing Director and Co-Head of Bridge Lending with the Company since 2015. Prior to that, he was head of credit and underwriting for Doral Bank’s national bridge lending platform and held positions in credit and originations at Anglo Irish bank. He began his career at Citigroup working within Citibank’s affordable housing department. Mr. Scali holds a B.A. from Columbia University.

Additionally, the Company elevated David Cohen to the position of Co-President of ReadyCap Commercial, LLC. Mr.
Cohen previously served as Chief Production Officer and Co-Head of Bridge Lending for the Company. Prior to joining
Ready Capital, Mr. Cohen held positions as a Managing Director and National Production Manager (Head of
Originations) at Doral Property Finance, a Regional Director at GE Real Estate, a Managing Director at CIBC World
Markets Commercial Real Estate Finance Group, a First Vice President at Paine Webber Real Estate Securities, and as a
Managing Director at Furman Selz LLC. Mr. Cohen began his career as an attorney at the national law firm of Kelley
Drye & Warren. Mr. Cohen earned a B.A. from SUNY-Albany, and his graduate degrees with an M.B.A. from Syracuse
University School of Management and a J.D. from Syracuse University College of Law.
Separately, on February 26, 2026 Gary Taylor stepped down as Chief Operating Officer of the Company. He will continue to serve as the Chief Executive Officer of ReadyCap Lending, LLC, one of the Company’s subsidiaries and one of the nation’s largest lenders under the U.S. Small Business Administration 7(a) program. Operational responsibilities have transitioned to other members of management, including Matt Cohen who has been promoted to Head of
Operations and Chief Technology Officer. Mr. Cohen has been employed by Waterfall since 2010, and served in a variety of roles within that organization, most recently as a Managing Director, a role he has held since 2021.
On February 26, 2026, Adam Zausmer and the Company agreed to mutually separate and, in conjunction, Mr. Zausmer resigned as Chief Credit Officer of the Company effective immediately. Post separation, the Company expects to enter into a consulting agreement with Mr. Zausmer, subject to agreement of final terms and conditions.
Awards
On March 2, 2026, the Compensation Committee (the “Compensation Committee”) of the Company’s Board of
Directors approved retention awards (“Retention Awards”) comprised of performance-based restricted stock units
(“PSUs”), restricted stock awards (“Retention RSAs”) and cash (“Cash Awards”). The Retention Awards were approved to support continuity in the Company’s leadership and to enable the Company’s success, and were awarded to a limited group of key management personnel, including Messrs. Ahlborn and Scali.
Performance-Based Restricted Stock Units
The PSUs were designed based on total stockholder return, and will vest if the Company’s common stock equals or exceeds certain milestones during the performance period commencing on March 1, 2026 and ending December 31,
2028. The PSUs may vest in up to ten, approximately equal parts, provided that the 30-day volume weighted average price of the Company’s common stock equals or exceeds ten, approximately equally spaced milestones between specified points (the “Share Price Hurdles”), and further conditioned upon the covered employee’s continued
employment (with certain exceptions) with the Company or Waterfall, as applicable. Messrs. Ahlborn and Scali were awarded 1,800,000 and 1,050,000 PSUs, respectively.
Restricted Stock Awards
The Retention RSAs will vest, in full, on December 31, 2028, conditioned upon the covered employee’s continued
employment with the Company or Waterfall, as applicable, on such date. Messrs. Ahlborn and Scali were awarded
600,000 and 350,000 Retention RSAs, respectively.
Hedging Arrangements
To protect the Company from share price volatility and the market price risk of acquiring shares of common stock on the open market to offset the vesting of the PSUs and Retention RSAs, the Company expects to enter into certain hedging arrangements relating to the delivery of shares of common stock upon vesting of certain of such PSUs and Retention
RSAs. The Company’s entry into these hedging arrangements and the risk that such hedging arrangements may not have the desired impact may expose the Company to additional risks, including the failure of the counterparty to perform under the contracts. No assurances can be given that the Company will enter into any such hedging arrangements on expected terms or at all.
Cash Awards

The Cash Awards will be payable in two parts, within 30 days of December 31, 2026, and December 31, 2027, respectively, provided that the covered employee (1) remains employed by the Company or Waterfall, as applicable, and in good standing on such date, and (2) has continued to diligently provide their services prior to such date. Messrs.
Ahlborn and Scali were awarded $1,500,000 and $750,000 Cash Awards, respectively, payable within 30 days of
December 31, 2026, and $1,500,000 and $750,000 Cash Awards, respectively, payable within 30 days of December 31,
2027.
Retention Award Terms
The PSUs and Retention RSAs were issued under and pursuant to the terms of the Company’s 2023 Equity Incentive
Plan (the “2023 EIP”).  The PSUs (i) will be settled in shares of Company common stock if the stockholders of the
Company approve at the 2026 annual meeting of stockholders (“2026 Annual Meeting”) an amendment to the 2023 EIP to increase the pool of shares available for grant thereunder (the “2023 EIP Amendment”), or (ii) if the 2023 EIP
Amendment is not approved by the Company’s stockholders at the 2026 Annual Meeting, then the PSUs will be settled in cash based upon the value per share of common stock on the applicable vesting date.
In addition, if the covered employee is terminated without cause, and signs and does not revoke a general release of claims (a “Release”), the covered employee will receive his or her unpaid Cash Award(s) and the Retention RSAs will become fully-vested as of the date of such employee’s termination. Any PSUs that are outstanding as of the date of such termination will be forfeited.
In the event of a Change in Control (as defined in the 2023 EIP), the PSUs will be eligible to vest based on achievement of the Share Price Hurdles measured as of the date of the Change in Control, subject to the employee’s continued
employment with the Company or Waterfall, as applicable, on the date of the Change in Control.
In addition, the Retention Awards granted to the individuals that are employed by Waterfall are subject to additional terms in the event that our management agreement with Waterfall is terminated. In the event that the management agreement is terminated for cause, and the covered employee is not hired by the Company, all unearned Retention
Awards will be forfeited.  In the event that the management agreement is terminated, and the covered employee is hired by Ready Capital, all unearned Retention Awards will be assumed by the Company. In the event that the management agreement is terminated other than for cause, and the covered employee is not extended an offer of employment by the
Company that is substantially equivalent to their employment with Waterfall, any unpaid Cash Awards shall become due and payable, any unvested Retention RSAs will vest, and the PSUs will be either continue or be replaced by a cash-based equivalent award. In the event that the management agreement is terminated other than for cause, and the covered employee is extended an offer of employment by the Company that is substantially equivalent to their employment with
Waterfall, but the employee does not accept such offer, all unearned Retention Awards will be forfeited.
Rule 10b5-1 Trading Arrangements
None of our officers and directors entered into, modified or terminated any “Rule 10b5-1 trading arrangements” or “non-
Rule 10b5-1 trading arrangements” (each as defined in Item 408(c) of Regulation S-K) during the quarter ended
December 31, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding our executive officers required by Item 401 of Regulation S-K is located under Part I, Item 1 within the caption "Information about our Executive Officers" of this Form 10-K.

The information regarding our directors and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our 2026 annual meeting of stockholders
(the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2025.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31,
2025.
The information regarding our Code of Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.
The information regarding certain matters pertaining to our corporate governance required by Items 407(c)(3), (d)(4) and
(d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.
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
The information regarding executive compensation and other compensation related matters required by Items 402 and
407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the
SEC within 120 days after December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The tables on our equity compensation plan information and beneficial ownership required by Items 201(d) and 403 of
Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy
Statement to be filed with the SEC within 120 days after December 31, 2025.
Item 14. Principal Accountant Fees and Services
The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the U.S.
Securities and Exchange Commission within 120 days after December 31, 2025.
PART IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of the report
The following documents are filed as part of this Form 10-K:
(1)Financial Statements:

Our consolidated financial statements, together with the independent registered public accounting firm's report thereon, are set forth on pages 98 through 168 of this Form 10-K and are incorporated herein by reference. See Item 8, "Financial
Statements and Supplementary Data," filed herewith, for a list of financial statements.
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
Amended and Restated Contingent Equity Rights Agreement, dated as of March 21, 2023, by and among Ready Capital Corporation, Sutherland Partners, L.P., and Computershare Inc. and its affiliate
Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant's
Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

10.11	*
Assignment and Assumption Agreement, dated May 31, 2023, between RCC Merger Sub, LLC and
Broadmark Realty Capital Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly
Report on Form 10-Q for the quarter ended June 30, 2023).

10.12	*	Ready Capital Corporation 2023 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registrant’s registration statement on Form S-8 filed with the SEC on September 8, 2023).

10.13	*
Form of Restricted Stock Unit Award Agreement under the Ready Capital Corporation 2023 Equity
Incentive Plan (incorporated by reference to Exhibit 10.13 of the Registrant's Annual Report on Form
10-K filed March 3, 2025).

10.14	*
Form of Restricted Stock Award Agreement under the Ready Capital Corporation 2023 Equity
Incentive Plan (incorporated by reference to Exhibit 10.14 of the Registrant's Annual Report on Form
10-K filed March 3, 2025).

10.15	*
Form of Performance-Based Restricted Stock Unit Award Agreement under the Ready Capital
Corporation 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 of the Registrant's
Annual Report on Form 10-K filed March 3, 2025).

10.16	*
Form of Director Restricted Stock Unit Award Agreement under the Ready Capital Corporation 2023
Equity Incentive Plan (incorporated by reference to Exhibit 10.16 of the Registrant's Annual Report on
Form 10-K filed March 3, 2025).

10.17	*
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
Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
READY CAPITAL CORPORATION

Date: March 2, 2026	By:	/s/ Thomas E. Capasse
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

Date: March 2, 2026	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board, Chief Executive
Officer and Chief Investment Officer
(Principal Executive Officer)

Date: March 2, 2026	By:	/s/ Jack J. Ross
Jack J. Ross
President and Director

Date: March 2, 2026	By:	/s/ Andrew Ahlborn
Andrew Ahlborn
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: March 2, 2026	By:	/s/ Todd M. Sinai
Todd M. Sinai
Director

Date: March 2, 2026	By:	/s/ J. Mitchell Reese
J. Mitchell Reese
Director

Date: March 2, 2026	By:	/s/ Gilbert Nathan
Gilbert Nathan
Director

Date: March 2, 2026	By:	/s/ Dominique Mielle
Dominique Mielle
Director

Date: March 2, 2026	By:	/s/ Meredith Marshall
Meredith Marshall
Director