Form 10-K/A
period 2025-12-31
Ready Capital Corp
filed 2026-04-30
CIK 1527590

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
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The registrant has 165,219,071 shares of common stock, par value $0.0001 per share, outstanding as of April 27, 2026.

Auditor Name	Auditor Location	Auditor Firm ID
Deloitte & Touche LLP	New York, New York	34

Explanatory Note
Ready Capital Corporation, referred to in this report as “Ready Capital,” “the Company,” “we,” “us,” and “our,” is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended
December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2026 (the
“Original Report”), for the sole purpose of including the information required by Part III, Items 10 through 14, of Form
10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form
10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to provide information required in Part III of Form 10-K for the fiscal year ended December 31, 2025, because the
Company does not intend to file a definitive proxy statement containing such information within 120 days of December
31, 2025.
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
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
Our current board of directors is comprised of seven members. Our bylaws (“Bylaws”) provide that a majority of the entire board of directors may at any time increase or decrease the number of directors. However, the number of directors may never be less than the minimum number required by the Maryland General Corporation Law (“MGCL”)
nor more than 15, unless our Bylaws are amended. In accordance with our charter and our Bylaws, directors are elected annually, and each director holds office until the next annual meeting of stockholders and until his or her successor has been duly elected and qualifies, or until the earlier of the director’s resignation, death or removal. Our board of directors is responsible for overseeing our affairs. Our board of directors may conduct its business through meetings and actions taken by written consent in lieu of meetings. Our board of directors has adopted Corporate Governance Guidelines that address significant issues of corporate governance and set forth procedures by which our board of directors carries out its responsibilities (the “Guidelines”) and the Guidelines encourage and promote the attendance by each director at all scheduled meetings of our board of directors and all meetings of our stockholders.
The Nominating and Corporate Governance Committee of our board of directors (the “Nominating and
Corporate Governance Committee”) and the board of directors evaluates a number of criteria, qualifications and attributes when selecting a candidate to serve as a director. These include a candidate’s relevant experience, skill, diversity (including diversity in gender, race, ethnicity, and age, as well as fields of expertise, industry experience, and geographic location), integrity and independence. We seek to have a board of directors representing diverse backgrounds and varied work and life experiences that provide a range of insights into the financial, governance or legal matters that are relevant to our business and to our status as a publicly owned company. We believe that, as a group, our directors bring a diverse range of perspectives that contribute to the effectiveness of our board of directors as a whole and the oversight that our board of directors provides to our management team. There is no familial relationship among any of the members of our board of directors or executive officers.
Set forth below is information regarding each of our directors, including the experience, qualifications, attributes and skills that our board of directors believes makes each of them well qualified to serve as directors of the
Company.

Thomas E. Capasse
Mr. Capasse, age 69, has served as the Chairman of our board of directors and our Chief Executive Officer since October 2016. Mr. Capasse also serves as our Chief Investment Officer since November 2022 and is a Manager and co-founder of Waterfall Asset Management, LLC (our “Manager”). Prior to founding Waterfall, Mr. Capasse managed the principal finance groups at Greenwich Capital from 1995 until 1997, Nomura Securities from 1997 until
2001, and Macquarie Securities from 2001 until 2004. Mr. Capasse has significant and long-standing experience in the securitization market as a founding member of Merrill Lynch’s ABS Group (1983–1994) with a focus on mortgage backed securities (“MBS”) transactions (including the initial Subprime Mortgage and Manufactured Housing ABS) and experience in many other ABS sectors. Mr. Capasse began his career as a fixed income analyst at Dean Witter and Bank of Boston. Mr. Capasse received a Bachelor of Arts degree in Economics from Bowdoin College in 1979.
Jack J. Ross
Mr. Ross, age 68, has served as our President and as a member of our board of directors since October 2016.
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
Meredith Marshall
Mr. Marshall, age 60, is one of our independent directors and has served as a member of our board of directors since December 2022. Mr. Marshall is the co-founder and Managing Partner of BRP Companies (“BRP”), a vertically integrated owner, operator, developer and manager of transit-oriented, mixed-use, multifamily properties in the New
York Tri-State area. Mr. Marshall is responsible for executing BRP’s investment strategy, including deal origination, acquisition, finance and development. Prior to co-founding BRP, Mr. Marshall was a Managing Director at Musa Capital
Advisors (“Musa Capital”), an emerging markets private equity and financial advisory firm based in New York City that managed a separate account for Kingdom Holding Africa, HRH’s Prince Alwaleed Bin Talal’s investment vehicle for
Sub-Saharan Africa. At Musa Capital, Mr. Marshall was instrumental in executing cross-border transactions, including the $37 million development of a mixed-use office complex and mall in Harare, Zimbabwe. Mr. Marshall also led successful investments in the telecommunications and financial services sectors. Prior to Musa Capital, Mr. Marshall was a senior associate at Wasserstein Perella & Co. (“Wasserstein”), an investment banking firm based in New York
City. While at Wasserstein, Mr. Marshall was an integral member of the firm’s telecommunications and media, mergers and acquisitions practice, where he assisted in transactions exceeding $15 billion. Mr. Marshall is a founding member of the Council of Urban Professionals and a member of the Executive Board of the New York State Affordable Housing
Association. Mr. Marshall also proudly serves on the Real Estate Board of New York Board of Governors, Enterprise
NYC Advisory Board and Citizens Housing and Planning Council Board. Mr. Marshall holds a Bachelor of Science degree in Electrical Engineering from Boston University and a Master of Business Administration degree in Finance and
International Business from Columbia Business School.
Dominique Mielle
Ms. Mielle, age 57, is one of our independent directors and has served on our board of directors since March
2021, following the completion of our merger transaction with Anworth Mortgage Asset Corporation (“Anworth”), Ms.
Mielle served on the board of directors of Anworth prior to the merger transaction. Ms. Mielle also serves on the boards of Studio City International Holdings Limited, which operates an entertainment resort, and Tiptree Inc., which provides specialty insurance and investment management services. Ms. Mielle was a Partner at Canyon Capital Advisors, LLC
(“Canyon”) from August 1998 to December 2017, where she focused on the transportation, technology, retail and consumer products sectors, specialized in corporate and municipal bond securitizations, and was responsible for all aspects of Canyon’s collateralized loan obligations business. Prior to joining Canyon, in 1996, Ms. Mielle worked at

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
Gilbert Nathan
Mr. Nathan, age 46, is one of our independent directors and has served on our board of directors since March
2019, following the completion of our merger transaction with Owens Realty Mortgage, Inc. (“ORM”) and served on the board of directors of ORM from August 2018 through the completion of the merger transaction. He has served as the
Managing Member and a Director of Jackson Square Advisors LLC, a financial advisory and services firm, since
September 2015. He has served as a Director for Alto Ingredients, Inc (Nasdaq: ALTO) since November 2019 and
Magnachip Semiconductor Corporation (NYSE: MX) since May 2023. Mr. Nathan is currently the Plan Administrator for Mission Coal Wind Down Co. LLC and Plan Administrator for Mahwah Bergen Retail Group. From December 2012
to May 2025 Mr. Nathan served as the Chief Executive Officer of Cloud Peak Energy.  From June 2018 to December
2021, Mr. Nathan served as a board member of Hercules Offshore Liquidating Trust for Hercules Offshore, Inc. He also served as the liquidating trustee of BPZ Liquidating Trust for BPZ Resources, Inc. from November 2015 to May 2017.
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
J. Mitchell Reese
Mr. Reese, age 66, is one of our independent directors and has served as a member of our board of directors since October 2016 and our Lead Independent Director since April 2025. From November 2013 to October 2016 Mr.
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
Todd M. Sinai

Dr. Sinai, age 56, is one of our independent directors and has served as a member of our board of directors since
October 2016. From November 2013 to October 2016 Dr. Sinai served as a member of the board of directors of
Sutherland Asset Management Corporation which merged with our Company in October 2016 whereupon Dr. Sinai became a member of our board of directors. Dr. Sinai is the David B. Ford Professor, Professor of Real Estate, and
Professor of Business Economics and Public Policy at The University of Pennsylvania – The Wharton School, where he has been a member of the faculty since 1997 and served as the Chairperson of the Real Estate Department from 2019 to
2025. Dr. Sinai has particular expertise in commercial real estate and real estate investment trusts, real estate and public economics, risk and pricing in real estate markets, taxation of real estate and capital gains. Dr. Sinai received a Ph.D. in
Economics from the Massachusetts Institute of Technology and a Bachelor of Arts degree in Economics and
Mathematics from Yale University.
Executive Officers
We are externally managed and advised by our Manager, and our Manager accordingly provides or obtains, on our behalf, the personnel, and services necessary for us to conduct our business. Pursuant to the terms of our

Management Agreement, our Manager and its affiliates provide us certain members of our management team, including our Chief Executive Officer and Chief Investment Officer, our President and our Chief Financial Officer, along with certain support personnel. The biographies of our Chief Financial Officer and Chief Credit Officer can be found below, each as of the date of this Amendment. For the biography of Mr. Capasse and Mr. Ross, our Chief Executive Officer and
Chief Investment Officer and our President, respectively, please see “Board of Directors” above.
The following sets forth certain information with respect to our executive officers:

Name	Age	Position Held
Thomas E. Capasse	69	Chairman of the Company Board of Directors, Chief Executive Officer and Chief Investment Officer
Jack J. Ross	68	President and Director
Andrew Ahlborn	42	Chief Financial Officer
Dominick Scali	45	Chief Credit Officer
Andrew Ahlborn
Mr. Ahlborn, age 42, has served as our Chief Financial Officer since March 2019. Mr. Ahlborn joined our
Manager in 2010 and served as Controller of Ready Capital from 2015 to 2019. Having focused on Ready Capital since its formation in 2011, Mr. Ahlborn has served a vital role in many significant corporate transactions since our inception.
Prior to joining our Manager he worked in Ernst & Young, LLP’s Financial Services Office. Mr. Ahlborn received a
Bachelor of Science degree in Accounting from Fordham University’s Gabelli School of Business and a Master of
Business Administration degree from Columbia Business School. He is a licensed Certified Public Accountant in New
York.
Dominick D. Scali
Mr. Scali, age 45, has served as our Chief Credit Officer since February 2026. Prior to joining Ready Capital,
Mr. Scali was head of credit and underwriting for Doral Bank's national bridge lending platform. Prior to Doral Bank, he held positions in credit and originations at Anglo Irish bank. Mr. Scali began his career at Citigroup working within
Citibank's affordable housing department. Mr. Scali received a Bachelor of Science degree from Columbia University in the City of New York.
Composition, Meetings and Committees of the Board of Directors
Our board of directors is responsible for overseeing our affairs. Our board of directors may conduct its business through meetings and actions taken by written consent in lieu of meetings. Our board of directors has adopted Corporate
Governance Guidelines that address significant issues of corporate governance and set forth procedures by which our board of directors carries out its responsibilities and the Guidelines encourage and promote the attendance by each director at all scheduled meetings of our board of directors and all meetings of our stockholders.
Committees of our Board of Directors
Our board of directors has three standing committees: the Audit Committee, the Compensation Committee, and
the Nominating and Corporate Governance Committee. Each of these committees has a written charter approved by our board of directors. A copy of each charter can be found on our website at ir.readycapital.com.
Audit Committee. Ms. Mielle (Chair) and Messrs. Nathan and Reese are the current members of the Audit Committee.
Our board of directors has determined that all of the members of the Audit Committee are independent, as required by the NYSE listing standards for Audit Committee members, the Guidelines, and the independence standards adopted by our board of directors, as permitted by the Guidelines (the “Independence Standards”), and meet the requirements of the
SEC rules governing the qualifications of Audit Committee members and the written charter of the Audit Committee.
Our board of directors has also determined, based on its qualitative assessment of their relevant levels of knowledge and business experience, (see “Board of Directors” for a description of Ms. Mielle's and Messrs. Nathan’s and Reese’s respective backgrounds and experience), that Ms. Mielle and Messrs. Nathan and Reese each are “financially literate” as required by the NYSE listing standards. In addition, our board of directors has determined that Ms. Mielle and Messrs.

Nathan and Reese each qualify as an “Audit Committee financial expert” for purposes of, and as defined by, the SEC rules and has the requisite accounting or related financial management expertise required by NYSE listing standards. The
Audit Committee, among other things, acts on behalf of our board of directors to discharge our board of directors’
responsibilities relating to our corporate accounting and reporting practices, the quality and integrity of our consolidated financial statements, our compliance with applicable legal and regulatory requirements, the performance, qualifications and independence of our external auditors, the staffing, performance, budget, responsibilities and qualifications of our internal audit function and reviewing its policies with respect to risk assessment and risk management. The Audit
Committee is also responsible for reviewing with management and external auditors our interim and audited financial statements, as well as approving the filing of our interim and annual financial statements, meeting with officers responsible for certifying our annual report on Form 10-K or any quarterly report on Form 10-Q prior to any such certification and reviewing with such officers disclosures related to any significant deficiencies in the design or operation of internal controls. The Audit Committee is charged with periodically discussing with our external auditors such auditors’ judgments about the quality, not just the acceptability, of our accounting principles as applied in our consolidated financial statements. The Audit Committee held four meetings in 2025. The specific responsibilities of the
Audit Committee are set forth in its written charter.
Compensation Committee. Messrs. Sinai (Chair) and Marshall and Ms. Mielle are the current members of the
Compensation Committee. Our board of directors has determined that all members of the Compensation Committee are independent as required by NYSE listing standards for Compensation Committee members, the Guidelines, the
Independence Standards, and the written charter of the Compensation Committee. The Compensation Committee is
responsible for, among other things, evaluating the performance of our Manager, reviewing the compensation and fees payable to our Manager under the Amended and Restated Management Agreement between us, Sutherland Partners, L.P.
(the “Operating Partnership”) and our Manager dated as of May 9, 2016, as amended by the First Amendment to the
Amended and Restated Management Agreement dated as of December 6, 2020 (the “Management Agreement”), preparing Compensation Committee reports, overseeing and administering our 2013 equity incentive plan (the “Prior
Plan”) and our 2023 equity incentive plan (the “2023 Plan” and together with the Prior Plan, the “Equity Incentive
Plans”) and determining the level of equity based compensation, in consultation with our executive officers, payable to the personnel of our Manager pursuant to such plans. Because the Management Agreement provides that our Manager is responsible for managing our affairs, our officers, who are employees of our Manager, do not receive cash compensation from us for serving as our officers, except that we pay the allocable share of the compensation of certain of the
Manager's employees, including our Chief Financial Officer, former Chief Operating Officer and former Chief Credit
Officer, based on the percentage of their time spent managing our affairs. To the extent that we become responsible for paying the compensation or any other employee benefits of our Chief Executive Officer, the Compensation Committee
will review and approve corporate goals and objectives relevant to the compensation of our Chief Executive Officer, evaluate the performance of our Chief Executive Officer in light of those goals and objectives, and determine our Chief
Executive Officer’s compensation level based on this evaluation. In addition, the Compensation Committee also reviews our compensation arrangements applicable to those executive officers for whom we are responsible for paying the compensation to determine whether they encourage excessive risk-taking, to review and discuss the relationship between risk management policies and practices and compensation, and to evaluate such compensation policies and practices that could mitigate any such risk.
The Compensation Committee engaged Farient Advisors, L.L.C. (“Farient”) to serve as its compensation consultant. Farient reviewed and evaluated our officer and director compensation levels and program for 2025, including conducting a competitive market review and peer group benchmarking analysis, and making officer and director compensation recommendations thereon. Farient received instructions from, and reported to, the Compensation
Committee on an independent basis. The Compensation Committee evaluated whether any services proposed to be performed by Farient raised any conflict of interest and determined that it did not. Farient’s consulting services to the
Compensation Committee regarding officer and director compensation are discussed further below. See “Executive
Compensation—Compensation Discussion and Analysis.” Other than as described herein, Farient did not provide other services to us or any of our affiliates during 2025.
Under the Management Agreement, we will reimburse our Manager for operating expenses related to us incurred by our Manager, including legal, accounting due diligence and other services. In addition, we may be required to pay our pro rata portion of rent, telephone, utilities, office furniture, machinery, and other office, internal and overhead expenses of our Manager and its affiliates required for our operations. The Compensation Committee is responsible for reviewing the information provided by our Manager to support the determination of our share of such costs. The Compensation Committee may, in its discretion, delegate all or a portion of its duties and responsibilities to a subcommittee. The Compensation Committee held six meetings in 2025. The specific responsibilities of the
Compensation Committee are set forth in its written charter.
Nominating and Corporate Governance Committee. Messrs. Reese (Chair), Sinai and Nathan and Marshall are the
current members of the Nominating and Corporate Governance Committee. Our board of directors has determined that all members of the Nominating and Corporate Governance Committee are independent as required by NYSE listing standards, the Guidelines, the Independence Standards and the written charter of the Nominating and Corporate
Governance Committee. The Nominating and Corporate Governance Committee is responsible for, among other things, reviewing periodically and making recommendations to our board of directors on the range of qualifications that should be represented on our board of directors and eligibility criteria for individual board membership, as well as seeking, considering and recommending to our board of directors qualified candidates for election as directors, and approving and recommending to the full board of directors the appointment of each of our directors. The Nominating and Corporate
Governance Committee reviews and makes recommendations on matters involving the general operation of our board of directors and our corporate governance and recommends to our board of directors nominees for each committee of our board of directors, as needed. In addition, the committee annually facilitates the assessment of our board of directors’
performance as a whole and that of the committees and management and reports thereon to our board of directors. The
Nominating and Corporate Governance Committee held two meetings in 2025. The specific responsibilities of the
Nominating and Corporate Governance Committee are set forth in its written charter.
CORPORATE GOVERNANCE
Policy On Insider Trading
We have adopted an Insider Trading Policy to promote compliance with federal, state and foreign securities laws that prohibit certain persons who are aware of material non-public information about a company from: (i) trading in securities of that company; or (ii) providing material non-public information about the Company or about other companies doing business with the Company to persons who may trade on the basis of that information. Our insider trading policy includes pre-clearance requirements and procedures for our officers and directors prior to effecting a transaction. In addition, our officers and directors are not permitted to (i) engage in hedging or monetization transactions involving Company securities, or (ii) pledge Company securities as collateral for a loan.
Policy on Hedging and Pledging Transactions
We prohibit our directors and executive officers from engaging in hedging transactions involving our securities
(which include any securities issued by, or convertible or exchangeable for securities issued by, us or our subsidiaries).
Prohibited hedging transactions include the use of financial instruments such as puts, calls, prepaid variable forward contracts, equity swaps, short sales, collars, and exchange funds. This prevents such persons from continuing to own our securities without having the full risks and rewards of ownership, which could cause such persons to have objectives that are not aligned with the other stockholders. We also prohibit our directors and executive officers from pledging any
Company securities or borrowing against an account in which such Company securities are held.
Code of Ethics
Our board of directors has adopted a Code of Conduct and Ethics (the “Code of Ethics”). Our Code of Ethics
applies to our officers, directors, employees, and independent contractors and to our Manager’s officers, directors, and employees who act on behalf of the Company. Among other matters, our Code of Ethics is designed to deter wrongdoing and promote:
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
Any waiver of the Code of Ethics for our executive officers or directors may be made only by our board of directors or one of its committees and will be promptly disclosed on our website at ir.readycapital.com if and to the extent required by law or stock exchange regulations.
The Code of Ethics is available for viewing on our website at ir.readycapital.com.
Delinquent Section 16(a) Reports
The members of our board of directors, the executive officers of the Company and persons who hold more than
10% of our common stock (collectively, the “Reporting Persons”) are subject to the reporting requirements of Section
16(a) of the Exchange Act, which require them to file reports with respect to their ownership of the Company’s securities on Form 3 and transactions in the Company’s securities on Forms 4 or 5. Based solely on its review of the copies of such forms received by it and written representations from the Company’s executive officers and directors, the Company believes that, for the fiscal year ended December 31, 2025, the Section 16(a) filing requirements were complied with by all the Reporting Persons during and with respect to such year, with the following exceptions: (i) Mr. Ahlborn did not timely file his reports on Form 4 with respect to one transaction. Mr. Ahlborn subsequently filed the necessary reports on
Form 4.
Item 11. Executive Compensation
Board Compensation
We pay compensation for service as a director only to those directors who are independent under the NYSE listing standards. During the year ended December 31, 2025, each independent director received an annual cash director's fee of $100,000 and an annual equity award of restricted Common Stock or restricted stock units with a grant date fair value of $120,000, prorated for time served as an independent director. In addition, the chair of the Audit
Committee received an annual cash retainer of $25,000 and Audit Committee members serving in a non-chair role received an additional cash retainer of $12,500. The chair of the Compensation Committee received an additional cash retainer of $20,000 and Compensation Committee members serving in a non-chair role received an additional cash retainer of $10,000. The chair of the Nominating and Corporate Governance Committee received an additional cash retainer of $15,000 and Nominating and Corporate Governance Committee members serving in a non-chair role received an additional cash retainer of $7,500. We reimbursed all members of our board of directors for their travel expenses incurred in connection with their attendance at full meetings of our board of directors and its committees.
Our independent directors are also generally eligible to receive restricted stock units (“RSUs”), restricted
Common Stock awards (“RSAs”), and other equity-based equity awards under the Equity Incentive Plans.
2025 Director Compensation
The following table summarizes the 2025 annual compensation received by our independent directors.

	Fees Earned or
	Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
Meredith Marshall	117,500	120,000	237,500
Dominique Mielle	135,000	120,000	255,000
Gilbert E. Nathan	120,000	120,000	240,000
J. Mitchell Reese	127,500	120,000	247,500
Todd M. Sinai	127,500	120,000	247,500
(1)Annual board fees, chair and committee service fees paid to independent directors in 2025.
(2)The aggregate grant date fair value of awards granted in 2025 based on the stock price on the grant date and calculated under FASB ASC Topic 718 based on the value of the underlying shares on the grant date. Messrs. Marshall and Nathan received RSAs that vest in equal quarterly installments over a one-year period.
Dividends are to be paid on unvested shares of RSAs at the same rate and at the same time as dividends on the Company’s Common Stock. Certain of our directors have elected to defer the vesting of their awards. Messrs. Reese and Sinai and Ms. Mielle received RSUs, which RSUs vest on the same schedule as the RSAs and will be settled on the vesting date or, at the election of the director, a deferred settlement date. Dividend equivalent rights accrue on unvested RSUs at the same rate and at the same time as dividends on the Company's Common Stock.

To align the interests of our independent directors and stockholders, we have adopted stock ownership guidelines for our independent directors, as well as certain executive officers, that require these individuals to achieve significant ownership of equity in the Company. See “Executive Compensation—Stock Ownership Guidelines.”
Compensation Discussion and Analysis
This compensation discussion and analysis describes our compensation objectives and policies, including in relation to compensation received for the year ended December 31, 2025, by our Named Executive Officers Thomas E.
Capasse, our Chief Executive Officer and Chief Investment Officer, Jack J. Ross, our President, Andrew Ahlborn, our
Chief Financial Officer, Gary Taylor, our former Chief Operating Officer, and Adam Zausmer, our former Chief Credit
Officer. Subsequent to the period covered by this analysis, Mr. Taylor stepped down as our Chief Operating Officer, Mr.
Zausmer and the Company mutually separated and Mr. Scali was appointed as the Company's Chief Credit Officer.
Overview
We are managed by our Manager pursuant to the Management Agreement whereby we pay our Manager a management fee and incentive distribution and reimburse our Manager for the allocable share of the compensation of personnel hired by our Manager who are dedicated primarily to us, based on the percentage of time spent managing our affairs. For details regarding payments under the Management Agreement, see “Certain Relationships and Related
Transactions—Management Agreement.”
Our Named Executive Officers were employees of our Manager or one of its affiliates and did not receive cash compensation from us for serving as our executive officers. We do not pay or reimburse our Manager for any portion of the cash compensation that is paid by our Manager and its affiliates to Mr. Capasse, our Chief Executive Officer and
Chief Investment Officer, or Mr. Ross, our President.
We were responsible for reimbursing our Manager for the compensation paid to our Chief Financial Officer, former Chief Credit Officer and former Chief Operating Officer, who were exclusively dedicated to our affairs. Our
Compensation Committee has also, from time to time, paid special cash bonuses and/or granted long-term equity-based awards to certain of our Named Executive Officers pursuant to the Equity Incentive Plans. These awards are designed to support our objectives of aligning the interests of our Named Executive Officers with those of our stockholders, promoting our long-term performance and value creation, and retaining these individuals who are critical to our growth and long-term success. A discussion of our and our Manager’s compensation strategy and the compensation we reimbursed to our Manager for our Named Executive Officers in respect of the performance year ended December 31,
2025 is set forth below.
At our 2025 annual meeting of stockholders, approximately 87% of the votes cast by our stockholders supported our say-on-pay advisory vote on executive compensation. The Compensation Committee continuously examines and assesses our executive compensation practices relative to our compensation philosophy and objectives, as well as competitive market practices. While our historical results indicate support for our executive compensation program, the Compensation Committee continues to review our executive compensation program to assess its effectiveness and alignment with stockholder interests, as discussed further below. As part of the Compensation
Committee’s ongoing evaluation of our compensation strategy, the Compensation Committee determined that it would be appropriate to continue to recommend that our Manager take a formulaic approach with respect to the compensation of those executive officers whose compensation we reimbursed under the Management Agreement, which included our
Chief Financial Officer, former Chief Credit Officer and former Chief Operating Officer. The Company engaged Farient as an independent compensation consultant to assist in developing objective performance standards for the annual cash incentive bonus plan for 2025 and long-term equity grants for the performance year 2025, which were granted to these officers in March 2026. Farient met with the Manager and our Compensation Committee on several occasions to discuss guiding principles, competitive market trends, peer group pay practices and other compensation considerations.
Annual Cash Incentive Program

Consistent with the Compensation Committee’s focus on incentive compensation that aligns executive compensation with our overall performance, the Compensation Committee recommended and our board of directors and our Manager approved the framework for the annual cash incentive bonus plan for 2025, which provides for a formulaic approach to align executive compensation with objective performance criteria, both for the individual executive officers and for the Company as a whole.
Under the annual cash incentive bonus plan for 2025, our Chief Financial Officer, former Chief Operating
Officer and former Chief Credit Officer had the opportunity to earn threshold, target or maximum incentive cash bonus amounts based on the levels of achievement of the criteria described below under “Annual Cash Incentive Program”.
Whether any of the threshold, target or maximum bonus levels are attained will be determined by the Compensation
Committee based on achievement of the criteria described below under “Annual Cash Incentive Program”, including the individual component, and the weighting of each criterion.
Long-term Equity Awards
The Compensation Committee believes that equity-based incentives are an effective means of motivating and rewarding long-term Company performance and value creation. In addition, equity-based incentives appropriately align the interests of management with those of our stockholders. Our long-term equity compensation program includes the following features:
•Allocation of Awards: Year-end equity-based awards are allocated 50% to time-based equity awards that vest based on continued employment or service over a three-year vesting period and 50% to performance-based equity awards that remain at risk and are subject to forfeiture subject to the achievement of pre-established metrics over a three-year performance period.
•Performance-Based Vesting Criteria: Metrics for performance-based equity awards are tied solely to Company performance, which metrics have historically included distributable return on equity (ROE) capital and total stockholder return (TSR) relative to an executive compensation peer group, each measured over a cumulative three-year period.
•Payout Opportunities: The performance-based equity awards incorporate three levels of opportunity –
threshold, target and maximum – which determine the amount of the performance-based equity awards that will be earned.
Long-term Equity Awards Peer Group. The executive compensation peer group (the “peer group”) used to evaluate and determine total compensation for Messrs. Ahlborn, Taylor and Zausmer is set forth below. Each component company is an internally managed company with an emphasis on mortgage financing and fits within the size parameters approved by the Compensation Committee (market capitalization and total enterprise value of 0.7x to 13.1x of the Company’s market capitalization and total enterprise value).

•Adamas Trust, Inc.	•Ladder Capital Corp.
•AGNC Investment Corp.	•MFA Financial, Inc.
•Arbor Realty Trust, Inc.	•Radian Group Inc.
•BrightSpire Capital, Inc.	•Redwood Trust, Inc.
•Chimera Investment Corporation	•Rithm Capital
•Dynex Capital, Inc.	•Two Harbors Investment Corp.
•Hannon Armstrong Sustainable Infrastructure Capital, Inc.	•Walker & Dunlop, Inc.
The peer group for 2025 was the same peer group as for 2024, except for the removal of Mr. Cooper Group, Inc., which was removed as it no longer matched the Company’s peer group profile.
Executive Compensation for the 2025 Performance Year
Our Named Executive Officers were employees of our Manager and were compensated by our Manager and its affiliates under compensation arrangements made with and determined by our Manager and its affiliates. Our Manager consulted with the Compensation Committee and our board of directors regarding the philosophy, process and structure of compensation of these Named Executive Officers, and the Compensation Committee reviewed the allocable share of the compensation of our Manager’s personnel, including our Chief Financial Officer, former Chief Credit Officer and former Chief Operating Officer, that we reimbursed to our Manager under the Management Agreement. Consistent with our compensation strategy, our Manager’s compensation philosophy is to seek to align the interests of its professionals with those of its investors and investors in the vehicles that it manages, including us.
Annual Cash Incentive Program
The annual cash incentive bonus plan for 2025 includes the following performance criteria for evaluation of the
Company’s performance and the performance of Messrs. Ahlborn, Taylor and Zausmer, whose cash compensation we reimbursed to our Manager under the Management Agreement:

	2025 Annual Cash Bonus Metric Weightings
Name	Distributable ROE(1)	Adjusted Distributable ROE(2)	Individual(3)
Andrew Ahlborn	30%	30%	40%
Gary Taylor	30%	30%	40%
Adam Zausmer	30%	30%	40%
(1)Distributable ROE is calculated as the amount of 2025 distributable earnings returned as a percentage of average stockholders’ equity. For purposes of the annual cash bonus plan, the Company defines distributable earnings as net income adjusted for unrealized gains and losses related to certain MBS not retained by the Company as part of its loan origination business, realized gains and losses on sales of certain MBS, unrealized gains and losses related to residential mortgage servicing rights
(“MSRs") from discontinued operations, unrealized changes in the current expected credit loss reserve and valuation allowances, unrealized gains and losses on de-
designated cash flow hedges, unrealized gains and losses on foreign exchange hedges, unrealized gains and losses on certain unconsolidated joint ventures, non-cash compensation expense related to stock-based incentive plans, unrealized gains and losses on preferred equity, at fair value, unrealized gains and losses or other non-
cash items related to real estate owned and one-time non-recurring gains or losses, such as gains or losses on discontinued operations, bargain purchase gains, or merger related expenses. We selected Distributable ROE because we believe it is the most relevant metric for determining ongoing profitability period over period.
(2)Adjusted distributable ROE is calculated as the amount of 2025 distributable earnings before realized losses on certain investments, such as charge-offs and losses realized on sales of real estate owned assets and lower-to-middle-market loans returned as a percentage of average stockholders’ equity. We selected adjusted distributable ROE because we believe it is the most relevant metric for determining ongoing profitability period over period.
(3)The individual component of the annual cash bonus allows for an evaluation of the individual contributions of each of Messrs. Ahlborn, Taylor and Zausmer. Mr.
Ahlborn’s individual goals were corporate and finance-focused, such as optimization of corporate debt and warehouse lines and liquidity management. Mr. Taylor’s individual goals were operations-focused, such as human resources management and operations infrastructure enhancement. Mr. Zausmer’s individual goals were
CRE-focused, such as implementation of a dedicated sales leadership model and identification of new sourcing channels.

	2025 Annual Cash Bonus Performance Targets
Name	Distributable ROE	Adjusted Distributable ROE
Threshold	0%	0%
Target	8%	8%
Maximum	10%	10%
Actual	(6.4)%	6.1%
Under the annual cash incentive bonus plan for 2025, each of Messrs. Ahlborn, Taylor and Zausmer had the opportunity to earn threshold (100% of base salary), target (200% of base salary) or maximum (350% of base salary)
incentive cash bonus amounts based on the levels of achievement of the criteria described above. Whether any of the threshold, target or maximum bonus levels were attained was determined by the Compensation Committee based on achievement of the criteria described above, including the individual component, and the weighting of each criterion.
Actual bonuses paid for 2025 are described below.

	2025 Annual Cash Bonus Opportunities and Payout
	Threshold ($)	Target ($)	Maximum ($)	Actual*
Andrew Ahlborn	550,000	1,100,000	1,925,000	946,000
Gary Taylor	450,000	900,000	1,575,000	747,000
Adam Zausmer	550,000	1,100,000	1,925,000	-
*Messrs. Ahlborn and Taylor earned 90% and 86%, respectively, of the individual component of the annual cash bonus plan. Mr. Zausmer and the Company mutually separated before the payment of 2025 bonuses for our Named Executive Officers, and he was therefore not entitled to receive such bonus.

Actual Cash Compensation for 2025. During the year ended December 31, 2025, pursuant to the terms of the
Management Agreement, we reimbursed our Manager for the cash compensation of Messrs. Ahlborn, Taylor and
Zausmer, who were exclusively dedicated to our affairs.
•For the performance year ended December 31, 2025, the total amount of cash compensation (including annual base salary, annual bonus and any related withholding taxes and employee benefits) paid by our Manager that was allocable to and reimbursed by us for Mr. Ahlborn, our Chief Financial Officer, was $1,566,435, including
$550,000 in base salary and an annual cash bonus of $946,000, which reflects a less than target bonus payable under the bonus program discussed above based on actual performance results as set forth in the table above.
The Compensation Committee and our Manager determined that Mr. Ahlborn’s annual base salary will be
$550,000 for the year ended December 31, 2026, consistent with his 2025 base salary.
•For the performance year ended December 31, 2025, the total amount of cash compensation (including annual base salary, annual bonus and any related withholding taxes and employee benefits) paid by our Manager that was allocable to and reimbursed by us for Mr. Taylor, our former Chief Operating Officer, was $1,262,640, including $450,000 in base salary and a cash bonus of $747,000, which reflects a less than target bonus payable under the bonus program discussed above based on actual performance results as set forth in the table above.
•For the performance year ended December 31, 2025, the total amount of cash compensation (including annual base salary and any related withholding taxes and employee benefits) paid by our Manager that was allocable to and reimbursed by us for Mr. Zausmer, our former Chief Credit Officer, was $620,660, including $550,000 in base salary.
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
As described in greater detail below, under the terms of the Management Agreement, our Manager is paid a management fee calculated and payable quarterly in arrears equal to 1.5% per annum of the Company's stockholders'
equity up to $500 million and 1.00% per annum of stockholders' equity in excess of $500 million. Under the partnership agreement of our Operating Partnership, our Manager is also entitled to receive an incentive distribution, distributed quarterly in arrears, equal to 15% of core earnings over a 8% hurdle; provided, however, that no incentive distribution is payable with respect to any calendar quarter unless cumulative core earnings is greater than zero for the most recently completed 12 calendar quarters. In 2025, our Manager received total compensation from our Company of $20.3 million in management fees and no incentive distributions.
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
However, to put into context the compensation paid by our Manager to these Named Executive Officers in relation to the management fee and incentive distribution, our Manager estimates that the total compensation of Messrs. Capasse and
Ross that was reasonably associated with their support of our Manager on behalf of our Company was $3.1 million representing approximately 15% of the management fee paid by us to our Manager in 2025. Of this amount, our
Manager estimates that approximately $1.2 million, or 39%, was fixed (i.e., annual base salary), and $1.9 million, or
61%, was variable. The estimated $1.9 million of non-fixed compensation of Messrs. Capasse and Ross in 2025 was variable because it represented the estimated profit allocation in 2025 to Messrs. Capasse and Ross related to their equity ownership of our Manager and its affiliates. The estimated 2025 profit allocation to Messrs. Capasse and Ross that was reasonably associated with their support of our Manager on behalf of our Company was based on their indirect equity interest in the management fees received by our Manager from our Company less the compensation of Waterfall employees and other expenses that were reasonably associated with their support of our Manager on behalf of our
Company.
Equity Compensation
The Compensation Committee has granted and may, from time to time, grant equity-based awards designed to align the interests of our Manager and the personnel of our Manager and our Manager’s affiliates who support our
Manager in providing services to us under the Management Agreement with those of our stockholders, by allowing our
Manager and personnel of our Manager and our Manager’s affiliates to share in the creation of value for our stockholders through stock appreciation and dividends. These equity-based awards are generally subject to vesting requirements designed to promote retention and to achieve strong performance for us. These awards further provide flexibility to us to enable our Manager to attract, motivate and retain talented individuals. Our stockholders have approved the Equity Incentive Plans, which provide for the issuance of equity-based awards, including stock options, restricted shares of Common Stock, phantom shares, dividend equivalent rights, restricted limited partner profit interests
(“LTIP units”) and other restricted limited partnership units issued by the Company (or our Operating Partnership) and other equity-based awards.
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
Historically, we have not granted any awards under the Equity Incentive Plans to our Chief Executive Officer
and Chief Investment Officer or our President as part of our compensation program. Rather, under the terms of the
Management Agreement, we pay 50% of the incentive distribution to our Manager in shares of our Common Stock and such officers, as equity holders of our Manager, have an interest in the shares of Common Stock that we pay to our
Manager in respect of the incentive distribution. As part of our equity compensation program, we have made certain grants of awards to other personnel of our Manager who provide services to us, including Messrs. Ahlborn, Taylor and
Zausmer.
The Compensation Committee will, on an ongoing basis, continue to examine and assess our executive compensation practices relative to our compensation philosophy and objectives, as well as competitive market practices, and will make or recommend to our board of directors modifications to the compensation programs, as deemed appropriate. The Company engaged Farient as its independent compensation consultant to assist in evaluating our equity compensation program in respect of the performance year ended December 31, 2025, as well as our overall compensation program for 2025. Farient’s services to us have been limited to the compensation-related services described in this Amendment. Farient provided an analysis of guiding principles, competitive market trends, peer group pay practices, compensation strategy and other compensation considerations.
Equity Grants For the 2024 Performance Year (Granted in 2025). In February 2025, our board of directors approved recommendations by the Compensation Committee with respect to the long-term equity awards to Messrs. Ahlborn,
Zausmer and Taylor, in respect of performance for the year ended December 31, 2024, including the specific performance metrics, weighting and levels of opportunity for performance-based equity awards as described below. In determining the long-term equity awards to Messrs. Ahlborn, Taylor, and Zausmer, the Compensation Committee
focused on the measures and factors described above under “Executive Compensation for the 2024 Performance Year.”
Based upon these considerations, the Compensation Committee approved long-term equity awards as follows in respect of performance for the year ended December 31, 2024, subject to the forward-looking vesting criteria described below:

Names	Award Granted(1)	Grant Date Fair Value of Award ($)
Andrew Ahlborn	178,572	$1,200,000
Gary Taylor	119,048	$800,000
Adam Zausmer	178,572	$1,200,000
(1)Granted on February 22, 2025, 50% of the award is comprised of time-based shares of restricted Common Stock and 50% of the award is comprised of performance-
based RSUs that are eligible to vest based on achievement of pre-established performance metrics discussed below. The number of performance-based awards included in this amount reflects vesting at a “target” payout percentage as shown in the table.
Key Terms of the Year-End 2024 Performance-Based Equity Awards (Granted in 2025)
With respect to the long-term equity awards granted to Messrs. Ahlborn, Taylor, and Zausmer in respect of performance for the year ended December 31, 2024 (which were granted in 2025), 50% of such awards are time-based shares of restricted Common Stock that vest ratably in equal annual installments over three-year period based solely on continued employment or service. Dividends are paid on all time-based awards, vested and non-vested.
The remaining 50% of such awards are performance-based RSUs. These performance-based equity awards remain at risk and are subject to forfeiture subject to the achievement of annualized Distributable ROE metrics (50%
weighting) and relative TSR (50% weighting) relative to the performance of the peer group designated by the
Compensation Committee, in each case for the performance period commencing January 1, 2025, and ending December
31, 2027. Dividends payable in connection with performance-based equity awards will only be paid to the extent that the performance-based vesting conditions are satisfied and such awards are earned and vested.
Achievement and Settlement of 2022 Performance Awards (Granted in 2023). The Compensation Committee
previously granted to Messrs. Ahlborn, Taylor and Zausmer performance-based RSUs that were eligible to vest based on achievement of our distributable ROE and TSR relative to the performance of the peer group designated by the
Compensation Committee for the performance period commencing January 1, 2023, and ending December 31, 2025 (the
“2023 Performance RSUs”). Following the conclusion of the performance period on December 31, 2025, the Board determined that the distributable ROE and relative TSR goals were not achieved and the 2023 Performance RSUs were therefore forfeited.

Metric	Weight	Threshold (50%)	Target (100%)	Maximum (200%)	Result	Payout
Distributable ROE(1)	50%	7%	9%	11%	4.25%	0%
Relative TSR(1)(2)	50%	25th	50th	75th	0%	0%
(1)Performance and payouts are subject to straight-line interpolation between points.
(2)The peer group for the 2023 Performance RSUs included the following companies: Starwood Property Trust, Inc., Blackstone Mortgage Trust, Inc., Chimera
Investment Corporation, Arbor Realty Trust, Inc., MFA Financial, Inc., Two Harbors Investment Corp., Apollo Commercial Real Estate Finance, Inc., Invesco
Mortgage Capital Inc., PennyMac Mortgage Investment Trust, Redwood Trust, Inc., Ladder Capital Corp, Adamas Trust, Inc., Ares Commercial Real Estate
Corporation, Cherry Hill Mortgage Investment Corporation, TPG RE Finance Trust, Inc., Brightspire Capital, Inc., KKR Real Estate Finance Trust Inc., Granite Point
Mortgage Trust Inc., and ACRES Commercial Realty Corp.
Impact of Performance on Compensation
The following summarizes the realized pay for Messrs. Ahlborn, Taylor and Zausmer for 2025, which shows (i)
base salary paid during 2025; (ii) annual cash bonus earned for 2025; (iii) the pre-tax value of restricted shares and units vested during 2025, valued at the time of such vesting.

Names	Base Salary ($)	Non-Equity Incentive ($)	Value Realized on Vesting ($)	Total Realized Pay ($)
Andrew Ahlborn	$550,000	$946,000	$1,118,892	2,614,892
Gary Taylor	$450,000	$747,000	$522,510	1,719,510
Adam Zausmer	$550,000	$—	$1,118,892	1,668,892
Equity Grant Practices
The Compensation Committee does not take material nonpublic information into account when determining the timing and terms of equity awards. The Company has not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation for Named Executive Officer grants in fiscal year 2025.

Stock Ownership Guidelines. The Nominating and Corporate Governance Committee believes that stock ownership by our independent directors and certain of our executive officers is important to further align the interests of these individuals with those of our stockholders and expects these individuals to acquire significant ownership of equity in the
Company (“Company Equity”). Our board of directors previously adopted minimum equity ownership guidelines for our independent directors requiring each independent director to maintain a minimum number of shares of Common Stock having a market value equal to or greater than a multiple of five times such independent director’s annual cash retainer
(excluding any portion of the retainer fee representing additional compensation for being a committee chair). These mandatory ownership guidelines are intended to create a clear standard that encourages independent directors to remain invested in the performance of our stock price.
Our Nominating and Corporate Governance Committee has also determined that it was appropriate to adopt minimum stock ownership guidelines for certain of our Named Executive Officers, including those who are employees of our Manager and are exclusively dedicated to our affairs, as well as certain other employees of our Manager who provide services to us. Accordingly, we have adopted minimum equity ownership guidelines which require such Named
Executive Officers to maintain a minimum number of shares of Common Stock having a market value equal to or greater than a multiple of three times such Named Executive Officer’s base salary, and which also require certain other employees of our Manager that provide services to us to maintain a minimum number of shares of Common Stock having a market value equal to or greater than a multiple of two times such person’s base salary.
For purposes of the ownership guidelines, stock ownership includes any class of our equity securities, whether held directly or indirectly. RSAs and RSUs are not included for purposes of achievement of the stock ownership guidelines. Effective January 2023, each individual subject to the guidelines has five years from the date he or she becomes subject to the ownership guidelines to satisfy his or her respective requirements and come into compliance with the guidelines.
The Nominating and Corporate Governance Committee reviewed the holdings of our independent directors and
Named Executive Officers and other persons subject to these guidelines as of December 31, 2025 and determined that such persons were in compliance with these mandatory ownership guidelines either due to ownership of the requisite number of shares or because the individual was within the time period permitted to attain the required level of ownership.
Compensation Committee Report
The Compensation Committee evaluates and establishes equity award compensation for our Manager and our directors and officers, employees and other personnel of our Manager and its affiliates who support our Manager in providing services to us under the Management Agreement and administers the Company’s equity incentive plans. The
Compensation Committee consults with our Manager when determining the level of grants under the equity incentive plans to be payable to our Manager, our executive officers and other personnel of our Manager and its affiliates who support our Manager in providing services to us under the Management Agreement. The Compensation Committee has
reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Amendment and, based on such review and discussion, recommended to our board of directors that the Compensation Discussion and
Analysis be included in this Amendment for filing with the SEC. The Compensation Committee believes that the
Compensation Discussion and Analysis fairly represents the philosophy, intent and actions of the Compensation
Committee with regard to executive compensation.
Todd Sinai, Chairperson
Meredith Marshall
Dominique Mielle
The foregoing Compensation Committee Report shall not be deemed under the Securities Act or the Exchange Act to be
(i) “soliciting material” or “filed” or (ii) incorporated by reference by any general statement into any filing made by us with the SEC, except to the extent that we specifically incorporate such report by reference.
Summary Compensation Table

The following table below sets forth the compensation of our Named Executive Officers (Messrs. Ahlborn,
Zausmer and Taylor) reimbursed to our Manager by us or, in the case of bonuses paid in connection with the Company's merger with Broadmark Realty Capital, Inc. (the “Merger-Related Cash Bonuses”), paid by us, for the fiscal years ended
December 31, 2025, 2024 and 2023. Other than with respect to Messrs. Ahlborn, Taylor, and Zausmer we did not pay or
make any reimbursement for any compensation paid to our Named Executive Officers for the fiscal year ended
December 31, 2025.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)		Stock Awards ($)(2)	Non-Equity Incentive Compensation ($)	All Other Compensation ($)(3)	Total ($)
Andrew Ahlborn	2025	$550,000	$—		$1,200,000	$946,000	$70,435	$2,766,435
Chief Financial Officer	2024	$450,000	$—		$800,000	$1,050,000	$28,575	$2,328,575
	2023	$450,000	$550,000	(4)	$1,800,000	$1,025,000	$33,327	$3,858,327
Gary Taylor	2025	$450,000	$—		$800,000	$747,000	$65,640	$2,062,640
Former Chief Operating Officer	2024	$450,000	$—		$800,000	$766,000	$24,431	$2,040,431
	2023	$450,000	$150,000	(4)	$1,050,000	$900,000	$27,578	$2,577,578
Adam Zausmer	2025	$550,000	$—		$1,200,000	$—	$70,660	$1,820,660
Former Chief Credit Officer	2024	$450,000	$—		$800,000	$1,001,000	$28,669	$2,279,669
	2023	$450,000	$550,000	(4)	$1,800,000	$1,025,000	$33,421	$3,858,421
(1)The Named Executive Officers were employees of our Manager or its affiliates and, with the exception of the Merger-Related Bonuses, were not paid cash compensation by us.
(2)The amounts reported in the “Stock Awards” column represent the aggregate grant date fair value of RSAs and performance-based RSUs calculated under FASB ASC
Topic 718, based on the value of the underlying shares on the grant date and, with respect to the performance-based RSUs, the probable outcome of performance-
based vesting conditions on the grant date (at target performance levels). Assuming, instead, the highest level of performance achievement as of the grant date for the performance-based RSUs granted in 2025, the aggregate grant date fair value of the performance-based awards would have been as follows: Mr. Ahlborn, $1,200,000;
Mr. Taylor, $800,000; and Mr. Zausmer, $1,200,000.
(3)The amounts reported for 2025 represents (i) employer 401(k) matching contributions of $7,000 for each of Messrs. Ahlborn, Taylor and Zausmer; (ii) employer cash balance plan contributions of $7,000 for each of Messrs. Ahlborn, Taylor and Zausmer; (iii) medical and dental benefits reimbursed by Ready Capital to our Manager of $16,935 for Mr. Ahlborn, $12,140 for Mr. Taylor, and $17,160 for Mr. Zausmer; and (iv) 401(k) profit sharing plan contributions of $39,500 for each of Messrs.
Ahlborn, Taylor and Zausmer.
(4)The amounts reported for 2023 reflect the Merger-Related Cash Bonuses.
2025 Grants of Plan-Based Awards
The following table summarizes certain information regarding all plan-based awards granted during the 2025 fiscal year to our Named Executive Officers.

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards(#)(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(#)(2)			All Other	Grant Date Fair
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock Awards: Number of Shares of Stock or Units(#)(3)	Value of Stock and Option Awards ($)(4)
Andrew Ahlborn		$550,000	$1,100,000	$1,925,000
	02-22-25				44,643	89,286	178,572		$600,000
	02-22-25							89,286	$600,000
Gary Taylor		$450,000	$900,000	$1,575,000
	02-22-25				29,762	59,524	119,048		$400,000
	02-22-25							59,524	$400,000
Adam Zausmer		$550,000	$1,100,000	$1,925,000
	02-22-25				44,643	89,286	178,572		$600,000
	02-22-25							89,286	$600,000
(1)Amounts in this column represent the annual cash bonus opportunities.
(2)Amounts represent performance-based RSUs, which are eligible to vest based on achievement of relative TSR and Distributable ROE metrics.
(3)Amounts in this column represent RSAs, which vest in equal installments of one-third on March 15, 2026, March 15, 2027 and March 15, 2028.
(4)The amounts in this column represent the grant date fair value of RSAs and performance-based RSU awards.
Outstanding Equity Awards as of the 2025 Fiscal Year-End

The following table sets forth certain information with respect to all outstanding equity-based awards held at the end of the 2025 fiscal year by each Named Executive Officer.

		Stock Awards
							Equity Incentive
					Equity Incentive		Plan Awards:
					Plan Awards:		Market or
					Number of		Payout Value of
					Unearned		Unearned
		Number of Shares		Market Value of Shares	Shares, Units or		Shares, Units or
		or Units of Stock		or Units of Stock	Other Rights		Other Rights
		That Have		That Have	That Have Not		That Have Not
Names	Grant Date	Not Vested (#)		Not Vested ($)(1)	Vested (#)		Vested ($)(1)
Andrew Ahlborn	02-12-23	10,272	(2)	$22,393
	02-22-24	29,432	(3)	$64,162	44,150	(6)	$96,247
	02-22-25	89,286	(4)	$194,643	89,286	(7)	$194,643

Gary Taylor	02-12-23	10,272	(2)	$22,393
	02-22-24	29,432	(3)	$64,162	44,150	(6)	$96,247
	02-22-25	59,524	(4)	$129,762	59,524	(7)	$129,762

Adam Zausmer	02-12-23	10,272	(5)	$22,393
	02-22-24	29,432	(5)	$64,162	44,150	(5)(6)	$96,247
	02-22-25	89,286	(5)	$194,643	89,286	(5)(7)	$194,643
(1)Based on the closing price of our Common Stock on the last business day of the fiscal year ended December 31, 2025 ($2.18).
(2)Represents RSAs for Messrs. Ahlborn, Taylor and Zausmer, respectively, granted pursuant to the Prior Plan, which vested on March 15, 2026.
(3)Represents RSAs granted pursuant to the 2023 Plan, one-half of which vested on March 15, 2026, and the remaining one-half will vest on March 15, 2027.
(4)Represents RSAs granted pursuant to the 2023 Plan, one-third of which vested on March 15, 2026, and the remaining two-thirds will vest in equal installments on each of March 15, 2027 and March 15, 2028.
(5)Mr. Zausmer and the Company mutually separated before the RSAs and performance-based RSUs granted pursuant to the Equity Incentive Plans vested.
(6)Represents performance-based RSUs (at target level) granted pursuant to the 2023 Plan, 50% of which vest based on annualized Distributable ROE for the three-year forward-looking period ending December 31, 2026, and 50% to awards that vest based on our TSR for such three-year forward-looking performance period relative to the performance of the peer group.
(7)Represents performance-based RSUs (at target level) granted pursuant to the 2023 Plan, 50% of which vest based on annualized Distributable ROE for the three-year forward-looking period ending December 31, 2027, and 50% to awards that vest based on our TSR for such three-year forward-looking performance period relative to the performance of the peer group.
Stock Awards Vested During 2025 Fiscal Year
The following table sets forth certain information with respect to the vesting of stock awards for each Named
Executive Officer.

Names	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Andrew Ahlborn	202,061	1,118,892
Gary Taylor	86,957	522,510
Adam Zausmer	202,061	1,118,892
(1)Represents the vesting of RSAs and performance-based RSUs.
(2)The value realized on vesting of RSAs is based on the closing price of our Common Stock on the vesting date.
Potential Payments Upon Termination or Change in Control
Our Named Executive Officers are employees of our Manager or our Manager’s affiliates and therefore we have no obligation to pay them any form of compensation upon their termination of employment.
The Equity Incentive Plans provide that, in the event of a “change in control” (as such term is defined in the
Equity Incentive Plans), the Compensation Committee shall take any such action as in its discretion it shall consider necessary to maintain each grantee’s rights under the Equity Incentive Plans (including under each such grantee’s applicable award agreement) so that such grantee’s rights are substantially proportionate to the rights existing prior to such event, including, without limitation, adjustments in the number of shares, options or other awards granted, the number and kind of shares or other property to be distributed in respect of any options or rights previously granted under the Equity Incentive Plans, and the exercise price, purchase price, and performance-based criteria established in connection with any grants. The Equity Incentive Plans also provide that if Company is not the surviving corporation in a change in control, and the outstanding awards are not assumed by the successor to the Company, then outstanding awards will become fully-vested. Assuming that a change in control had occurred as of December 31, 2025, our Named
Executive Officers’ outstanding stock awards would have had the following value based on the closing price of our common stock on December 31, 2025 ($2.18) and assuming target payout of outstanding performance-based RSUs: Mr.
Ahlborn, $572,089; Mr. Taylor, $442,326; and Mr. Zausmer, $572,089.
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
Clawback Policy
We maintain a clawback policy that complies with NYSE listing standards and Rule 10D-1 under the Exchange
Act. In the event of a restatement of the reported financial results of the Company due to material non-compliance with financial reporting requirements, the Compensation Committee will recover reasonably promptly the amount of all erroneously awarded compensation received by a former or current executive officer during the covered period (within the meaning of such terms as provided in the NYSE listing standards).
Personal Loans to Executive Officers and Directors
We comply with, and operate in a manner consistent with, applicable law prohibiting extensions of credit in the form of personal loans to or for the benefit of our directors and executive officers.
Compensation Committee Interlocks and Insider Participation
Todd Sinai, Meredith Marshall and Dominique Mielle served on the Compensation Committee during fiscal year 2025. There are no Compensation Committee interlocks and no insider participation required to be reported under the rules and regulations of the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Beneficial Ownership of Common Stock
The following table sets forth information as of April 27, 2026, unless otherwise noted, regarding the beneficial ownership of our Common Stock by (i) each person known to us to be the beneficial owner of 5% or more of our
Common Stock (ii) our Named Executive Officers, (iii) our directors and (iv) all of our directors and executive officers as a group. Beneficial ownership includes any shares over which the beneficial owner has sole or shared voting or investment power and also any shares that the beneficial owner has the right to acquire within 60 days of such date through the exercise of options or other rights. The percentages below are based on 165,219,071 shares of our Common
Stock outstanding as of April 27, 2026, unless otherwise specified.
Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power. Except as indicated in the footnotes to the table below, the business address of the stockholders listed below is the address of our principal executive office, 1251 Avenue of the Americas, 50th Floor, New York, New York
10020.

	Number of Shares of Common		% of All Shares
Names and Business Address	Stock Beneficially Owned**		of Common Stock***
Thomas E. Capasse	426,772	(1)	*
Jack J. Ross	332,375	(2)	*
Andrew Ahlborn	548,872	(3)	*
Gary T. Taylor	376,074	(4) (11)	*
Adam Zausmer	275,857	(5) (11)	*
Meredith Marshall	98,346	(6)	*
Dominique Mielle	81,101	(7)	*
Gilbert E. Nathan	223,358	(8)	*
J. Mitchell Reese	133,479	(9)	*
Todd Sinai	98,831	(10)	*
All directors and executive officers as a group (10 persons)	2,667,707	(11)	1.6%
5% or Greater Beneficial Owner
Howard Amster	14,242,965	(12)	8.6%
Blackrock, Inc.	13,045,875	(13)	7.9%
The Vanguard Group, Inc.	8,607,299	(14)	5.2%
*Denotes less than 1%
**For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock with respect to which person has sole or shared voting power or investment power.
***For purposes of computing the percentage ownerships in the table below, as of April 27, 2026, Ready Capital had 165,219,071 shares of Common Stock outstanding.
The total number of shares of Common Stock outstanding used in calculating these percentages assumes that none of the unvested RSUs held by other persons are converted into shares of Common Stock.
(1)Includes 16,847 shares of Common Stock out of the 48,633 and 8,869 total shares of Common Stock held by our Manager (including through its ownership of
Sutherland REIT Holdings, LP (the “Partnership”)) and Waterfall Management, LLC (collectively with our Manager, the “Waterfall Entities”), respectively, based on
Mr. Capasse’s percentage ownership in the Waterfall Entities; Mr. Capasse disclaims beneficial ownership of the shares held by the Waterfall Entities, except to the extent of his economic interest therein. In addition, Mr. Capasse owns 20,000 shares of Ready Capital’s Series E Preferred Stock, $0.0001 par value per share (“Series
E Preferred Stock”). Waterfall Management, LLC, an affiliate of our Manager, serves as the general partner of the Partnership and may be deemed to be the beneficial owner of the shares of Common Stock that are held by the Partnership. In addition, Mr. Capasse is a principal of our Manager and may be deemed to share voting and investment power over the shares of Common Stock held by the Partnership. However, Waterfall Management, LLC does not have an economic interest in these shares and expects to distribute such shares to the beneficial owners of the Partnership upon their request in accordance with the Partnership’s partnership agreement.
Accordingly, Waterfall Management, LLC disclaims beneficial ownership of the shares of Common Stock held by the Partnership and Mr. Capasse disclaims beneficial ownership of such shares of Common Stock, except to the extent of his economic interest in the Partnership.
(2)Includes (i) 155,264 shares of Common Stock owned through the Robin J. Ross 2009 Trust; Mr. Ross does not serve as the trustee for the trust, his wife is the trustee and sole beneficiary of the trust and the trustee of the trust has sole voting and investment power with respect to the securities held by the trust, (ii) 160,264 shares of
Common Stock owned through Mr. Jack J. Ross and Mrs. Robin J. Ross JTWROS, a joint tenant account of Mr. Ross and his wife, and (iii) 16,847 shares of Common
Stock out of the 48,633 and 8,869 total shares of Common Stock held by our Manager (including through its ownership of the Partnership) and Waterfall
Management, LLC, respectively, based on Mr. Ross’s percentage ownership in the Waterfall Entities; Mr. Ross disclaims beneficial ownership of the shares held by the Waterfall Entities, except to the extent of his economic interest therein. Waterfall Management, LLC, an affiliate of our Manager, serves as the general partner of the Partnership and may be deemed to be the beneficial owner of the shares of Common Stock that are held by the Partnership. In addition, Mr. Ross is a principal of our Manager and may be deemed to share voting and investment power over the shares of Common Stock held by the Partnership. However, Waterfall Management,
LLC does not have an economic interest in these shares and expects to distribute such shares to the beneficial owners of the Partnership upon their request in accordance with the Partnership’s partnership agreement. Accordingly, Waterfall Management, LLC disclaims beneficial ownership of the shares of Common Stock held by the Partnership and Mr. Ross disclaims beneficial ownership of such shares of Common Stock, except to the extent of his economic interest in the Partnership.
(3)Includes (i) 291,262 shares of restricted Common Stock granted to Mr. Ahlborn under the 2023 Plan which will vest in three equal installments on March 5, 2027,
March 5, 2028 and March 5, 2029; (ii) 59,524 shares of restricted Common Stock granted to Mr. Ahlborn under the 2023 Plan which will vest in equal installments on
March 15, 2027 and March 15, 2028; and (iii) 14,716 shares of restricted Common Stock granted to Mr. Ahlborn under the Prior Plan, which will vest on March 15,
2027.
(4)Includes (i) 194,175 shares of restricted Common Stock granted to Mr. Taylor under the 2023 Plan which will vest in three equal installments on March 5, 2027,
March 5, 2028 and March 5, 2029; (ii) 39,682 shares of restricted Common Stock granted to Mr. Taylor under the 2023 Plan which will vest in equal installments on
March 15, 2027 and March 15, 2028; and (iii) 14,716 shares of restricted Common Stock granted to Mr. Taylor under the Prior Plan, which will vest on March 15,
2027.
(5)On February 26, 2026, Mr. Zausmer and the Company mutually separated. Mr. Zausmer's beneficial ownership as of his separation date included (i) 59,524 shares of restricted Common Stock granted to Mr. Zausmer under the 2023 Plan which would have vested in equal installments on March 15, 2027 and March 15, 2028 and (ii)
14,716 shares of restricted Common Stock granted to Mr. Zausmer under the Prior Plan, which would have vested on March 15, 2027.
(6)Includes 43,689 shares of restricted Common Stock granted to Mr. Marshall under the 2023 Plan which will vest in three equal installments on June 30, 2026,
September 30, 2026 and December 31, 2026.
(7)Excludes 43,689 shares of Common Stock underlying unvested RSUs which shares of Common Stock are issuable at a deferred settlement date at the election of Ms.
Mielle. In addition, Ms. Mielle owns 2,500 shares of Series E Preferred Stock, which represents less than 1% of the outstanding Series E Preferred Stock.
(8)Includes 7,000 shares of Common Stock owned by Mr. Nathan’s spouse, as to which Mr. Nathan is deemed to have beneficial ownership. Includes 43,689 shares of restricted Common Stock granted to Mr. Nathan under the 2023 Plan which will vest in three equal installments on June 30, 2026, September 30, 2026 and December
31, 2026.
(9)The shares are held through the J. Mitchell Reese Jr. Trust, UA 5/5/1999; Mr. Reese serves as the trustee and sole beneficiary of the trust and has sole voting and investment power with respect to the securities held by the trust. Excludes 43,689 shares of Common Stock underlying unvested RSUs which shares of Common
Stock are issuable at a deferred settlement date at the election of Mr. Reese.
(10)Excludes 43,689 shares of Common Stock underlying unvested RSUs which shares of Common Stock are issuable at a deferred settlement date at the election of Dr.
Sinai.
(11)On February 26, 2026, Mr. Taylor stepped down as our Chief Operating Officer, Mr. Zausmer and the Company mutually separated and Mr. Scali was appointed as the Company's Chief Credit Officer.

(12)Based on information provided in a Schedule 13D/A filed on November 10, 2025, Howard Amster reported sole voting power and sole dispositive power with respect to 13,227,973 shares of Common Stock beneficially owned by Mr. Amster and shared voting power and shared dispositive power with respect to 1,014,992 shares of
Common Stock beneficially owned by Mr. Amster. The Schedule 13D/A reports beneficial ownership information, which does not include any shares acquired or sold since the date of such Schedule 13D/A. Mr. Amster's address is 521 35th Street, West Palm Beach, Florida 33407.
(13)Based on information provided in a Schedule 13G/A filed on January 8, 2026, Blackrock, Inc. (“Blackrock”) reported sole voting power with respect to 12,690,943 shares of Common Stock beneficially owned by it and sole dispositive power with respect to 13,045,875 shares of Common Stock beneficially owned by it. The
Schedule 13G/A reports beneficial ownership information, which does not include any shares acquired or sold since the date of such Schedule 13G/A. Blackrock’s address is 55 East 52nd Street, New York, New York 10055.
(14)Based on information provided in a Schedule 13G/A filed on January 30, 2026, The Vanguard Group, Inc. (“Vanguard Group”) reported shared voting power with respect to 1,153,609 shares of Common Stock beneficially owned by it and shared dispositive power with respect to 8,607,299 shares of Common Stock beneficially owned by it. The Schedule 13G/A reports beneficial ownership information, which does not include any shares acquired or sold since the date of such Schedule 13G/
A. A Schedule 13G/A filed with the SEC on March 27, 2026 by The Vanguard Group reported beneficial ownership of 0 shares of common stock as of March 13,
2026. The Vanguard Group noted in its filing that certain subsidiaries or business divisions of subsidiaries of The Vanguard Group that formerly had, or were deemed to have, beneficial ownership jointly with The Vanguard Group, will report beneficial ownership separately (on a disaggregated basis) from The Vanguard Group. The
Vanguard Group, Inc.’s address is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
Securities Authorized for Issuance under Equity Compensation Plans
The following table presents certain information about the Equity Incentive Plans as of December 31, 2025:

	Number of Securities to be		Weighted-average	Number of securities remaining available
	issued upon exercise of		exercise price of	for future issuance under equity
	outstanding options,		outstanding options,	compensation plans—excluding securities
Award	warrants and rights		warrants and rights	reflected in the first column of this table(3)
Equity compensation plans approved by stockholders	370,546	(1)	—	3,446,150	(2)
Equity compensation plans not approved by stockholders	—		—	—
Total	370,546		—	3,446,150	(2)
(1)Reflects 370,546 RSUs outstanding under the 2023 Plan (in each case assuming target performance for performance-based RSUs).
(2)Reflects shares remaining available for issuance pursuant to new awards under the 2023 Plan. No additional awards may be granted under the Prior Plan.
(3)All such shares are available for issuance pursuant to grants of full-value stock awards.
Item 13. Certain Relationships and Related Transactions and Director Independence
Director Independence
The Guidelines provide that a majority of the directors serving on our board of directors must be independent as required by NYSE listing standards. Based upon its review of all relevant facts and circumstances, our board of directors has affirmatively determined that five of our seven directors—Meredith Marshall, Dominique Mielle, Gilbert E. Nathan,
J. Mitchell Reese and Todd M. Sinai—qualify as independent directors under the NYSE listing standards and the
Independence Standards.
Review, Approval or Ratification of Transactions with Related Persons
Our board of directors recognizes that transactions with related parties present a heightened risk of conflicts of interests and/or improper valuation (or the perception thereof). Our board of directors has adopted a written policy that sets forth the procedures for review, approval and monitoring of transactions with related parties, which we refer to as our “related party transactions policy,” that is in conformity with the requirements for issuers having common stock listed on the NYSE. The related party transaction policy covers transactions (or series of similar transactions) with any
(a) person who is an executive officer, director or director nominee, (b) person who is the beneficial owner of more than
5% of any class of the our voting securities, or (c) immediate family members of any of the foregoing, where (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) the Company is a participant, and (3) any related party has or will have a direct or indirect material interest. Additionally, we will not purchase any assets from, or issued by, certain other funds and managed accounts for which our Manager serves as the investment adviser or any entity managed by our Manager or our Manager’s affiliates or sell any asset to any such entity without the consent of a majority of our board of directors, including a majority of our independent directors. See
“Certain Relationships and Related Transactions—Conflicts of Interest and Related Party Transactions.”

Pursuant to the policy, the board of directors or a committee appointed by the board of directors consisting solely of disinterested directors will consider all relevant factors, including, as applicable, (i) the Company’s business rationale for entering into the transaction, (ii) the available alternatives to the transaction, (iii) whether the transaction is on terms comparable to those available to or from third parties, (iv) the potential for the transaction to lead to an actual or apparent conflict of interest and (v) the overall fairness of the transaction to the Company.
Conflicts of Interest and Related Party Transactions
Management Agreement.  We entered into the Management Agreement with the Manager, which took effect upon the closing of the ZAIS Financial merger on October 31, 2016, which was further amended on December 6, 2020. The
Management Agreement is substantially similar to our pre-merger management agreement.
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
The incentive distribution shall be calculated within 30 days after the end of each quarter and such calculation shall promptly be delivered to our Company. We are obligated to pay the incentive distribution 50% in cash and 50% in either Common Stock or OP units, as determined in our discretion, within five business days after delivery to our
Company of the written statement from the holder of the Class A special unit setting forth the computation of the incentive distribution for such quarter. Subject to certain exceptions, our Manager may not sell or otherwise dispose of any portion of the incentive distribution issued to it in Common Stock or OP units until after the three-year anniversary of the date that such shares of Common Stock or OP units were issued to our Manager. The price of shares of our
Common Stock for purposes of determining the number of shares payable as part of the incentive distribution is the closing price of such shares on the last trading day prior to the approval by our board of directors of the incentive distribution.
For purposes of determining the incentive distribution payable to our Manager, incentive fee core earnings
(“IFCE”) is defined under the partnership agreement of our Operating Partnership as GAAP net income (loss) of the
Operating Partnership excluding non‑cash equity compensation expense, the expenses incurred in connection with the
Operating Partnership's formation or continuation, the incentive distribution, real estate depreciation and amortization (to the extent that the Company forecloses on any properties underlying its assets) and any unrealized gains, losses or other non‑cash items recorded in the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non‑cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors.
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
Asset Allocations. We are subject to conflicts of interest arising out of our relationship with our Manager and its affiliates. With the exception of our subsidiaries, which employ their own personnel, we do not have and do not expect to have our own employees. In addition, we expect that our Chief Executive Officer and Chief Investment Officer, Chief
Financial Officer, President, and any other appropriate personnel of our Manager will devote such portion of their time to our affairs as is necessary to enable us to effectively operate our business. Our Manager and our officers may have conflicts between their duties to us and their duties to, and interests in, our Manager and its affiliates. Our Manager is not required to devote a specific amount of time or the services of any particular individual to our operations. Our Manager manages or provides services to other clients, and we compete with these other clients for our Manager’s resources and support. The ability of our Manager and its officers and personnel to engage in other business activities may reduce the time they spend advising us.

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
Co-Investment with Manager.  On July 15, 2022, we closed on a $125.0 million commitment to invest into a parallel vehicle, Waterfall Atlas Anchor Feeder, LLC, (the “Fund”), a fund managed by our Manager, in exchange for interests in the Fund. In exchange for our commitment, we are entitled to 15% of any carried interest distributions received by the general partner of the Fund such that over the life of the Fund, we receive an internal rate of return of 1.5% over the internal rate of return of the Fund. The Fund focuses on commercial real estate equity through the acquisition of distressed and value-add real estate across property types with local operating partners. As of December 31, 2025, we have contributed $95.8 million of cash into the Fund for a remaining commitment of $29.2 million. We will not purchase any assets from, or issued by, certain other funds and managed accounts for which our Manager serves as the investment adviser or any entity managed by our Manager or our Manager’s affiliates or sell any asset to any such entity without the consent of a majority of our board of directors, including a majority of our independent directors. Accordingly, our investment in the Fund was reviewed and approved by a majority of our board of directors, including a majority of our independent directors.
Loan Referrals and Loan Sales with Funds Advised by our Manager. In March of 2026 we sourced two loan opportunities that were referred to and funded by an entity advised by our Manager. These opportunities were for loans with a total unpaid principal balance of approximately $44.8 million, of which $23.5 million was the refinance of one of our existing loans. We received a referral of 0.6% of unpaid principal balance in exchange for these referrals.
In April of 2026, we approved the proposed sale of two of our loans to entity(s) advised by our Manager. These loans had a total unpaid principal balance of approximately $59.6 million, with the price still under discussion.
The foregoing transactions were reviewed and unanimously approved by board of directors, including our independent directors.
Indemnification and Limitation of Directors’ and Officers’ Liability. Maryland law permits a Maryland corporation to include in its charter a provision eliminating the liability of its directors and officers to the corporation and its stockholders for money damages except for liability resulting from (1) actual receipt of an improper benefit or profit in money, property or services or (2) active and deliberate dishonesty that is established by a final judgment and is material to the cause of action. Our charter contains such a provision which eliminates the liability of our directors and officers to the maximum extent permitted by Maryland law.

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

	For the Fiscal Year Ended	For the Fiscal Year Ended
Fee Type	December 31, 2025	December 31, 2024
Audit Fees(1)	$2,406,250	$2,599,839
Audit-Related Fees	-	-
Tax Fees(2)	-	-
All Other Fees(3)	2,063	-
Total Fees	$2,408,313	$2,599,839
(1)Audit Fees primarily represent fees for the audits and quarterly reviews of the consolidated financial statements filed with the SEC in annual reports on Form 10-K and quarterly reports on Form 10-Q, as well as work generally only the independent registered public accounting firm can be reasonably expected to provide, such as statutory audits and issuances of consent and comfort letters included in documents filed with the SEC.
(2)Tax Fees primarily represent fees for professional services for tax compliance, tax advice and tax planning.
(3)All Other Fees primarily represent fees in connection with due diligence, agreed upon procedures and transactions completed or contemplated during the years.
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
Report on Form 10-K filed on March 2, 2026).

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
Contingent Value Rights Agreement, dated March 13, 2025, by and among Ready Capital
Corporation, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 13,
2025).

19.1	*	Ready Capital Corporation Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Registrant's Annual Report on Form 10-K filed on February 28, 2024).

21.1	*	List of Subsidiaries of Ready Capital Corporation (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K filed on March 2, 2026).

23.1	*	Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.1 of the Registrant’s Annual Report on Form 10-K filed on March 2, 2026).

24.1	*	Power of Attorney (incorporated by reference to Exhibit 24.1 of the Registrant’s Annual Report on Form 10-K filed on March 2, 2026).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**
Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of
2002. (previously furnished as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed on
March 2, 2026)

32.2	**
Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of
2002. (previously furnished as Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K filed on
March 2, 2026)

97.1	*	Ready Capital Corporation Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 of the Registrant's Annual Report on Form 10-K filed on February 28, 2024).

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Scheme Document

101.CAL		Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF		Inline XBRL Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Previously filed.
**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
***	Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted. Ready Capital agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
READY CAPITAL CORPORATION

Date: April 30, 2026	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board, Chief Executive Officer and Chief Investment Officer