Form 10-Q
period 2026-03-31
Ready Capital Corp
filed 2026-05-08
CIK 1527590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
The Company has 165,219,071 shares of common stock, par value $0.0001 per share, outstanding as of May 7, 2026.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	63

Item 3. Quantitative and Qualitative Disclosures About Market Risk	84

Item 4. Controls and Procedures	88

PART II. OTHER INFORMATION	88

Item 1. Legal Proceedings	88

Item 1A. Risk Factors	91

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	91

Item 3. Default Upon Senior Securities	91

Item 4. Mine Safety Disclosures	92

Item 5. Other Information	92

Item 6. Exhibits	92

SIGNATURES	95

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$200,430	$207,841
Restricted cash	38,906	39,746
Loans, net (including $462 and $737 held at fair value)	3,350,560	3,500,298
Loans, held for sale (including $87,198 and $73,094 held at fair value and net of valuation allowance of $74,315 and $67,612)	360,228	585,820
Mortgage-backed securities	31,649	34,501
Investment in unconsolidated joint ventures (including $5,517 and $5,737 held at fair value)	167,251	161,424
Derivative instruments	4,104	6,740
Servicing rights	123,687	126,279
Real estate owned	610,215	620,225
Other assets	466,383	508,238
Assets of consolidated VIEs	960,875	1,978,684
Total Assets	$6,314,288	$7,769,796
Liabilities
Secured borrowings	2,321,443	2,788,926
Securitized debt obligations of consolidated VIEs, net	526,535	1,174,785
Senior secured notes, net	723,707	722,729
Corporate debt, net	536,972	652,487
Guaranteed loan financing	501,736	524,091
Contingent consideration	20,441	18,698
Derivative instruments	948	1,432
Dividends payable	3,685	3,633
Loan participations sold	56,616	56,616
Due to third parties	12,304	3,135
Accounts payable and other accrued liabilities	161,201	171,636
Total Liabilities	$4,865,588	$6,118,168
Preferred stock Series C, liquidation preference $25.00 per share (refer to Note 20)	8,361	8,361

Commitments & contingencies (refer to Note 24)

Stockholders’ Equity
Preferred stock Series E, liquidation preference $25.00 per share (refer to Note 20)	111,378	111,378
Common stock, $0.0001 par value, 500,000,000 shares authorized, 165,255,559 and 163,010,012 shares issued and outstanding, respectively	17	17
Additional paid-in capital	2,265,534	2,264,355
Retained deficit	(1,012,927)	(807,522)
Accumulated other comprehensive loss	(24,476)	(24,196)
Total Ready Capital Corporation equity	1,339,526	1,544,032
Non-controlling interests	100,813	99,235
Total Stockholders’ Equity	$1,440,339	$1,643,267
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$6,314,288	$7,769,796
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands, except share data)	2026	2025
Interest income	$81,730	$154,967
Interest expense	(96,834)	(140,466)
Net interest income before (provision for) recovery of loan losses	$(15,104)	$14,501
(Provision for) recovery of loan losses	(70,907)	109,568
Net interest income after (provision for) recovery of loan losses	$(86,011)	$124,069
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	(60,085)	10,669
Net unrealized gain (loss) on financial instruments	(6,920)	(1,750)
Valuation allowance, loans held for sale	(6,557)	(99,718)
Servicing income, net of amortization and impairment of $6,587 and $5,294	5,421	6,456
Gain on bargain purchase	—	102,471
Income (loss) on unconsolidated joint ventures	2,059	(3,982)
Other income	18,065	11,590
Total non-interest income (expense)	$(48,017)	$25,736
Non-interest expense
Employee compensation and benefits	(23,848)	(21,254)
Allocated employee compensation and benefits from related party	(3,600)	(3,276)
Professional fees	(6,655)	(5,488)
Management fees – related party	(4,076)	(5,577)
Loan servicing expense	(15,674)	(15,844)
Transaction related expenses	(335)	(2,694)
Impairment on real estate	469	(2,346)
Other operating expenses	(29,014)	(16,123)
Total non-interest expense	$(82,733)	$(72,602)
Income (loss) from continuing operations before benefit for income taxes	(216,761)	77,203
Income tax benefit	16,674	5,207
Net income (loss) from continuing operations	$(200,087)	$82,410
Discontinued operations (refer to Note 9)
Loss from discontinued operations before income tax benefit	—	(594)
Income tax benefit	—	149
Net loss from discontinued operations	$—	$(445)
Net income (loss)	$(200,087)	$81,965
Less: Dividends on preferred stock	1,999	1,999
Less: Net income attributable to non-controlling interest	1,642	2,460
Net income (loss) attributable to Ready Capital Corporation	$(203,728)	$77,506

Earnings per common share from continuing operations - basic	$(1.25)	$0.47
Earnings per common share from discontinued operations - basic	$0.00	$0.00
Total earnings per common share - basic	$(1.25)	$0.47

Earnings per common share from continuing operations - diluted	$(1.25)	$0.46
Earnings per common share from discontinued operations - diluted	$0.00	$0.00
Total earnings per common share - diluted	$(1.25)	$0.46

Weighted-average shares outstanding
Basic	163,674,011	165,166,276
Diluted	167,650,149	167,723,519

Dividends declared per share of common stock	$0.01	$0.125
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income (loss)	$(200,087)	$81,965
Other comprehensive income (loss) - net change by component:
Derivative financial instruments (cash flow hedges)	106	(3,944)
Foreign currency translation	(385)	813
Other comprehensive loss	$(279)	$(3,131)
Comprehensive income (loss)	$(200,366)	$78,834
Less: Comprehensive income attributable to non-controlling interests	1,641	2,439
Comprehensive income (loss) attributable to Ready Capital Corporation	$(202,007)	$76,395
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three Months Ended March 31, 2026
	Preferred Series E		Common Stock		Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Ready Capital Corporation Equity	Non-controlling Interests	Total Stockholders' Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2025	4,600,000	$111,378	163,010,012	$17	$2,264,355	$(807,522)	$(24,196)	$1,544,032	$99,235	$1,643,267
Dividend declared:
Common stock ($0.01 per share)	—	—	—	—	—	(1,677)	—	(1,677)	—	(1,677)
OP units	—	—	—	—	—	—	—	—	(3)	(3)
$0.390625 per Series C preferred share	—	—	—	—	—	(131)	—	(131)	—	(131)
$0.406250 per Series E preferred share	—	—	—	—	—	(1,868)	—	(1,868)	—	(1,868)
Stock-based compensation	—	—	2,460,319	—	1,491	—	—	1,491	—	1,491
Share repurchases	—	—	(214,772)	—	(374)	—	—	(374)	—	(374)
Reallocation of non-controlling interest	—	—	—	—	62	—	(2)	60	(60)	—
Net income (loss)	—	—	—	—	—	(201,729)	—	(201,729)	1,642	(200,087)
Other comprehensive income (loss)	—	—	—	—	—	—	(278)	(278)	(1)	(279)
Balance at March 31, 2026	4,600,000	$111,378	165,255,559	$17	$2,265,534	$(1,012,927)	$(24,476)	$1,339,526	$100,813	$1,440,339

	Three Months Ended March 31, 2025
	Preferred Series E		Common Stock		Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Ready Capital Corporation Equity	Non-controlling Interests	Total Stockholders' Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2024	4,600,000	$111,378	162,792,372	$17	$2,250,291	$(505,089)	$(18,552)	$1,838,045	$97,697	$1,935,742
Dividend declared:
Common stock ($0.125 per share)	—	—	—	—	—	(22,693)	—	(22,693)	—	(22,693)
OP units	—	—	—	—	—	—	—	—	(111)	(111)
$0.390625 per Series C preferred share	—	—	—	—	—	(131)	—	(131)	—	(131)
$0.406250 per Series E preferred share	—	—	—	—	—	(1,868)	—	(1,868)	—	(1,868)
Distributions, net	—	—	—	—	—	—	—	—	(100)	(100)
Shares issued pursuant to merger transaction	—	—	12,766,819	—	64,600	—	—	64,600	—	64,600
Stock-based compensation	—	—	682,080	—	6,238	—	—	6,238	—	6,238
Share repurchases	—	—	(3,734,044)	—	(19,320)	—	—	(19,320)	—	(19,320)
Reallocation of non-controlling interest	—	—	—	—	292	—	(11)	281	(281)	—
Net income	—	—	—	—	—	79,505	—	79,505	2,460	81,965
Other comprehensive loss	—	—	—	—	—	—	(3,110)	(3,110)	(21)	(3,131)
Balance at March 31, 2025	4,600,000	$111,378	172,507,227	$17	$2,302,101	$(450,276)	$(21,673)	$1,941,547	$99,644	$2,041,191
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash Flows From Operating Activities:
Net income (loss)	$(200,087)	$81,965
Net loss from discontinued operations, net of tax	—	(445)
Net income (loss) from continuing operations	(200,087)	82,410
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	12,054	11,265
Stock-based compensation	1,629	1,785
Provision for (recovery of) loan losses	70,907	(109,568)
Impairment (recovery) on real estate owned, held for sale	(469)	2,346
Depreciation and amortization on real estate owned	1,576	—
Repair and denial reserve	354	823
Paid-in-kind accrued interest	(708)	(241)
Valuation allowance, loans held for sale	6,557	99,718
Net (income) loss of unconsolidated joint ventures, net of distributions	(1,533)	5,782
Realized (gains) losses, net	60,401	(10,242)
Unrealized (gains) losses, net	6,919	1,922
Bargain purchase gain	—	(102,471)
Loans, held for sale, net	596,031	89,106
Changes in operating assets and liabilities:
Derivative instruments	3,834	(1,982)
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	8,622	32,964
Receivable from third parties	(13,210)	(862)
Other assets	33,634	(46,464)
Accounts payable and other accrued liabilities	3,678	24,126
Net cash provided by operating activities from continuing operations	$590,189	$80,417
Net cash used for operating activities from discontinued operations	—	28,052
Net cash provided by operating activities	$590,189	$108,469
Cash Flows From Investing Activities:
Origination of loans	(91,261)	(174,330)
Proceeds from disposition and principal payment of loans	724,693	414,830
Proceeds from sale and principal payment of mortgage-backed securities	3,747	—
Funding of real estate, held for sale	(669)	(5)
Proceeds from sale of real estate, held for sale	36,728	7,096
Investment in unconsolidated joint ventures	(6,484)	(11,508)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	2,190	1,657
Payment of liabilities under participation agreements	—	(1,335)
Net cash provided by business acquisitions	—	16,020
Net cash provided by investing activities from continuing operations	$668,944	$252,425
Net cash provided by investing activities from discontinued operations	—	54,843
Net cash provided by investing activities	$668,944	$307,268
Cash Flows From Financing Activities:
Proceeds from secured borrowings	866,664	1,235,533
Repayment of secured borrowings	(1,333,647)	(558,475)
Repayment of the Paycheck Protection Program Liquidity Facility borrowings	(4,758)	(5,639)
Repayment of securitized debt obligations of consolidated VIEs	(649,409)	(1,010,685)
Repayment of corporate debt	(116,556)	(79,477)
Proceeds from senior secured note	—	240,250
Repayment of guaranteed loan financing	(22,344)	(41,532)
Payment of deferred financing costs	(3,413)	(12,850)
Common stock repurchased	—	(17,405)
Settlement of share-based awards in satisfaction of withholding tax requirements	(374)	(1,915)
Dividend payments	(3,627)	(44,042)
Net cash used for financing activities from continuing operations	$(1,267,464)	$(296,237)
Net cash provided by (used for) financing activities from discontinued operations	—	(58,753)
Net cash used for financing activities	$(1,267,464)	$(354,990)
Net increase (decrease) in cash, cash equivalents, and restricted cash including cash classified within assets held for sale	(8,331)	60,747
Less: Net decrease in cash and cash equivalents within assets held for sale	—	(4,858)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(8,331)	65,605
Cash, cash equivalents, and restricted cash beginning balance	249,534	182,774
Cash, cash equivalents, and restricted cash ending balance	$241,203	$248,379
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2026	2025
Supplemental disclosures:
Cash paid for interest	$78,537	$134,316
Cash received for income taxes	$(38)	$(297)
Non-cash investing activities
Loans transferred from loans, held for sale to loans, net	$—	$72,826
Loans transferred from loans, net to loans, held for sale	$264,728	$722,797
Loans transferred to real estate owned, held for sale	$25,149	$32,336
Contingent consideration in connection with acquisitions	$—	$15,409
Non-cash financing activities
Shares and OP units issued in connection with merger transactions	$—	$64,600
Cash, cash equivalents, and restricted cash reconciliation
Cash and cash equivalents	$200,430	$205,917
Restricted cash	38,906	39,603
Cash, cash equivalents, and restricted cash in assets of consolidated VIEs	1,867	2,859
Cash, cash equivalents, and restricted cash ending balance	$241,203	$248,379
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
Sutherland Partners, L.P. (the “operating partnership”) holds substantially all of the Company’s assets and conducts substantially all of the Company’s business. As of both March 31, 2026 and December 31, 2025, the Company owned approximately 99.8% of the operating partnership. The Company, as sole general partner of the operating partnership, has responsibility and discretion in the management and control of the operating partnership, and the limited partners of the operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the operating partnership. Therefore, the Company consolidates the operating partnership.
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
Note 2. Basis of Presentation
The unaudited interim consolidated financial statements herein, referred to as the “consolidated financial statements”, as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)—
as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”)
and the rules and regulations of the SEC.

The accompanying consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. Such operating results may not be indicative of the expected results for any other interim period or the entire year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC.
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
Derivative instruments
Subject to maintaining qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, comprised of interest rate swaps and FX forwards as part of its risk management strategy. The
Company accounts for derivative instruments under ASC 815, Derivatives and Hedging (“ASC 815”). All derivatives are reported as either assets or liabilities in the consolidated balance sheets at the estimated fair value with the changes in the fair value recorded in earnings unless hedge accounting is elected. As of March 31, 2026 and December 31, 2025, the
Company had offset $14.9 million and $13.0 million of cash collateral payable against gross derivative asset positions, respectively.
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
The qualitative assessment requires judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, macroeconomic conditions, industry and market conditions and relevant entity specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. In the first quarter of 2026, as a result of the qualitative assessment, the Company determined that it was more likely than not that the estimated fair value of each of the reporting units exceeded its respective estimated carrying value. Therefore, goodwill for each reporting unit was not impaired and a quantitative test was not required.
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
Due from servicers
The loan-servicing activities of the Company’s LMM Commercial Real Estate segment are performed primarily by third-
party servicers. Small Business Lending (“SBL”) loans originated and held by the Company are internally serviced. The
Company’s servicers hold substantially all of the cash owned by the Company related to loan servicing activities. These amounts include principal and interest payments made by borrowers, net of advances and servicing fees. Cash is generally received within 30 days of recording the receivable.
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
Lease rental income. Revenue from real estate owned operations primarily includes lease rental income which arises from base rent income, net of concessions, from tenant leases. Base rent is recognized on a straight-line basis over the term of the lease and recorded as other income in the consolidated statement of operations. Such income for the three months ended March 31, 2026, was not material.
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
In a business combination, the initial allocation of the purchase price is considered preliminary and therefore, is subject to change until the end of the measurement period. The final determination must occur within one year of the merger date. Because the measurement period for the UDF IV Merger remained open until March 13, 2026, certain fair value estimates changed once all information necessary to make a final fair value assessment was received. The amounts presented in the table above pertained to the preliminary purchase price allocation reported at the time of the UDF IV
Merger based on information that was available to management at the time the consolidated financial statements were prepared. The preliminary purchase price allocation changed as the Company completed its analysis of the fair value of the assets acquired and liabilities assumed, which impacts the consolidated financial statements. Subsequent to the determination of the preliminary purchase price allocation, the Company recorded a measurement period adjustment based on the updated valuations obtained by increasing net assets acquired, decreasing the consideration transferred and increasing the bargain purchase gain related to this transaction by $7.1 million.

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
The table above includes contingent consideration in the form of CVRs valued at approximately $15.4 million or $1.21 per CVR. Subsequent to the determination of the preliminary purchase price allocation, based on updated valuations obtained, the Company recorded a measurement period adjustment of $0.2 million to decrease the value of the CVR. As of March 31, 2026, the updated purchase price of the CVRs was valued at approximately $15.2 million or $1.19 per
CVR. See note 7 for more information about the valuation of the CVRs.
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

	March 31, 2026		December 31, 2025
(in thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Bridge	$1,885,704	$1,970,165	$2,024,033	$2,082,823
Fixed rate	79,591	80,374	93,002	93,828
Construction	398,064	527,060	388,042	509,085
Freddie Mac	3,945	3,756	3,945	3,756
SBA - 7(a)	899,588	949,576	908,714	958,755
Other	83,668	112,994	82,562	112,194
Total Loans, net	$3,350,560	$3,643,925	$3,500,298	$3,760,441
Loans in consolidated VIEs
Bridge	—	—	834,426	858,833
Fixed rate	530,757	532,849	558,119	560,230
SBA - 7(a)	130,265	140,521	134,761	145,185
Other	156,293	156,689	166,773	167,191
Total Loans, net, in consolidated VIEs	$817,315	$830,059	$1,694,079	$1,731,439
Loans, held for sale
Bridge	273,030	346,644	457,336	521,116
Fixed rate	—	—	55,390	58,000
Freddie Mac	8,490	8,414	16,555	16,425
SBA - 7(a)	70,258	65,503	52,598	49,203
Other	8,450	7,727	3,941	3,622
Total Loans, held for sale	$360,228	$428,288	$585,820	$648,366
Loans, held for sale in consolidated VIEs
Bridge	—	—	125,107	129,238
Total Loans, held for sale in consolidated VIEs	$—	$—	$125,107	$129,238
Total	$4,528,103	$4,902,272	$5,905,304	$6,269,484
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
willingness to meet its financial obligations.

The tables below summarize the classification, UPB, carrying value and gross write-offs of loans by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2026	2025	2024	2023	2022	Pre 2022	Total
March 31, 2026
Bridge	$1,970,165	$—	$13,912	$221,786	$102,324	$895,866	$651,816	$1,885,704
Fixed rate	613,223	—	—	—	—	25,791	584,557	610,348
Construction	527,060	—	43,430	90,900	19,300	109,901	134,533	398,064
Freddie Mac	3,756	—	—	2,568	—	1,377	—	3,945
SBA - 7(a)	1,090,097	25,675	147,160	157,605	106,463	235,881	357,069	1,029,853
Other	269,683	2,594	20,535	16,237	3,094	5,005	192,496	239,961
Total Loans, net	$4,473,984	$28,269	$225,037	$489,096	$231,181	$1,273,821	$1,920,471	$4,167,875
Gross write-offs		$—	$464	$2,498	$2,800	$23,464	$15,147	$44,373
	UPB	2025	2024	2023	2022	2021	Pre 2021	Total
December 31, 2025
Bridge	$2,941,656	$86,350	$295,040	$186,723	$1,126,875	$1,089,802	$73,669	$2,858,459
Fixed rate	654,058	—	—	—	35,383	175,988	439,750	651,121
Construction	509,085	32,342	70,551	19,300	108,931	18,341	138,577	388,042
Freddie Mac	3,756	—	2,568	—	1,377	—	—	3,945
SBA - 7(a)	1,103,940	150,888	162,885	115,567	244,353	160,780	209,002	1,043,475
Other	279,385	21,197	16,220	3,130	5,026	581	203,181	249,335
Total Loans, net	$5,491,880	$290,777	$547,264	$324,720	$1,521,945	$1,445,492	$1,064,179	$5,194,377
Gross write-offs		$262	$4,515	$5,993	$1,438	$5,900	$184,402	$202,510
The tables below present delinquency information on loans, net by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2026	2025	2024	2023	2022	Pre 2022	Total
March 31, 2026
Current	$3,526,286	$28,195	$218,150	$381,119	$220,910	$921,002	$1,559,717	$3,329,093
30 - 59 days past due	227,440	10	4,555	25,666	5,069	81,711	102,504	219,515
60+ days past due	720,258	64	2,332	82,311	5,202	271,108	258,250	619,267
Total Loans, net	$4,473,984	$28,269	$225,037	$489,096	$231,181	$1,273,821	$1,920,471	$4,167,875
	UPB	2025	2024	2023	2022	2021	Pre 2021	Total
December 31, 2025
Current	$4,478,531	$286,900	$386,892	$293,829	$1,152,549	$1,171,991	$983,329	$4,275,490
30 - 59 days past due	392,885	1,788	126,870	9,336	147,167	92,247	11,691	389,099
60+ days past due	620,464	2,089	33,502	21,555	222,229	181,254	69,159	529,788
Total Loans, net	$5,491,880	$290,777	$547,264	$324,720	$1,521,945	$1,445,492	$1,064,179	$5,194,377
The table below presents delinquency information on loans, net by portfolio.

(in thousands)	Current	30 - 59 days past due	60+ days past due	Total	Non-Accrual Loans	90+ days past due and Accruing
March 31, 2026
Bridge	$1,221,900	$132,530	$531,274	$1,885,704	$1,065,566	$—
Fixed rate	569,617	15,073	25,658	610,348	25,659	—
Construction	356,199	20,577	21,288	398,064	40,587	—
Freddie Mac	—	—	3,945	3,945	3,945	—
SBA - 7(a)	948,452	48,060	33,341	1,029,853	80,727	4,738
Other	232,925	3,275	3,761	239,961	4,115	69
Total Loans, net	$3,329,093	$219,515	$619,267	$4,167,875	$1,220,599	$4,807
Percentage of loans outstanding	79.8%	5.3%	14.9%	100%	29.3%	0.1%
December 31, 2025
Bridge	$2,099,318	$358,838	$400,303	$2,858,459	$1,151,022	$—
Fixed rate	621,708	3,279	26,134	651,121	20,738	—
Construction	343,450	1,496	43,096	388,042	62,395	—
Freddie Mac	—	—	3,945	3,945	3,945	—
SBA - 7(a)	971,069	20,669	51,737	1,043,475	84,795	90
Other	239,945	4,817	4,573	249,335	4,229	—
Total Loans, net	$4,275,490	$389,099	$529,788	$5,194,377	$1,327,124	$90
Percentage of loans outstanding	82.3%	7.5%	10.2%	100%	25.5%	—%

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
The collateral concentration of the loan portfolio considers economic factors or events may have a more pronounced impact on certain sectors or property types.
The table below presents quantitative information on the credit quality of loans, net.

	LTV(1)
(in thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
March 31, 2026
Bridge	$—	$17,833	$129,827	$642,859	$693,135	$402,050	$1,885,704
Fixed rate	437	22,309	284,626	277,316	17,335	8,325	610,348
Construction	2,582	13,344	111,582	127,082	63,637	79,837	398,064
Freddie Mac	—	—	—	3,945	—	—	3,945
SBA - 7(a)	12,943	59,329	147,501	302,793	154,831	352,456	1,029,853
Other	62,542	74,929	61,549	24,618	13,663	2,660	239,961
Total Loans, net	$78,504	$187,744	$735,085	$1,378,613	$942,601	$845,328	$4,167,875
Percentage of loans outstanding	1.9%	4.5%	17.6%	33.1%	22.6%	20.3%	100%
December 31, 2025
Bridge	$1,463	$29,207	$188,215	$1,235,997	$906,428	$497,149	$2,858,459
Fixed rate	19	23,042	294,209	308,158	17,368	8,325	651,121
Construction	11,162	14,708	84,525	147,776	49,540	80,331	388,042
Freddie Mac	—	—	—	3,945	—	—	3,945
SBA - 7(a)	13,516	58,812	148,369	305,993	158,710	358,075	1,043,475
Other	66,133	77,651	63,158	28,114	11,347	2,932	249,335
Total Loans, net	$92,293	$203,420	$778,476	$2,029,983	$1,143,393	$946,812	$5,194,377
Percentage of loans outstanding	1.8%	3.9%	15.0%	39.1%	22.0%	18.2%	100%
(1)LTV is calculated by dividing the current UPB by the most recent collateral value received. The most recent value for performing loans is often the third-party as-is valuation utilized during the original underwriting process.
The table below presents the geographic concentration of loans, net, secured by real estate.

Geographic Concentration (% of UPB)	March 31, 2026	December 31, 2025
Texas	25.4%	25.8%
California	11.0	12.7
Arizona	10.4	9.2
Florida	7.6	8.9
Georgia	5.8	6.0
New York	4.2	3.7
Washington	3.8	3.1
North Carolina	2.2	2.0
Ohio	2.2	1.8
New Jersey	2.2	1.8
Other	25.2	25.0
Total	100%	100%
The table below presents the collateral type concentration of loans, net.

Collateral Concentration (% of UPB)	March 31, 2026	December 31, 2025
Multi-family	49.9%	56.6%
SBA	24.4	20.1
Land	5.6	4.3
Retail	5.4	4.7
Industrial	4.7	4.0
Office	3.2	3.2
Mixed Use	2.6	3.0
Other	4.2	4.1
Total	100%	100%

The table below presents the collateral type concentration of SBA loans within loans, net.

Collateral Concentration (% of UPB)	March 31, 2026	December 31, 2025
Lodging	20.7%	21.2%
Grocery Stores	8.4	8.7
Eating Places	7.6	7.6
Child Day Care Services	4.9	5.2
General Freight Trucking, Local	4.4	4.4
Gasoline Service Stations	2.9	2.8
Offices of Physicians	2.3	2.3
Coin-Operated Laundries and Drycleaners	2.1	2.1
Car Washes	1.8	1.7
Funeral Service & Crematories	0.9	0.9
Other	44.0	43.1
Total	100%	100%
Allowance for credit losses
The allowance for credit losses consists of the allowance for losses on loans and lending commitments accounted for at amortized cost. Such loans and lending commitments are reviewed quarterly considering credit quality indicators, including probable and historical losses, collateral values, LTV ratios, and economic conditions.
The table below presents the allowance for loan losses by loan product and impairment methodology.

(in thousands)	Bridge	Fixed rate	Construction	SBA - 7(a)	Other	Total
March 31, 2026
General	$1,782	$1,239	$982	$28,674	$1,448	$34,125
Specific	81,046	1,838	27,273	10,161	10,091	130,409
PCD	—	—	71,133	—	—	71,133
Ending balance	$82,828	$3,077	$99,388	$38,835	$11,539	$235,667
December 31, 2025
General	$7,921	$1,749	$587	$28,615	$1,427	$40,299
Specific	72,714	1,596	22,917	10,039	10,091	117,357
PCD	—	—	60,861	—	—	60,861
Ending balance	$80,635	$3,345	$84,365	$38,654	$11,518	$218,517
The table below presents a summary of the changes in the allowance for loan losses.

(in thousands)	Bridge	Fixed rate	Construction	SBA - 7(a)	Other	Total
Three Months Ended March 31, 2026
Beginning balance	$80,635	$3,345	$84,365	$38,654	$11,518	$218,517
Provision for (recoveries of) loan losses	41,157	(268)	12,902	4,386	21	58,198
Time value of money adjustment	—	—	3,127	—	—	3,127
Charge-offs and sales	(38,964)	—	(1,006)	(4,403)	—	(44,373)
Recoveries	—	—	—	198	—	198
Ending balance	$82,828	$3,077	$99,388	$38,835	$11,539	$235,667
Three Months Ended March 31, 2025
Beginning balance	$170,445	$5,114	$140,139	$22,087	$2,154	$339,939
Provisions for (recoveries of) loan losses	(139,396)	5,116	10,490	8,088	701	(115,001)
PCD	—	—	16,626	—	—	16,626
Charge-offs and sales	—	(1,000)	(1,204)	(226)	—	(2,430)
Recoveries	—	—	—	86	—	86
Ending balance	$31,049	$9,230	$166,051	$30,035	$2,855	$239,220
The table above excludes $8.0 million and $2.9 million of allowance for loan losses on unfunded lending commitments as of March 31, 2026 and March 31, 2025, respectively. Refer to Note 3 – Summary of Significant Accounting Policies
for more information on accounting policies, methodologies and judgment applied to determine the allowance for loan losses and lending commitments.

Non-accrual loans
A loan is placed on nonaccrual status when it is probable that principal and interest will not be collected under the original contractual terms. At that time, interest income is no longer accrued.
The table below presents information on non-accrual loans.

(in thousands)	March 31, 2026	December 31, 2025
Non-accrual loans
With an allowance	$1,198,578	$1,290,859
Without an allowance	22,021	36,265
Total carrying value of non-accrual loans	$1,220,599	$1,327,124
Allowance for loan losses related to non-accrual loans	$(146,652)	$(133,750)
UPB of non-accrual loans	$1,373,876	$1,466,969

	March 31, 2026	March 31, 2025
Interest income on non-accrual loans for the three months ended	$9,128	$3,214
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
Three months ended March 31, 2026. During the three months ended March 31, 2026, the Company entered into 50 loan modifications with an aggregate carrying value of $232.2 million, or 5.6% of total loans, net. These modified loans include a combination of changes to the contractual terms which were in the form of interest rate reductions, term extensions and other-than-insignificant payment delays.
There were 5 loans with an aggregate carrying value of $145.4 million, or 3.5% of loans, net, that were modified to include both term extensions which ranged between 2 and 60 months with a weighted average of 14 months added to the original loan term and interest payment deferrals which ranged between 2 and 9 months with a weighted average of 3 months. There were 44 loans with an aggregate carrying value of $86.7 million, or 2.1% of loans, net that were modified to include interest payment deferrals which ranged between 3 and 23 months with a weighted average of 4 months and include payments for periods before the modification date. There was 1 loan with a carrying value of $0.1 million, or less than 0.1% of loans, net that was modified to include both a 14 month interest payment deferral and an interest rate reduction from Prime + 2.75% to a fixed rate of 9.00% from February 2026 to May 2033. Interest payment deferral payment modifications include the reduction of interest payments to equal excess net operating income with the difference between the original rate and the interest collected due at maturity. In most cases, default interest is waived.
During the three months ended March 31, 2026, no capital was invested by the borrowers.
Three months ended March 31, 2025. During the three months ended March 31, 2025, the Company entered into 23 loan modifications with an aggregate carrying value of $166.0 million, or 2.2% of total loans, net. These modified loans include a combination of changes to the contractual terms which were in the form of term extensions and other-than-
insignificant payment delays.
There were 2 loans with an aggregate carrying value of $66.4 million, or 0.9% of loans, net that were assumed by new borrowers and modified to include both term extensions and interest payment deferrals. The term extensions ranged between 19 and 32 months with a weighted average of 25 months added to the original loan term. Interest payment deferrals ranged between 12 and 24 months with a weighted average of 17 months. There was 1 loan with a carrying value of $44.2 million, or 0.5% of loans, net that was assumed by a new borrower with a 35 months term extension added to the original loan term. There were 4 loans with an aggregate carrying value of $29.6 million, or 0.4% of loans, net that were modified to include both term extensions and interest payment deferrals. The term extensions ranged between 12 and 60 months with a weighted average of 14 months added to the original loan term. Interest payment deferrals ranged between 6 and 24 months with a weighted average of 15 months and include payments for periods before the modification date. There were 6 loans with an aggregate carrying value of $21.1 million, or 0.3% of loans, net that were modified to include term extensions which ranged between 5 and 60 months with a weighted average of 16 months added to the original loan term. There were 10 loans with an aggregate carrying value of $4.7 million, or 0.1% of loans, net that were modified to include interest payment deferrals which ranged between 6 and 16 months with a weighted average of 6 months and include payments for periods before the modification date. Interest payment deferral payment modifications include the reduction of interest payments to equal excess net operating income with the difference between the original rate and the interest collected due at maturity. In most cases, default interest is waived.
During the three months ended March 31, 2025, $10.2 million of total capital was invested by the borrowers, substantially all in the form of payments in contribution to reserve accounts.
The remaining elements of the Company’s modification programs are generally considered insignificant and do not have a material impact on financial results.
Allowance for loan losses. The Company’s allowance for loan losses reflects estimates of expected life-time loan losses, which considers historical loan losses including losses from modified loans to borrowers experiencing financial difficulty. The Company continues to estimate the allowance for loan losses after modification using loan-specific inputs. A majority of the modified loans during the three months ended March 31, 2026 were performing in accordance with the modified contractual terms however, $232.2 million were on nonaccrual status regarding the ultimate collectability of the contractually due principal and interest. Substantially all of the modified loans during the three months ended March 31, 2025 were on accrual status and performing in accordance with the modified contractual terms.
Loans with modifications disclosed in the previous twelve months are performing in accordance with their modified terms as of March 31, 2026, except for 52 loans with a carrying value of $185.8 million which did not make payments in accordance with their modified terms during the three months ended March 31, 2026.
On loans for which the Company determines foreclosure of the collateral is probable, expected losses are measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. As of March 31, 2026 and December 31, 2025, the Company’s total carrying amount of loans in the foreclosure process was $25.7 million and $17.9 million, respectively.
Lending commitments. For the three months ended March 31, 2026 and March 31, 2025, lending commitments to borrowers experiencing financial difficulty for which the Company has modified the loan terms were $2.2 million and
$6.8 million, respectively.
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
The Company did not acquire any PCD loans during the three months ended March 31, 2026.
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

As of March 31, 2026, the CVRs associated with the closing of the UDF IV Merger were valued at approximately $19.9 million or $1.56 per CVR.
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
The table below presents financial instruments carried at fair value on a recurring basis.

(in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2026
Assets:
Money market funds (1)	$121,876	$—	$—	$121,876
Loans, net	—	—	462	462
Loans, held for sale	—	87,198	—	87,198
PPP loans (2)	—	266	—	266
MBS	—	31,649	—	31,649
Derivative instruments	—	4,104	—	4,104
Investment in unconsolidated joint ventures	—	—	5,517	5,517
Preferred equity investment (3)	—	—	72,651	72,651
Receivable from third party (2)	—	—	12,360	12,360
Total assets	$121,876	$123,217	$90,990	$336,083

Liabilities:
Derivative instruments	—	948	—	948
Contingent consideration	—	—	20,441	20,441
Total liabilities	$—	$948	$20,441	$21,389
December 31, 2025
Assets:
Money market funds (1)	$136,496	$—	$—	$136,496
Loans, net	—	—	737	737
Loans, held for sale	—	73,094	—	73,094
PPP loans (2)	—	208	—	208
MBS	—	34,501	—	34,501
Derivative instruments	—	6,740	—	6,740
Investment in unconsolidated joint ventures	—	—	5,737	5,737
Preferred equity investment (3)	—	—	79,887	79,887
Receivable from third party (2)	—	—	12,360	12,360
Total assets	$136,496	$114,543	$98,721	$349,760

Liabilities:
Derivative instruments	—	1,432	—	1,432
Contingent consideration	—	—	18,698	18,698
Total liabilities	$—	$1,432	$18,698	$20,130
(1) Money market funds are included in cash and cash equivalents on the consolidated balance sheets
(2) Asset is included in other assets on the consolidated balance sheets
(3) Preferred equity investment held through consolidated joint ventures is included in assets of consolidated VIEs on the consolidated balance sheets
The table below presents the valuation techniques and significant unobservable inputs used to value Level 3 financial instruments, using third party information without adjustment.

(in thousands)	Fair Value	Predominant Valuation Technique (1)	Type	Range	Weighted Average
March 31, 2026
Assets:
Investment in unconsolidated joint ventures	$5,517	Income Approach	Discount rate	9.0%	9.0%
Preferred equity investment	72,651	Income Approach	Discount rate	12.0%	12.0%
Receivable from third party	12,360	Income Approach	Debt Yield | Capitalization Rate	7.3% | 6.0%	7.3% | 6.0%
Total assets	$90,528
Liabilities:
Contingent consideration- Madison One (2)	$496	Monte Carlo Simulation Model	Net income volatility | Risk- adjusted discount rate	64.0% | 47.3%	64.0% | 47.3%
Contingent consideration - UDF	19,945	Distributable Cash Flow Approach	Discount factor	18.5%	18.5%
Total liabilities	$20,441
December 31, 2025
Assets:
Investment in unconsolidated joint ventures	$5,737	Income Approach	Discount rate	9.0%	9.0%
Preferred equity investment	79,887	Income Approach	Discount rate	12.0%	12.0%
Receivable from third party	12,360	Income Approach	Debt Yield | Capitalization Rate	7.3% | 6.0%	7.3% | 6.0%
Total assets	$97,984
Liabilities:
Contingent consideration- Madison One (2)	$526	Monte Carlo Simulation Model	Net income volatility | Risk- adjusted discount rate	64.0% | 50.8%	64.0% | 50.8%
Contingent consideration - UDF	18,172	Distributable Cash Flow Approach	Discount factor	18%	18%
Total liabilities	$18,698
(1) Prices are weighted based on the UPB of the loans and securities included in the range for each class.
(2) Contingent Consideration- Madison One refers to the contingent consideration in connection with the acquisition of Madison One Capital, M1 CUSO and Madison One
Lender Services (“Madison One”) on June 5, 2024.
Included within Level 3 assets of $91.0 million as of March 31, 2026 and $98.7 million as of December 31, 2025, is $0.5 million and $0.7 million, respectively, of transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value.

The table below presents a summary of changes in fair value for Level 3 assets and liabilities.

	Three Months Ended March 31,
(in thousands)	2026	2025
Assets:
Loans, net
Beginning balance	$737	$3,533
Purchases or Originations	122	—
Sales / Principal payments	(468)	(834)
Unrealized gains (losses), net	71	(681)
Ending balance	$462	$2,018
Loans, held for sale
Beginning balance	—	2,750
Unrealized gains (losses), net	—	10
Ending balance	$—	$2,760
Investment in unconsolidated joint ventures
Beginning balance	5,737	6,577
Unrealized gains (losses), net	(220)	(206)
Ending balance	$5,517	$6,371
Preferred equity investment (1)
Beginning balance	79,887	92,810
Unrealized gains (losses), net	(7,236)	—
Ending balance	$72,651	$92,810
Receivable from third party
Beginning balance	12,360	—
Ending balance	$12,360	$—
Total assets
Beginning balance	98,721	105,670
Purchases or Originations	122	—
Sales / Principal payments	(468)	(834)
Unrealized gains (losses), net	(7,385)	(877)
Ending balance	$90,990	$103,959
Liabilities:
Contingent consideration
Beginning balance	18,698	573
Unrealized (gains) losses, net	1,743	—
Mergers and acquisitions (2)	—	15,409
Ending balance	$20,441	$15,982
(1)Preferred equity investment held through consolidated joint ventures is included in assets of consolidated VIE's on the consolidated balance sheets.
(2)Includes assets acquired and liabilities assumed as a result of the UDF IV Merger in 2025. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the UDF IV Merger.
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
Financial instruments not carried at fair value
The table below presents the carrying value and estimated fair value of financial instruments that are not carried at fair value and are classified as Level 3.

	March 31, 2026		December 31, 2025
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Loans, net	$4,167,413	$3,883,760	$5,193,640	$5,022,286
Loans, held for sale	273,030	273,030	637,833	637,833
Servicing rights	123,687	141,334	126,279	143,179
Total assets	$4,564,130	$4,298,124	$5,957,752	$5,803,298
Liabilities:
Secured borrowings	2,321,443	2,321,443	2,788,926	2,788,926
Securitized debt obligations of consolidated VIEs, net	526,535	501,331	1,174,785	1,150,551
Senior secured notes, net	723,707	700,944	722,729	711,705
Guaranteed loan financing	501,736	527,111	524,091	550,556
Corporate debt, net	536,972	480,295	652,487	617,477
Total liabilities	$4,610,393	$4,531,124	$5,863,018	$5,819,215
As of both March 31, 2026 and December 31, 2025, other assets and accounts payable and accrued liabilities are not carried at fair value but generally approximate fair value. Further details are presented in Note 18 – Other Assets and
Other Liabilities.
Note 8. Servicing Rights
The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The
Company’s servicing fees are specified by pooling and servicing agreements.
The table below presents information about servicing rights at amortized cost.

	Three Months Ended March 31,
(in thousands)	2026	2025
SBA
Beginning net carrying amount	$41,056	$39,227
Additions	1,412	4,863
Amortization	(1,764)	(1,634)
Recovery (impairment)	(733)	833
Ending net carrying amount	$39,971	$43,289
Multi-family
Beginning net carrying amount	61,331	67,996
Additions	1,673	572
Amortization	(2,996)	(3,009)
Ending net carrying amount	$60,008	$65,559
USDA
Beginning net carrying amount	20,620	16,465
Additions	470	689
Amortization	(790)	(687)
Recovery	467	19
Ending net carrying amount	$20,767	$16,486
Small business loans
Beginning net carrying amount	3,272	4,752
Additions	440	544
Amortization	(661)	(789)
Impairment	(110)	(27)
Ending net carrying amount	$2,941	$4,480
Total servicing rights	$123,687	$129,814
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
The table below presents additional information about servicing rights at amortized cost.

	As of March 31, 2026		As of December 31, 2025
(in thousands)	UPB	Carrying Value	UPB	Carrying Value
SBA	$1,902,485	$39,971	$1,916,211	$41,056
Multi-family	6,269,434	60,008	6,318,735	61,331
USDA	698,288	20,767	699,779	20,620
Small business loans	398,679	2,941	419,016	3,272
Total	$9,268,886	$123,687	$9,353,741	$126,279
The table below presents significant assumptions used in the estimated valuation of servicing rights at amortized cost.

	March 31, 2026				December 31, 2025
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA
Forward prepayment rate	4.4%	-	21.6%	9.4%	6.0%	-	21.6%	9.8%
Forward default rate	0.0%	-	3.8%	1.2%	0.0%	-	3.8%	1.3%
Discount rate	7.4%	-	21.1%	12.7%	7.4%	-	19.0%	11.9%
Servicing expense	0.4%	-	0.4%	0.4%	0.4%	-	0.4%	0.4%

Multi-family
Forward prepayment rate	0.0%	-	7.6%	2.4%	0.0%	-	7.6%	7.3%
Forward default rate	0.0%	-	0.2%	0.1%	0.0%	-	0.2%	0.1%
Discount rate	5.2%	-	5.2%	5.2%	5.2%	-	5.2%	5.2%
Servicing expense	0.0%	-	0.8%	0.1%	0.0%	-	0.8%	0.1%

USDA
Forward prepayment rate	6.0%	-	17.7%	12.5%	5.5%	-	16.9%	12.1%
Discount rate	3.9%	-	5.1%	4.9%	4.9%	-	6.0%	5.8%
Servicing expense	0.1%	-	0.3%	0.2%	0.1%	-	0.3%	0.2%

Small business loans
Discount rate	6.0%	-	6.0%	6.0%	6.0%	-	6.0%	6.0%
Servicing expense	0.5%	-	0.5%	0.5%	0.5%	-	0.5%	0.5%
Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The table below presents the possible impact of 10% and 20% adverse changes to key assumptions on servicing rights.

(in thousands)	March 31, 2026	December 31, 2025
SBA
Forward prepayment rate
Impact of 10% adverse change	$(1,127)	$(1,228)
Impact of 20% adverse change	$(2,195)	$(2,390)
Forward default rate
Impact of 10% adverse change	$(188)	$(199)
Impact of 20% adverse change	$(375)	$(396)
Discount rate
Impact of 10% adverse change	$(1,366)	$(1,356)
Impact of 20% adverse change	$(2,637)	$(2,621)
Servicing expense
Impact of 10% adverse change	$(2,630)	$(2,697)
Impact of 20% adverse change	$(5,261)	$(5,394)
Multi-family
Forward prepayment rate
Impact of 10% adverse change	$(454)	$(470)
Impact of 20% adverse change	$(892)	$(923)
Forward default rate
Impact of 10% adverse change	$(27)	$(28)
Impact of 20% adverse change	$(54)	$(56)
Discount rate
Impact of 10% adverse change	$(1,818)	$(1,852)
Impact of 20% adverse change	$(3,561)	$(3,625)
Servicing expense
Impact of 10% adverse change	$(2,365)	$(2,422)
Impact of 20% adverse change	$(4,730)	$(4,845)
USDA
Forward prepayment rate
Impact of 10% adverse change	$(1,136)	$(1,066)
Impact of 20% adverse change	$(2,167)	$(2,040)
Discount rate
Impact of 10% adverse change	$(453)	$(526)
Impact of 20% adverse change	$(887)	$(1,027)
Servicing expense
Impact of 10% adverse change	$(803)	$(797)
Impact of 20% adverse change	$(1,605)	$(1,593)
Small business loans
Discount rate
Impact of 10% adverse change	$(11)	$(15)
Impact of 20% adverse change	$(22)	$(29)
Servicing expense
Impact of 10% adverse change	$(277)	$(280)
Impact of 20% adverse change	$(554)	$(560)
The table below presents estimated future amortization expense for servicing rights.

(in thousands)	March 31, 2026
2026	$17,417
2027	20,023
2028	16,720
2029	14,580
2030	12,825
Thereafter	42,122
Total	$123,687
Note 9. Discontinued Operations and Assets and Liabilities Held for Sale
In the fourth quarter of 2023, the Company’s board of directors (the “Board”) approved a plan to strategically shift the
Company’s core focus to LMM commercial real estate lending and small business loans, which contemplates the disposition of assets and liabilities of the Company’s Residential Mortgage Banking segment. Accordingly, the then
Residential Mortgage Banking segment met the criteria to be classified as held for sale on the consolidated balance sheets, presented as discontinued operations on the consolidated statements of operations, and excluded from continuing operations for all periods presented. In the second and fourth quarters of 2024, the Company sold $4.7 billion and
$2.9 billion of residential mortgage servicing rights for net proceeds of $61.8 million and $47.4 million, respectively, as part of the Company’s disposition of its Residential Mortgage Banking segment. In the first quarter of 2025, the
Company sold $4.2 billion of residential mortgage servicing rights for net proceeds of $9.8 million. The Company completed the disposition of its Residential Mortgage Banking segment effective on June 30, 2025 through the sale of all of the issued and outstanding equity of GMFS, LLC. The aggregate consideration consists of approximately $3.5 million paid at closing, as adjusted for closing and other costs related to the disposition and subject to customary post-closing adjustments, plus certain deferred payments related to the sale of MSRs and an earnout opportunity not to exceed
$5.5 million in the approximately 30 months after closing based on the performance of the sold business.
The table below presents the operating results of the Residential Mortgage Banking segment presented as discontinued
operations.

	Three Months Ended March 31,
(in thousands)	2026	2025
Interest income	$—	$2,118
Interest expense	—	(2,024)
Net interest income (expense)	$—	$94
Non-interest income
Residential mortgage banking activities	—	10,415
Net realized gain (loss) on financial instruments	—	9,832
Net unrealized gain (loss) on financial instruments	—	(8,952)
Servicing income, net of amortization and impairment	—	1,433
Other income	—	4
Total non-interest income	$—	$12,732
Non-interest expense
Employee compensation and benefits	—	(3,561)
Variable expenses on residential mortgage banking activities	—	(6,419)
Professional fees	—	(548)
Loan servicing expense	—	(1,428)
Other operating expenses	—	(1,464)
Total non-interest expense	$—	$(13,420)
Loss from discontinued operations before income tax benefit	—	(594)
Income tax benefit	—	149
Net loss from discontinued operations	$—	$(445)
Note 10. Secured Borrowings
The table below presents certain characteristics of secured borrowings.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	March 31, 2026	December 31, 2025
3	SBA loans	April 2026 to June 2027	SOFR + 2.55% Prime - 0.82%	$335,000	$382,817	$301,025	$307,522
1	LMM loans - USD	May 2026	SOFR + 1.35%	40,000	8,490	8,277	16,425
1	LMM loans - Non-USD (4)	January 2027	EURIBOR + 3.00%	58,696	21,356	29,413	29,965
2	USDA loans	June 2027 - August 2028	SOFR + 2.75%	198,500	33,851	19,285	31,204
Total borrowings under credit facilities and other financing agreements				$632,196	$446,514	$358,000	$385,116
7	LMM loans	June 2026 - September 2028	SOFR + 2.56%	3,425,000	2,997,237	1,841,176	2,277,028
5	MBS	April 2026 - September 2026	5.38%	122,267	212,800	122,267	126,782
Total borrowings under repurchase agreements				$3,547,267	$3,210,037	$1,963,443	$2,403,810
Total secured borrowings				$4,179,463	$3,656,551	$2,321,443	$2,788,926
(1)Represents the total number of facility lenders.
(2)Current maturity does not reflect extension options available beyond original commitment terms.
(3)Asset class pricing is determined using an index rate plus a weighted average spread.
(4)Non-USD denominated credit facilities and repurchase agreements have been converted into USD for purposes of this disclosure.

In the table above, the agreements governing secured borrowings require maintenance of certain financial and debt covenants. As of both March 31, 2026 and December 31, 2025, certain financing counterparties covenants calculations were amended to exclude the PPPLF from certain covenant calculations. As of both March 31, 2026 and December 31,
2025 the Company was in compliance with all debt and financial covenants, as amended.
The table below presents the carrying value of collateral pledged with respect to secured borrowings outstanding.

	Pledged Assets Carrying Value
(in thousands)	March 31, 2026	December 31, 2025
Collateral pledged - borrowings under credit facilities and other financing agreements
Loans, held for sale	$25,941	$28,516
Loans, net	420,573	423,151
Total	$446,514	$451,667
Collateral pledged - borrowings under repurchase agreements
Loans, net	2,208,675	2,284,251
MBS	31,648	34,501
Retained interest in assets of consolidated VIEs	181,151	188,113
Loans, held for sale	272,230	506,883
Real estate acquired in settlement of loans	516,333	546,835
Total	$3,210,037	$3,560,583
Total collateral pledged on secured borrowings	$3,656,551	$4,012,250
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
The 2026 Senior Secured Notes were issued pursuant to a note purchase agreement, which contains certain customary negative covenants and requirements relating to the collateral and the Company, ReadyCap Holdings, and the 2026 SSN
Guarantors, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio, and limitations on transactions with affiliates.
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
The 2028 Senior Secured Notes were issued pursuant to a note purchase agreement, which contains certain customary negative covenants and requirements relating to the collateral and the Company, ReadyCap Holdings, and the 2028 SSN
Guarantors, including maintenance of minimum tangible net worth, maximum debt to net worth ratio, unencumbered cash and asset requirements, and limitations on transactions with affiliates.
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
The Term Loan was issued pursuant to a credit agreement, which contains certain customary representations and warranties and affirmative and negative covenants and requirements relating to the collateral and the Company, Ready
Term Holdings, and the Term Loan Guarantors, including maintenance of a minimum asset coverage ratio and a maximum debt to equity ratio.
As of March 31, 2026, the Company was in compliance with all covenants with respect to the Senior Secured Notes and the Term Loan, as amended.
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
As of March 31, 2026, the Company was in compliance with all covenants with respect to its Corporate debt.
The table below presents information about senior secured notes and corporate debt issued through public and private transactions.

(in thousands)	Coupon Rate	Maturity Date	March 31, 2026
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Senior secured notes principal amount(2)	9.375%	3/1/2028	270,000
Term loan principal amount(3)	SOFR + 5.50%	4/12/2029	115,250
Unamortized discount			(1,747)
Unamortized deferred financing costs			(9,796)
Total senior secured notes, net			$723,707
Corporate debt principal amount(4)	5.50%	12/30/2028	110,000
Corporate debt principal amount(5)	6.20%	7/30/2026	67,443
Corporate debt principal amount(6)	7.375%	7/31/2027	100,000
Corporate debt principal amount(7)	5.00%	11/15/2026	100,000
Corporate debt principal amount(8)	9.00%	12/15/2029	129,371
Unamortized discount - corporate debt			(4,600)
Unamortized deferred financing costs - corporate debt			(1,492)
Junior subordinated notes principal amount(9)	SOFR + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(10)	SOFR + 3.10%	4/30/2035	21,250
Total corporate debt, net			$536,972
Total carrying amount of debt			$1,260,679
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
(9) Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(10) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.

The table below presents the contractual maturities for senior secured notes and corporate debt.

(in thousands)	March 31, 2026
2026	$517,443
2027	100,000
2028	380,000
2029	244,621
2030	—
Thereafter	36,250
Total contractual amounts	$1,278,314
Unamortized deferred financing costs, discounts, and premiums, net	(17,635)
Total carrying amount of debt	$1,260,679
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
interest expense in the accompanying consolidated statements of operations. Guaranteed loan financings are secured by loans of $500.9 million and $524.3 million as of March 31, 2026 and December 31, 2025, respectively.
The table below presents guaranteed loan financing and the related interest rates and maturity dates.

(in thousands)	Weighted Average Interest Rate	Range of Interest Rates	Range of Maturities (Years)	Ending Balance
March 31, 2026	7.47%	1.45-12.25%	2026-2048	$501,736
December 31, 2025	7.97%	1.45-12.75%	2026-2048	$524,091
The table below presents the contractual maturities of guaranteed loan financing.

(in thousands)	March 31, 2026
2026	$168
2027	2,319
2028	3,675
2029	6,236
2030	8,380
Thereafter	480,958
Total	$501,736
Note 13. Variable Interest Entities and Securitization Activities
In the normal course of business, the Company enters into certain types of transactions with entities that are considered to be VIEs. The Company’s primary involvement with VIEs has been related to its securitization transactions in which it transfers assets to securitization vehicles, most notably trusts. The Company primarily securitizes its acquired and originated loans, which provides a source of funding and has enabled it to transfer a certain portion of economic risk on loans or related debt securities to third parties. The Company also transfers originated loans to securitization trusts sponsored by third parties. Third-party securitizations are securitization entities in which it maintains an economic interest but does not sponsor. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE. The majority of the VIE activity in which the Company is involved in are consolidated within its financial statements. Refer to Note 3 – Summary of Significant Accounting Policies for a
discussion of accounting policies applied to the consolidation of the VIE and transfer of the loans in connection with the securitization.
Consolidated VIEs
The Company consolidates variable interests held in an acquired joint venture investment for which it is the primary beneficiary. The equity held by the remaining owners and their portions of net income (loss) are reflected in stockholders’ equity on the consolidated balance sheets as Non-controlling interests and in the consolidated statements of operations as Net income attributable to noncontrolling interests, respectively. As of March 31, 2026 and December 31,
2025, income and expenses on joint venture investments identified as consolidated VIEs were not material.
The table below presents assets and liabilities of consolidated VIEs.

(in thousands)	March 31, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$803	$3
Restricted cash	1,064	1,944
Loans, net	817,315	1,694,079
Loans, held for sale	—	125,107
Preferred equity investment (1)	72,651	79,887
Receivable from third parties (1)	2,240	8,346
Accrued interest (1)	51,514	54,030
Real estate owned	15,288	15,288
Total assets	$960,875	$1,978,684
Liabilities:
Securitized debt obligations of consolidated VIEs, net	526,535	1,174,785
Due to third parties (2)	3,313	2,517
Accounts payable and other accrued liabilities	4	—
Total liabilities	$529,852	$1,177,302
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
The consolidation of securitization transactions includes the senior securities issued to third parties which are shown as securitized debt obligations of consolidated VIEs in the consolidated balance sheets.

The table below presents additional information on the Company’s securitized debt obligations.

	March 31, 2026			December 31, 2025
(in thousands)	Current Principal Balance	Carrying Value	Weighted Average Interest Rate	Current Principal Balance	Carrying Value	Weighted Average Interest Rate
ReadyCap Lending Small Business Trust 2019-2	$6,446	$5,368	6.8%	$6,446	$6,446	6.9%
ReadyCap Lending Small Business Trust 2023-3	63,505	60,196	7.4	63,505	62,534	7.4
Sutherland Commercial Mortgage Trust 2019-SBC8	69,145	68,201	2.9	73,286	72,280	2.9
Sutherland Commercial Mortgage Trust 2021-SBC10	43,753	43,207	1.7	45,769	45,157	1.7
ReadyCap Commercial Mortgage Trust 2018-4	41,081	40,407	4.8	42,907	42,112	4.8
ReadyCap Commercial Mortgage Trust 2019-5	41,223	38,573	5.2	42,233	39,341	5.1
ReadyCap Commercial Mortgage Trust 2019-6	112,145	110,066	3.8	133,104	130,847	3.6
ReadyCap Commercial Mortgage Trust 2022-7	164,285	160,517	4.0	165,203	161,139	4.1
Ready Capital Mortgage Financing 2021-FL7	—	—	—	270,204	270,204	6.3
Ready Capital Mortgage Financing 2023-FL11	—	—	—	136,698	136,698	7.6
Ready Capital Mortgage Financing 2023-FL12	—	—	—	208,060	208,027	7.9
Total	$541,583	$526,535	4.2%	$1,187,415	$1,174,785	5.7%
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
Unconsolidated VIEs
The Company does not consolidate variable interests held in an acquired joint venture investment accounted for as an equity method investment as it does not have the power to direct the activities that most significantly impact their economic performance and therefore, the Company only accounts for its specific interest in them.
The table below reflects variable interests in identified VIEs for which the Company is not the primary beneficiary.

	Carrying Amount		Maximum Exposure to Loss (1)
(in thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
MBS (2)	$31,649	$31,161	$31,649	$31,161
Investment in unconsolidated joint ventures	167,251	161,424	167,251	161,424
Total assets in unconsolidated VIEs	$198,900	$192,585	$198,900	$192,585
(1)Maximum exposure to loss is limited to the greater of the fair value or carrying value of the assets as of the consolidated balance sheet date.
(2)Retained interest in other third party sponsored securitizations.
Note 14. Interest Income and Interest Expense
Interest income and expense are recorded in the consolidated statements of operations and classified based on the nature of the underlying asset or liability.
The table below presents the components of interest income and expense.

	Three Months Ended March 31,
(in thousands)	2026	2025
Interest income
Loans, net
Bridge	$28,228	$96,197
Fixed rate	7,027	10,215
Construction	10,935	7,543
SBA - 7(a)	19,900	26,999
PPP (1)	50	446
Other	4,937	6,291
Total loans, net (2)	$71,077	$147,691
Loans, held for sale
Bridge	4,049	—
Fixed rate	411	26
Construction	—	327
SBA - 7(a)	1,408	2,381
Other	257	208
Total loans, held for sale (2)	$6,125	$2,942
Loans, held at fair value
Other	9	38
Total loans, held at fair value	$9	$38
Preferred equity investment (2)	3,253	3,302
MBS	1,266	994
Total interest income	$81,730	$154,967
Interest expense
Secured borrowings	(47,855)	(41,123)
PPPLF borrowings (3)	—	(14)
Securitized debt obligations of consolidated VIEs	(14,526)	(60,680)
Guaranteed loan financing	(8,823)	(12,930)
Senior secured notes	(14,525)	(10,110)
Corporate debt	(11,105)	(15,609)
Total interest expense	$(96,834)	$(140,466)
Net interest income (loss) before provision for loan losses	$(15,104)	$14,501
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

		March 31, 2026			December 31, 2025
(in thousands)	Primary Underlying Risk	Notional Amount	Derivative Asset	Derivative Liability	Notional Amount	Derivative Asset	Derivative Liability
Interest Rate Swaps - not designated as hedges	Interest rate risk	$26,300	$2,343	$—	$26,300	$2,085	$—
Interest Rate Swaps - designated as hedges	Interest rate risk	391,693	16,309	(23)	391,693	17,322	(224)
FX forwards	Foreign exchange rate risk	20,731	340	(925)	20,731	340	(1,208)
Total		$438,724	$18,992	$(948)	$438,724	$19,747	$(1,432)
The table below presents gains and losses on derivatives.

(in thousands)	Net Realized Gain (Loss)	Net Unrealized Gain (Loss)
Three Months Ended March 31, 2026
Interest rate swaps	$(82)	$1,520
Total	$(82)	$1,520
Three Months Ended March 31, 2025
Interest rate swaps	$1,946	$(515)
Total	$1,946	$(515)
In the table above:
•Gains (losses) on interest rate swaps and FX forwards are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of operations.
•For qualifying hedges of interest rate risk on interest rate swaps, the effective portion relating to the unrealized gain (loss) on derivatives are recorded in AOCI.
The table below summarizes the gains and losses on derivatives which have qualified for hedge accounting.

(in thousands)	Derivatives - effective portion reclassified from AOCI to income	Derivatives - effective portion recorded in OCI	Total change in OCI for period
Interest rate swaps
Three Months Ended March 31, 2026	$(218)	$(112)	$106
Three Months Ended March 31, 2025	$(252)	$(4,196)	$(3,944)
In the table above:
•Forecasted transactions on interest rates consists of benchmark interest rate hedges of SOFR indexed floating-
rate liabilities.
•Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.
•Amounts recorded in OCI for the period represents after tax amounts.
Note 16. Real Estate Owned

The table below presents details on the real estate owned portfolio.

(in thousands)	March 31, 2026	December 31, 2025
REO, held for sale:
Mixed use	$6,240	$19,709
Multi-family	86,724	79,141
Lodging	25,094	8,730
Residential	147,985	168,659
Office	9,797	9,686
Retail	3,880	3,880
Land	71,411	70,152
Other	544	187
Total REO, held for sale	$351,675	$360,144
REO, held for use:
Land	21,469	21,469
Building and improvements, net	224,253	225,355
Furniture, fixtures and equipment, net	12,818	13,257
Total REO, held for use	$258,540	$260,081
Total real estate owned	$610,215	$620,225
In the table above:
•Depreciation expense related to REO, held for use was $1.6 million for the three months ended March 31, 2026.
Accumulated depreciation related to REO, held for use was $4.4 million as of March 31, 2026. There was no such depreciation expense or accumulated depreciation as of or for the three months ended March 31, 2025.
•Other REO excludes $15.3 million as of both March 31, 2026 and December 31, 2025, of real estate owned, held for sale within consolidated VIEs.
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
$500 million.
The table below presents the management fee payable to the Manager.

	Three Months Ended March 31,
	2026	2025
Management fee - total	$4.1million	$5.6million
Management fee - amount unpaid	$7.8million	$5.6million
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
The table below presents the Incentive fee payable to the Manager.

	Three Months Ended March 31,
	2026	2025
Incentive fee distribution - total	$—	$—
Incentive fee distribution - amount unpaid	$—	$—
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
statements of operations.
The table below presents reimbursable expenses payable to the Manager.

	Three Months Ended March 31,
	2026	2025
Reimbursable expenses payable to Manager - total	$4.6million	$4.9million
Reimbursable expenses payable to Manager - amount unpaid	$7.4million	$5.3million
Co-Investment with Manager
On July 15, 2022, the Company closed on a $125.0 million commitment to invest into a parallel vehicle, Waterfall Atlas
Anchor Feeder, LLC (the “Fund”), a fund managed by the Manager, in exchange for interests in the Fund. In exchange for the Company’s commitment, the Company is entitled to 15% of any carried interest distributions received by the general partner of the Fund such that over the life of the Fund, the Company receives an internal rate of return of 1.5%
over the internal rate of return of the Fund. The Fund focuses on commercial real estate equity through the acquisition of distressed and value-add real estate across property types with local operating partners. As of March 31, 2026, the
Company has contributed $95.8 million of cash into the Fund for a remaining commitment of $29.2 million.
Loan Referrals with Clients of the Manager
In February and March of 2026 the Company sourced three loan opportunities that were referred to and funded by clients of the Manager. These opportunities were for loans with a total UPB of approximately $171.7 million, of which
$23.5 million was the refinance of one of the Company’s existing loans.
The Company received a fee of 0.6% of UPB in exchange for these referrals.
Note 18. Other Assets and Other Liabilities
The table below presents the composition of other assets and other liabilities.

(in thousands)	March 31, 2026	December 31, 2025
Other assets:
Goodwill	$49,501	$49,501
Deferred loan exit fees	10,143	19,179
Accrued interest	25,954	42,143
Due from servicers	28,008	71,999
Intangible assets	37,419	38,172
Receivable from third party	57,178	43,968
Deferred financing costs	10,392	12,489
Deferred tax asset	201,573	201,573
Tax receivable	16,733	719
Right-of-use lease asset	3,198	3,368
PPP receivables	6,820	8,783
Other	19,464	16,344
Other assets	$466,383	$508,238
Accounts payable and other accrued liabilities:
Accrued salaries, wages and commissions	24,351	35,691
Accrued interest payable	33,664	40,306
Servicing principal and interest payable	18,418	19,388
Repair and denial reserve	12,682	12,328
Payable to related parties	4,235	9,720
PPP liabilities	3,834	8,592
Accrued professional fees	718	2,697
Lease payable	8,246	8,565
Liabilities of consolidated VIEs	3,317	2,517
Other	51,736	31,832
Total accounts payable and other accrued liabilities	$161,201	$171,636
Goodwill
The table below presents the carrying value of goodwill by reportable segment.

(in thousands)	March 31, 2026	December 31, 2025
LMM Commercial Real Estate	$27,324	$27,324
Small Business Lending	22,177	22,177
Total	$49,501	$49,501

Intangible assets
The table below presents information on intangible assets.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2026
Amortized intangible assets:
Internally developed software	$27,204	$12,604	$14,600
Customer relationships	11,968	2,434	9,534
Broker network	7,250	1,750	5,500
Trade name	2,500	208	2,292
Above market leases	2,008	139	1,869
Other	3,566	1,204	2,362
Unamortized intangible assets:
Trademark	262	—	262
SBA license	1,000	—	1,000
Total intangible assets	$55,758	$18,339	$37,419
Amortized intangible liabilities:
Below market leases	$(426)	$(22)	$(404)
Total intangible liabilities	$(426)	$(22)	$(404)
December 31, 2025
Amortized intangible assets:
Internally developed software	$26,120	$11,520	$14,600
Customer relationships	10,299	2,236	8,063
Broker network	9,000	1,500	7,500
Above market leases	1,958	89	1,869
Other	3,536	1,158	2,378
Unamortized intangible assets:
Trade name	2,500	—	2,500
Trademark	262	—	262
SBA license	1,000	—	1,000
Total intangible assets	$54,675	$16,503	$38,172
Amortized intangible liabilities:
Below market leases	$(418)	$(14)	$(404)
Total intangible liabilities	$(418)	$(14)	$(404)
The amortization expense related to intangible assets was $1.8 million for the three months ended March 31, 2026 and
$1.6 million for the three months ended March 31, 2025, respectively. Such amounts are recorded as other operating expenses in the consolidated statements of operations.
The table below presents amortization expense related to finite-lived intangible assets for the subsequent five years.

(in thousands)	March 31, 2026
2026	$5,449
2027	7,128
2028	6,102
2029	3,898
2030	2,475
Thereafter	10,701
Total	$35,753
Note 19. Other Income and Operating Expenses

The table below presents the composition of other income and operating expenses.

	Three Months Ended March 31,
(in thousands)	2026	2025
Other income:
Origination income	$6,676	$7,012
Hotel income	8,439	—
Change in repair and denial reserve	(354)	(823)
Other	3,304	5,401
Total other income	$18,065	$11,590
Other operating expenses:
Origination costs	3,189	6,456
Hotel expense	8,371	—
Technology expense	4,021	2,885
Rent and property tax expense	3,110	1,354
Depreciation and amortization expense	3,461	1,645
Recruiting, training and travel expense	1,211	780
Marketing expense	288	363
Other	5,363	2,640
Total other operating expenses	$29,014	$16,123
Note 20. Redeemable Preferred Stock and Stockholders’ Equity
Common stock dividends
The table below presents dividends declared by the Board on common stock during the last twelve months.

Declaration Date	Record Date	Payment Date	Dividend per Share
March 3, 2025	March 31, 2025	April 30, 2025	$0.125
June 13, 2025	June 30, 2025	July 31, 2025	$0.125
September 15, 2025	September 30, 2025	October 31, 2025	$0.125
December 15, 2025	December 31, 2025	January 30, 2025	$0.010
March 13, 2026	March 31, 2026	April 30, 2026	$0.010
Stock incentive plans
The Company currently maintains the 2023 Equity Incentive Plan which authorizes the Compensation Committee of the
Board to approve grants of equity-based awards to the Company’s officers and directors, and employees of the Manager and its affiliates. On August 22, 2023, the Company’s stockholders approved the 2023 Equity Incentive Plan which provides for grants of equity-based awards up to 5.5 million shares of the Company’s common stock. The Company currently settles stock-based incentive awards with newly issued shares. The fair value of the RSUs and RSAs granted, which is generally determined based upon the stock price on the grant date, is recorded as compensation expense on a straight-line basis over the vesting periods for the awards, with an offsetting increase in stockholders’ equity.
In 2026, 2025, and 2024, the Company granted 2,185,687, 1,210,374, and 774,097, respectively, of time-based RSAs under the 2023 Equity Incentive Plan to certain key employees. These awards generally vest ratably in equal annual installments over a three-year period based solely on continued employment or service. In 2026, the Company also granted 2,550,000 time-based RSUs (the “Employee RSUs”) under the 2023 Equity Incentive Plan to certain key employees. The Employee RSUs will vest, in full, on December 31, 2028, based solely upon continued employment or service. The Employee RSUs will be settled in cash or in shares of the Company’s common stock, dependent upon whether the Company’s stockholders approve an amendment to the 2023 Equity Incentive Plan (the “2023 EIP
Amendment”) to increase the pool of shares available for grant at the Company’s 2026 annual meeting of stockholders.
If the 2023 EIP Amendment (i) is approved, then the Employee RSUs will be settled in shares of Company common stock, but if it (ii) is not approved, the Employee RSUs will be settled in cash based upon the value per share of common stock on the applicable vesting date. The Company also granted in 2026, 2025 and 2024 291,260, 89,285, and 126,930, respectively, time-based RSAs and RSUs to non-employee directors of the Company, which vest ratably in equal installments quarterly over a one-year period. Directors may elect to receive time-based RSAs or time-based RSUs that have a deferred settlement date of their choosing. Dividends or dividend equivalents are currently paid on all time-based
RSAs and Employee RSUs, and dividend equivalents are paid on deferred RSU awards during their deferral period.

The table below summarizes RSU and RSA activity, excluding performance-based equity awards. See below for further details on performance-based equity awards.

	Restricted Stock Units/Awards
(in thousands, except share data)	Number of shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, December 31, 2025	1,553,572	$11,940	$7.69
Granted	2,476,947	5,103	2.06
Vested	(605,926)	(4,614)	7.61
Forfeited	(16,628)	(75)	4.51
Outstanding, March 31, 2026	3,407,965	$12,354	$3.63
The Company recognized $1.6 million for the three months ended March 31, 2026 and $1.8 million for the three months ended March 31, 2025 of non-cash compensation expense related to its stock-based incentive plan in the consolidated statements of operations. As of March 31, 2026 and December 31, 2025, approximately $12.4 million and $11.9 million, respectively, of non-cash compensation expense related to unvested awards had not yet been charged to net income.
These costs are expected to be amortized into compensation expense ratably over the course of the remaining vesting periods.
Performance-based equity awards under the 2023 Equity Incentive Plan
2026 performance-based RSUs. In March of 2026, the Company granted, to certain key employees, 7,650,000 performance-based RSUs at a grant date fair value of $0.25 per performance-based RSU, based on an option pricing model. These performance-based RSUs were designed based on total stockholder return, and will vest if the Company’s common stock equals or exceeds certain milestones during the performance period commencing on March 1, 2026 and ending December 31, 2028. The performance-based RSUs may vest in up to ten, approximately equal parts, provided that the 30-day volume weighted average price of the Company’s common stock equals or exceeds ten, approximately equally spaced milestones between specified points, and further conditioned upon the key employee’s continued
employment (with certain exceptions) with the Company or our Manager, as applicable. The actual number of shares that the key employees receive at the end of the performance period may range from 0% to 100% of the total award. The performance-based RSUs will be settled in cash or in shares of the Company’s common stock, dependent upon whether the Company’s stockholders approve the 2023 EIP Amendment at the Company’s 2026 annual meeting of stockholders.
If the 2023 EIP Amendment (i) is approved, then the performance-based RSUs will be settled in shares of Company common stock, but if it (ii) is not approved, the performance-based RSUs will be settled in cash based upon the value per share of common stock on the applicable vesting date. The fair value of the performance-based RSUs is recorded as compensation expense over the performance period and will cliff vest at the end of the three-year performance period, with an offsetting increase in stockholders’ equity. Dividend equivalents are accrued by the Company during the performance period and paid to the holder if and when the performance-based RSUs vest.
2025 performance-based RSUs. In February 2025, the Company granted, to certain key employees, 238,096 performance-based RSUs at a grant date fair value of $6.72 per performance-based RSU. The performance-based RSUs are allocated 50% to awards that may be earned based on achievement of performance goals related to distributable return on equity (“ROE”) for the three-year forward-looking period ending December 31, 2027 and 50% to awards that may be earned based on achievement of performance goals related to relative TSR for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the distributable ROE metric and relative TSR achieved during the performance period, the actual number of shares that the key employees receive at the end of the performance period may range from 0% to 200% of the target award. The fair value of the performance-based
RSUs is recorded as compensation expense over the performance period and will cliff vest at the end of the three-year performance period, with an offsetting increase in stockholders’ equity. Dividend equivalents are accrued by the
Company during the performance period and paid to the holder if and when the performance-based RSUs vest.
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
Performance-based equity awards under the 2013 Equity Incentive Plan
2023 performance-based RSUs. In June 2023, the Company granted, to certain key employees, 222,552 performance-
based RSUs at a grant date fair value of $10.11 per performance-based RSU, which could have been earned based on the achievement of performance goals by the end of 2024 in relation to the Broadmark Merger. The awards were allocated
30% to awards that may be earned based on cost savings in 2024 as a percentage of the pre-merger Broadmark expense run rate, 15% to awards that could have been earned based on the volume of Broadmark product originated from the time of the merger through the end of 2024, 30% to awards that could have been earned based on the generation of incremental liquidity from asset level financing, portfolio run-off, sales or corporate re-levering through the end of 2024, and 25% to awards that could have been earned based on distributable ROE for 2024. Subject to the level of achievement of these goals during the performance period, the actual number of shares that the key employees could have received ranged from 0% to 200% of the target award. The fair value of the performance-based RSUs granted was recorded as compensation expense over the performance period and vested 2/3rds on December 31, 2024, and 1/3rd on
December 31, 2025, with an offsetting increase in stockholders’ equity. Awards earned on December 31, 2024 based on achievement of the applicable performance metrics but vesting on December 31, 2025 were converted into RSAs that were eligible to vest on December 31, 2025 based on the key employee’s continued employment or service through that date. Dividend equivalents were accrued by the Company during the performance period and paid to the holder if and when the performance-based RSUs vested. Following the conclusion of the performance period on December 31, 2024, the Board determined that the cost savings, product origination volumes and incremental liquidity generation goals were achieved at maximum payout and the distributable ROE goal was not achieved. As such, on February 3, 2025, the Board approved the settlement of 333,828 performance-based RSUs. The fair value of the performance-based RSUs granted was recorded as compensation expense over the performance period with an offsetting increase in stockholders’ equity.
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
The Company classifies Series C Cumulative Convertible Preferred Stock, or Series C Preferred Stock, on the balance sheets using the guidance in ASC 480‑10‑S99. The Series C Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur, such as a change in control. As of March 31, 2026, the conversion rate was 1.8400 shares of common stock per $25 principal amount of the
Series C Preferred Stock, which is equivalent to a conversion price of approximately $13.59 per share of common stock.
As redemption under these circumstances is not solely within the Company’s control, the Series C Preferred Stock has been classified as temporary equity. The Company has analyzed whether the conversion features should be bifurcated under the guidance in ASC 815 and has determined that bifurcation is not necessary.
The table below presents details on preferred equity by series.

			Preferential Cash Dividends			Carrying Value (in thousands)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference	Rate per Annum	Annual Dividend (per share)	March 31, 2026
C	335	0.0001	$25.00	6.25%	$1.56	$8,361
E	4,600	0.0001	$25.00	6.50%	$1.63	$111,378
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
•The Company declared dividends of $0.1 million and $1.9 million on its Series C Preferred Stock and Series E
Preferred Stock, respectively, during the three months ended March 31, 2026. The dividends were paid on
April 15, 2026 for Series C Preferred Stock and on April 30, 2026 for Series E Preferred Stock to the holders of record as of the close of business on March 31, 2026.
•The Company may, at its option, redeem the Series E Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. Series E Preferred Stock is not redeemable prior to June 10, 2026, except under certain conditions.
Private Warrants
As part of the Broadmark Merger, the Company assumed private placement warrants that represented the right to purchase shares of Broadmark common stock, par value $0.001 per share. As of March 31, 2026, there were 5.2 million private placement warrants outstanding, each representing the right to purchase 0.47233 shares of common stock. The
Company has outstanding warrants to purchase approximately 2.5 million shares of common stock at a price of $24.34 per whole share. Settlement of outstanding warrants will be in shares of common stock, unless the Company elects
(solely in the Company’s discretion) to settle warrants the Company has called for redemption in cash, and subject to customary adjustment in the event of business combinations and certain tender offers. The liability for the private placement warrants was less than $0.1 million as of March 31, 2026 and is included in accounts payable and other accrued liabilities in the consolidated balance sheets.

Equity ATM Program
On July 9, 2021, the Company, the operating partnership and the Manager entered into an Equity Distribution
Agreement, as amended on March 8, 2022 (the “Equity Distribution Agreement”), with JMP Securities LLC (the “Sales
Agent”), pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value
$0.0001 per share, having an aggregate offering price of up to $150 million, through the Sales Agent either as agent or principal (the “Equity ATM Program”). The Company made no such sales through the Equity ATM Program during the three months ended March 31, 2026 or March 31, 2025. As of March 31, 2026, shares representing approximately
$78.4 million remain available for sale under the Equity ATM Program.
Note 21. Earnings per Share of Common Stock
The table below provides information on the basic and diluted EPS computations, including the number of shares of common stock used for purposes of these computations.

	Three Months Ended March 31,
(in thousands, except for share and per share amounts)	2026	2025
Basic Earnings
Net income (loss) from continuing operations	$(200,087)	$82,410
Less: Income attributable to non-controlling interest	1,642	2,460
Less: Income attributable to participating shares	2,059	2,228
Basic earnings - continuing operations	$(203,788)	$77,722
Basic earnings - discontinued operations	$—	$(445)

Diluted Earnings
Net income (loss) from continuing operations	(200,087)	82,410
Less: Income attributable to non-controlling interest	1,642	2,460
Less: Income attributable to participating shares	2,059	2,228
Add: Expenses attributable to dilutive instruments	131	131
Diluted earnings - continuing operations	$(203,657)	$77,853
Diluted earnings - discontinued operations	$—	$(445)

Number of Shares
Basic — Average shares outstanding	163,674,011	165,166,276
Effect of dilutive securities — Unvested participating shares	3,976,138	2,557,243
Diluted — Average shares outstanding	167,650,149	167,723,519

EPS Attributable to RC Common Stockholders:
Basic - continuing operations	$(1.25)	$0.47
Basic - discontinued operations	$0.00	$0.00
Basic - total	$(1.25)	$0.47

Diluted - continuing operations	$(1.25)	$0.46
Diluted - discontinued operations	$0.00	$0.00
Diluted - total	$(1.25)	$0.46
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
The redemption is required to be satisfied in shares of common stock or cash at the Company’s option, calculated as follows: one share of the Company’s common stock, or cash equal to the fair value of a share of the Company’s common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company’s equity is increased. As of both March 31, 2026 and
December 31, 2025, the non-controlling interest OP unit holders owned 320,005 OP units.
Note 22. Offsetting Assets and Liabilities

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA
Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default, including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the
Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of March 31, 2026 and December 31, 2025, the Company was
in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.
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
The Company discloses the impact of offsetting of assets and liabilities represented in the consolidated balance sheets to enable users of the consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master
Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c)
the Company intends to offset, and (d) the Company’s right of offset is enforceable at law. As of March 31, 2026 and
December 31, 2025, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the consolidated balances sheets.

The table below presents the gross fair value of derivative contracts by product type, Paycheck Protection Program
Liquidity Facility borrowings and secured borrowings, the amount of netting reflected in the consolidated balance sheets, as well as the amount not offset in the consolidated balance sheets as they do not meet the enforceable credit support criteria for netting under U.S. GAAP.

				Gross amounts not offset in the Consolidated Balance Sheets(1)
(in thousands)	Gross amounts of Assets / Liabilities	Gross amounts offset	Balance in Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received / Paid	Net Amount
March 31, 2026
Assets
FX forwards	$340	$—	$340	$—	$—	$340
Interest rate swaps	18,652	14,888	3,764	—	—	3,764
Total	$18,992	$14,888	$4,104	$—	$—	$4,104
Liabilities
FX forwards	925	—	925	—	—	925
Interest rate swaps	23	—	23	—	—	23
Secured borrowings	2,321,443	—	2,321,443	2,321,443	—	—
PPPLF	3,834	—	3,834	3,834	—	—
Total	$2,326,225	$—	$2,326,225	$2,325,277	$—	$948
December 31, 2025
Assets
FX forwards	340	—	340	—	—	340
Interest rate swaps	19,407	13,007	6,400	—	—	6,400
Total	$19,747	$13,007	$6,740	$—	$—	$6,740
Liabilities
FX forwards	1,208	—	1,208	—	—	1,208
Interest rate swaps	224	—	224	—	—	224
Secured borrowings	2,788,926	—	2,788,926	2,788,926	—	—
PPPLF	8,592	—	8,592	8,592	—	—
Total	$2,798,950	$—	$2,798,950	$2,797,518	$—	$1,432
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

Unfunded Loan Commitments
The table below presents unfunded loan commitments.

(in thousands)	March 31, 2026	December 31, 2025
Loans, net	$399,373	$438,030
Loans, held for sale	$56,412	$54,327
Note 25. Income Taxes
The Company is a REIT pursuant to Internal Revenue Code Section 856. Qualification as a REIT depends on the
Company’s ability to meet various requirements imposed by the Internal Revenue Code, which relate to its organizational structure, diversity of stock ownership and certain requirements with regard to the nature of its assets and the sources of its income. As a REIT, the Company generally must distribute annually dividends equal to at least 90% of its net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to earnings that are distributed. To the extent the Company satisfies this distribution requirement but distributes less than 100% of its net taxable income, it will be subject to U.S. federal income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount paid to stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if the
Company qualifies as a REIT, it may be subject to certain U.S. federal income and excise taxes and state and local taxes on its income and assets. If the Company fails to maintain its qualification as a REIT for any taxable year, it may be subject to material penalties as well as federal, state and local income tax on its taxable income at regular corporate rates and it would not be able to qualify as a REIT for the subsequent four taxable years. As of March 31, 2026 and
December 31, 2025, the Company was in compliance with all REIT requirements.
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
LMM Commercial Real Estate
The Company originates LMM loans across the full life-cycle of an LMM property including construction, bridge, stabilized and agency channels. As part of this segment, the Company services Freddie Mac multi-family loan products.
LMM originations include construction and permanent financing activities for the preservation and construction of affordable housing, primarily utilizing tax-exempt bonds. This segment also reflects the impact of LMM securitization activities. The Company acquires performing and non-performing LMM loans and intends to continue to acquire these loans as part of the Company’s business strategy.
Small Business Lending
The Company acquires, originates and services loans guaranteed by the SBA under the SBA Section 7(a) Program, originates and services small business loans and services government guaranteed loans focused on the USDA. This segment also reflects the impact of SBA securitization activities.
Results of business segments and all other. The tables below present operating and reportable business segments, along with remaining unallocated amounts primarily including interest expense relating to senior secured notes, allocated employee compensation from the Manager, management and incentive fees paid to the Manager and other general corporate overhead expenses. Unallocated assets were $498.8 million and $382.8 million as of March 31, 2026 and
March 31, 2025, respectively.

	Three Months Ended March 31, 2026
(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
Interest income	$58,893	$22,837	$81,730
Interest expense	(80,672)	(16,162)	(96,834)
Net interest income before provision for loan losses	$(21,779)	$6,675	$(15,104)
Provision for loan losses	(66,523)	(4,384)	(70,907)
Net interest income after provision for loan losses	$(88,302)	$2,291	$(86,011)
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	(68,242)	8,157	(60,085)
Net unrealized gain (loss) on financial instruments	(8,796)	1,876	(6,920)
Valuation allowance, loans held for sale	(6,557)	—	(6,557)
Servicing income, net	1,597	3,824	5,421
Income on unconsolidated joint ventures	2,054	5	2,059
Other income	11,940	5,191	17,131
Total non-interest income (loss)	$(68,004)	$19,053	$(48,951)
Non-interest expense
Employee compensation and benefits	(7,649)	(15,323)	(22,972)
Allocated employee compensation and benefits from related party	(360)	—	(360)
Professional fees	(1,476)	(3,476)	(4,952)
Loan servicing expense	(14,573)	(1,101)	(15,674)
Impairment on real estate	469	—	469
Other operating expenses	(17,350)	(9,312)	(26,662)
Total non-interest expense	$(40,939)	$(29,212)	$(70,151)
Income (loss) before unallocated expenses and provision for income taxes	$(197,245)	$(7,868)	$(205,113)
Unallocated corporate income (expenses)
Employee compensation and benefits			(4,116)
Professional fees			(1,703)
Management fees – related party			(4,076)
Transaction related expenses			(335)
Other operating expenses - net			(1,418)
Total unallocated corporate expenses			$(11,648)
Loss before provision for income taxes			$(216,761)
Total assets	$4,522,372	$1,293,092	$5,815,464

	Three Months Ended March 31, 2025
(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
Interest income	$124,973	$29,994	$154,967
Interest expense	(120,354)	(20,112)	(140,466)
Net interest income before recovery of (provision for) loan losses	$4,619	$9,882	$14,501
Recovery of (provision for) loan losses	117,941	(8,373)	109,568
Net interest income after recovery of (provision for) loan losses	$122,560	$1,509	$124,069
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	(14,600)	25,269	10,669
Net unrealized gain (loss) on financial instruments	(604)	(1,146)	(1,750)
Valuation allowance, loans held for sale	(99,718)	—	(99,718)
Servicing income, net	1,415	5,041	6,456
Income (loss) on unconsolidated joint ventures	(4,005)	23	(3,982)
Other income	3,037	7,262	10,299
Total non-interest income (loss)	$(114,475)	$36,449	$(78,026)
Non-interest expense
Employee compensation and benefits	(5,871)	(15,304)	(21,175)
Allocated employee compensation and benefits from related party	(328)	—	(328)
Professional fees	(818)	(2,905)	(3,723)
Loan servicing expense	(15,064)	(780)	(15,844)
Impairment on real estate	(2,346)	—	(2,346)
Other operating expenses	(3,336)	(11,071)	(14,407)
Total non-interest expense	$(27,763)	$(30,060)	$(57,823)
Income (loss) before unallocated expenses and provision for income taxes	$(19,678)	$7,898	$(11,780)
Unallocated corporate income (expenses)
Gain on bargain purchase			102,471
Employee compensation and benefits			(3,027)
Professional fees			(1,765)
Management fees – related party			(5,577)
Transaction related expenses			(2,694)
Other operating expenses - net			(425)
Total unallocated corporate income			$88,983
Income before provision for income taxes			$77,203
Total assets	$7,897,270	$1,510,635	$9,407,905
Note 27. Subsequent Events
In April of 2026, the Company redeemed all of its outstanding 6.20% Senior Notes due 2026.

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
•risks associated with achieving expected synergies, cost savings and other benefits from recent acquisitions, including the acquisition of United Development Funding IV (“UDF IV”);
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
•our ability to obtain a license for the Freddie Mac Conventional Small program, which is replacing the Freddie
Mac Small Balance Loan program that expired on April 30, 2026;
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
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and we caution readers not to place undue reliance on any forward-looking statements. These forward-looking statements apply only as of the date of this Form 10-
Q. We are not obligated, and do not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law. Refer to Item 1A. “Risk Factors” and
Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual
Report on Form 10-K for the fiscal year ended December 31, 2025 (our “Form 10-K”).
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

•LMM Commercial Real Estate. We originate LMM loans across the full life-cycle of an LMM property including construction, bridge, stabilized and agency loan origination channels through our subsidiary,
ReadyCap Commercial, LLC. These originated loans are generally held-for-investment or placed into securitization structures. As part of this segment, we service Freddie Mac multi-family loan products. We provide construction and permanent financing for the preservation and construction of affordable housing, primarily utilizing tax-exempt bonds through Ready Capital Affordable, a subsidiary. In addition, we acquire LMM loans as part of our business strategy. We hold performing LMM loans to term and seek to maximize the value of the non-performing LMM loans acquired by us through borrower-based resolution strategies. We typically acquire non-performing loans at a discount to their unpaid principal balance
(“UPB”) when we believe that resolution of the loans will provide attractive risk-adjusted returns.
•Small Business Lending. We acquire, originate and service owner-occupied loans guaranteed by the SBA under the SBA Section 7(a) Program through our subsidiary, ReadyCap Lending, LLC. We hold an SBA license as one of only 16 non-bank Small Business Lending Companies and have been granted preferred lender status by the SBA. These originated loans are either held-for-investment, placed into securitization structures, or sold. In addition, we originate and service small business loans through our subsidiary
iBusiness Funding LLC and we service USDA loans through our subsidiary, ReadyCap Commercial.
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
Changes in Market Interest Rates. We own and expect to acquire or originate fixed rate and floating rate loans with maturities ranging from two to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in two to 10 years. Fixed rate loans bear interest that is fixed for the term of the loan and we typically utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with such fixed rate loans. As of March 31, 2026, all fixed rate loans are match funded in securitization. Floating rate loans generally have an adjustable interest rate equal to the sum of a fixed spread plus an index rate, such as the Secured Overnight
Financing Rate (“SOFR”), which typically resets monthly. As of March 31, 2026, approximately 80% of the loans in our portfolio were floating rate loans, and 20% were fixed rate loans, based on carrying value.
Current market conditions. During the first quarter, macroeconomic concerns persisted including global market volatility, uncertainty about trade policies, geopolitical tensions, inflationary pressures and interest rates. The U.S.
Federal Reserve did not decrease interest rates in the quarter and there is uncertainty regarding if and when decreases will occur. Although the full impact of these changes remains uncertain and difficult to predict, concerns and uncertainties about the economic outlook may adversely impact our financial condition, results of operations and cash flows.
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

The table below sets forth certain information on our operating results.

	Three Months Ended March 31,
($ in thousands, except share data)	2026	2025
Net Income (loss) from continuing operations	$(200,087)	$82,410
Earnings per common share from continuing operations - basic	$(1.25)	$0.47
Earnings per common share from continuing operations - diluted	$(1.25)	$0.46
Distributable earnings before realized losses	$(49,208)	$4,140
Distributable earnings before realized losses per common share - basic	$(0.33)	$0.00
Distributable earnings before realized losses per common share - diluted	$(0.33)	$0.00
Distributable earnings	$(159,834)	$(11,384)
Distributable earnings per common share - basic	$(1.00)	$(0.09)
Distributable earnings per common share - diluted	$(1.00)	$(0.09)
Dividends declared per common share	$0.01	$0.125
Dividend yield (1)	2.5%	9.8%
Return on equity from continuing operations	(59.0)%	18.4%
Distributable return on equity before realized losses	(15.0)%	(0.9)%
Distributable return on equity	(47.3)%	(3.1)%
Book value per common share	$7.43	$10.61
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
acquired or originated by us in the future.
The table below presents information on our investment portfolio originations (based on fully committed amounts).

	Three Months Ended March 31,
(in thousands)	2026	2025
Loan originations:
LMM loans	$287,581	$78,657
SBL loans	176,749	387,388
Total loan investment activity	$464,330	$466,045

Balance Sheet Analysis and Metrics

(in thousands)	March 31, 2026	December 31, 2025	$ Change	% Change
Assets
Cash and cash equivalents	$200,430	$207,841	$(7,411)	(3.6)%
Restricted cash	38,906	39,746	(840)	(2.1)
Loans, net (including $462 and $737 held at fair value)	3,350,560	3,500,298	(149,738)	(4.3)
Loans, held for sale (including $87,198 and $73,094 held at fair value and net of valuation allowance of $74,315 and $67,612)	360,228	585,820	(225,592)	(38.5)
Mortgage-backed securities	31,649	34,501	(2,852)	(8.3)
Investment in unconsolidated joint ventures (including $5,517 and $5,737 held at fair value)	167,251	161,424	5,827	3.6
Derivative instruments	4,104	6,740	(2,636)	(39.1)
Servicing rights	123,687	126,279	(2,592)	(2.1)
Real estate owned	610,215	620,225	(10,010)	(1.6)
Other assets	466,383	508,238	(41,855)	(8.2)
Assets of consolidated VIEs	960,875	1,978,684	(1,017,809)	(51.4)
Total Assets	$6,314,288	$7,769,796	$(1,455,508)	(18.7)%
Liabilities
Secured borrowings	2,321,443	2,788,926	(467,483)	(16.8)
Securitized debt obligations of consolidated VIEs, net	526,535	1,174,785	(648,250)	(55.2)
Senior secured notes, net	723,707	722,729	978	0.1
Corporate debt, net	536,972	652,487	(115,515)	(17.7)
Guaranteed loan financing	501,736	524,091	(22,355)	(4.3)
Contingent consideration	20,441	18,698	1,743	9.3
Derivative instruments	948	1,432	(484)	(33.8)
Dividends payable	3,685	3,633	52	1.4
Loan participations sold	56,616	56,616	—	—
Due to third parties	12,304	3,135	9,169	292.5
Accounts payable and other accrued liabilities	161,201	171,636	(10,435)	(6.1)
Total Liabilities	$4,865,588	$6,118,168	$(1,252,580)	(20.5)%
Preferred stock Series C, liquidation preference $25.00 per share	8,361	8,361	—	—

Commitments & contingencies

Stockholders’ Equity
Preferred stock Series E, liquidation preference $25.00 per share	111,378	111,378	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 165,255,559 and 163,010,012 shares issued and outstanding, respectively	17	17	—	—
Additional paid-in capital	2,265,534	2,264,355	1,179	0.1
Retained deficit	(1,012,927)	(807,522)	(205,405)	25.4
Accumulated other comprehensive loss	(24,476)	(24,196)	(280)	1.2
Total Ready Capital Corporation equity	1,339,526	1,544,032	(204,506)	(13.2)
Non-controlling interests	100,813	99,235	1,578	1.6
Total Stockholders’ Equity	$1,440,339	$1,643,267	$(202,928)	(12.3)%
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$6,314,288	$7,769,796	$(1,455,508)	(18.7)%
As of March 31, 2026, total assets in our consolidated balance sheet were $6.3 billion, a decrease of $1.5 billion from
December 31, 2025, primarily reflecting a decrease in Assets of consolidated VIEs, Loans, held for sale and Loans, net.
Assets of consolidated VIEs decreased $1.0 billion, primarily due to the collapse of RCMF 2021-FL7, RCMF 2023-
FL11 and RCMF 2023-FL12 and paydowns on securitized loans. Loans, held for sale decreased $0.2 billion, primarily due to loans sold, partially offset by loans transferred from Loans, net. Loans, net decreased $0.1 billion, primarily due to loan sales and loans transferred from Loans, net to Loans, held for sale, partially offset by the collapse of RCMF
2021-FL7, RCMF 2023-FL11 and RCMF 2023-FL12.
As of March 31, 2026, total liabilities in our consolidated balance sheet were $4.9 billion, a decrease of $1.3 billion from
December 31, 2025, primarily reflecting a decrease in Securitized debt obligations of consolidated VIEs, net and
Secured borrowings. Securitized debt obligations of consolidated VIEs, net decreased $0.6 billion due to the collapse of

RCMF 2021-FL7, RCMF 2023-FL11 and RCMF 2023-FL12. Secured borrowings decreased $0.5 billion due to payoffs, partially offset by the collapse of RCMF 2021-FL7, RCMF 2023-FL11 and RCMF 2023-FL12.
As of March 31, 2026, total stockholders’ equity was $1.4 billion, a decrease of $0.2 billion from December 31, 2025, primarily due to net losses.
Selected Balance Sheet Information by Business Segment. The table below presents certain selected balance sheet data by business segments, with the remaining amounts reflected in Unallocated –Corporate.

(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
March 31, 2026
Assets
Loans, net	$3,111,107	$1,056,768	$4,167,875
Loans, held for sale	281,520	78,708	360,228
MBS	31,649	—	31,649
Investment in unconsolidated joint ventures	166,950	301	167,251
Servicing rights	60,008	63,679	123,687
Real estate owned	624,960	543	625,503

Liabilities
Secured borrowings	2,001,132	320,311	2,321,443
Securitized debt obligations of consolidated VIEs	460,971	65,564	526,535
Senior secured notes, net	716,054	7,653	723,707
Corporate debt, net	536,972	—	536,972
Guaranteed loan financing	—	501,736	501,736
Loan participations sold	56,616	—	56,616
In the table above,
•Loans, net includes assets of consolidated VIEs.
•Loans, held for sale includes assets of consolidated VIEs, net of valuation allowance.
•Real estate owned includes assets of consolidated VIEs.

Statement of Operations Analysis and Metrics

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change
Interest income
LMM commercial real estate	$58,893	$124,973	$(66,080)
Small business lending	22,837	29,994	(7,157)
Total interest income	$81,730	$154,967	$(73,237)
Interest expense
LMM commercial real estate	(80,672)	(120,354)	39,682
Small business lending	(16,162)	(20,112)	3,950
Total interest expense	$(96,834)	$(140,466)	$43,632
Net interest income before (provision for) recovery of loan losses	$(15,104)	$14,501	$(29,605)
(Provision for) recovery of loan losses
LMM commercial real estate	(66,523)	117,941	(184,464)
Small business lending	(4,384)	(8,373)	3,989
Total (provision for) recovery of loan losses	$(70,907)	$109,568	$(180,475)
Net interest income (loss) after (provision for) recovery of loan losses	$(86,011)	$124,069	$(210,080)
Non-interest income (loss)
LMM commercial real estate	(68,004)	(114,475)	46,471
Small business lending	19,053	36,449	(17,396)
Unallocated corporate income	934	103,762	(102,828)
Total non-interest income (loss)	$(48,017)	$25,736	$(73,753)
Non-interest expense
LMM commercial real estate	(40,939)	(27,763)	(13,176)
Small business lending	(29,212)	(30,060)	848
Unallocated corporate expenses	(12,582)	(14,779)	2,197
Total non-interest expense	$(82,733)	$(72,602)	$(10,131)
Net income (loss) before provision for income taxes
LMM commercial real estate	(197,245)	(19,678)	(177,567)
Small business lending	(7,868)	7,898	(15,766)
Unallocated corporate expenses	(11,648)	88,983	(100,631)
Total net income (loss) before provision for income taxes	$(216,761)	$77,203	$(293,964)

Results of Operations – Supplemental Information. Realized and unrealized gains (losses) on financial instruments are recorded in the consolidated statements of operations and classified based on the nature of the underlying asset or liability.
The table below presents the components of realized and unrealized gains (losses) on financial instruments.

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change
Realized gain (loss) on financial instruments
Creation of mortgage servicing rights
SBA - 7(a)	$1,412	$4,859	$(3,447)
Multi-family	1,673	515	1,158
USDA	470	750	(280)
Small business loans	440	544	(104)
Total Creation of mortgage servicing rights	$3,995	$6,668	$(2,673)
Loans
SBA - 7(a)	5,164	18,937	(13,773)
Multi-family	164	413	(249)
USDA	671	179	492
Total loans	$5,999	$19,529	$(13,530)
Gain on sale business
SBA - 7(a)	6,576	23,796	(17,220)
Multi-family	1,837	928	909
USDA	1,141	929	212
Small business loans	440	544	(104)
Total gain on sale business	$9,994	$26,197	$(16,203)
Loans, held for sale
Bridge	(23,131)	(16,885)	(6,246)
Construction	—	(19)	19
Other	(3,481)	—	(3,481)
Total loans, held for sale	$(26,612)	$(16,904)	$(9,708)
Loans, net
Bridge	(47,730)	(393)	(47,337)
Fixed rate	135	(13)	148
Construction	(1,074)	(145)	(929)
Other	(3)	(70)	67
Total loans, net	$(48,672)	$(621)	$(48,051)
Net realized gain (loss) on derivatives, at fair value	$(82)	$1,946	$(2,028)
Net realized gain (loss) - all other	$5,287	$51	$5,236
Net realized gain (loss) on financial instruments	$(60,085)	$10,669	$(70,754)
Unrealized gain (loss) on financial instruments
Loans, held for sale
Fixed rate	—	10	(10)
Freddie Mac	(54)	(309)	255
SBA - 7(a)	1,360	(1,169)	2,529
Other	405	—	405
Total Loans, held for sale	$1,711	$(1,468)	$3,179
Net unrealized gain (loss) on preferred equity, at fair value	$(7,236)	$—	$(7,236)
Net unrealized gain (loss) on derivatives, at fair value	$1,520	$(515)	$2,035
Net unrealized gain (loss) - all other	$(2,915)	$233	$(3,148)
Net unrealized gain (loss) on financial instruments	$(6,920)	$(1,750)	$(5,170)
LMM Commercial Real Estate Segment Results.
Q1 2026 versus Q1 2025. Interest income of $58.9 million represented a decrease of $66.1 million, primarily due to decreased loan balances primarily driven by loan sales and an increased balance of loans on non-accrual status driven by a higher probability that principal and interest will not be collected under the original contractual terms. Interest expense of $80.7 million represented a decrease of $39.7 million, driven by decreased loan balances and interest rates. Provision for loan losses of $66.5 million represented an increase of $184.5 million, due to changes in the forecasted macroeconomic inputs for reserve modeling and an increase in asset specific reserves, partially offset by loans transferred from Loans, net to Loans, held for sale. Non-interest loss of $68.0 million represented a decrease of $46.5 million, primarily due to a decrease in the transfer of Loans, net to Loans, held for sale and the recovery of the valuation allowance from loans sold, partially offset by net realized losses on financial instruments and real estate owned driven by loan sales. Non-interest expense of $40.9 million represented an increase of $13.2 million, due to an increase in other operating expenses primarily driven by hotel expenses.
Small Business Lending Segment Results.
Q1 2026 versus Q1 2025. Interest income of $22.8 million represented a decrease of $7.2 million, primarily due to decreased loan balances and interest rates. Interest expense of $16.2 million represented a decrease of $4.0 million, driven by decreased loan balances and interest rates. Provision for loan losses of $4.4 million represented a decrease of
$4.0 million, due to changes in the forecasted macroeconomic inputs for reserve modeling, partially offset by an increase in specific loan reserves. Non-interest income of $19.1 million represented a decrease of $17.4 million, primarily due to a decrease in net realized gains on financial instruments. Non-interest expense of $29.2 million was essentially unchanged from the prior year period.
Unallocated - Corporate.
Q1 2026 versus Q1 2025. Non-interest income of $0.9 million represented a decrease of $102.8 million due to a gain on bargain purchase recognized from the UDF IV Merger in the prior year period, primarily driven by a discount in UDF
IV’s market valuation due to factors such as the illiquid nature of UDF IV’s shares, and a change in our stock price between the date of the agreement and the closing date of the UDF IV Merger. Non-interest expense of $12.6 million represented a decrease of $2.2 million, primarily due to decreased transaction related expenses.
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

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change
Net income (loss)	$(200,087)	$81,965	$(282,052)
Reconciling items:
Unrealized (gain) loss on MSR - discontinued operations	—	8,952	(8,952)
Unrealized (gain) loss on joint ventures	(1,137)	5,639	(6,776)
Increase (decrease) in CECL reserve	26,673	(112,127)	138,800
Increase (decrease) in valuation allowance	6,557	99,718	(93,161)
Non-recurring REO impairment	(469)	2,346	(2,815)
Depreciation and amortization on real estate owned	1,576	—	1,576
Non-cash compensation	1,629	1,785	(156)
Unrealized (gain) loss on preferred equity, at fair value	7,236	—	7,236
Merger transaction costs and other non-recurring expenses	654	2,993	(2,339)
Bargain purchase (gain) loss	—	(102,471)	102,471
Realized losses on sale of investments	119,520	20,084	99,436
Total reconciling items	$162,239	$(73,081)	$235,320
Income tax adjustments	(11,360)	(4,744)	(6,616)
Distributable earnings (loss) before realized losses	$(49,208)	$4,140	$(53,348)
Realized losses on sale of investments, net of tax	(110,626)	(15,524)	(95,102)
Distributable earnings (loss)	$(159,834)	$(11,384)	$(148,450)
Less: Distributable earnings attributable to non-controlling interests	1,725	1,985	(260)
Less: Income attributable to participating shares	2,059	2,228	(169)
Distributable earnings (loss) attributable to common stockholders	$(163,618)	$(15,597)	$(148,021)
Distributable earnings (loss) before realized losses on investments, net of tax per common share - basic	$(0.33)	$0.00	$(0.33)
Distributable earnings (loss) before realized losses on investments, net of tax per common share - diluted	$(0.33)	$0.00	$(0.33)
Distributable earnings (loss) per common share - basic	$(1.00)	$(0.09)	$(0.91)
Distributable earnings (loss) per common share - diluted	$(1.00)	$(0.09)	$(0.91)
Q1 2026 versus Q1 2025. Consolidated net loss of $200.1 million for the three months ended March 31, 2026 represented an increase of $282.1 million from the three months ended March 31, 2025, primarily due to provision for loan losses due to changes in the forecasted macroeconomic inputs for reserve modeling and an increase in asset specific reserves, partially offset by a decrease in the provision for loan losses related to loans transferred from Loans, net to
Loans, held for sale, a gain on bargain purchase recognized from the UDF IV Merger in the prior year period, primarily driven by a discount in UDF IV’s market valuation due to factors such as the illiquid nature of UDF IV’s shares, and a change in our stock price between the date of the agreement and the closing date of the UDF IV Merger and net realized losses on financial instruments and real estate owned driven by loan sales, partially offset by decrease in the valuation allowance related to the transfer of Loans, net to Loans, held for sale driven by loan sales. Consolidated distributable losses before realized losses of $49.2 million for the three months ended March 31, 2026 represented an increase of
$53.3 million from the three months ended March 31, 2025. The increase in the distributable earnings reconciling items is primarily due to an increase in the provision for loan losses, a gain on bargain purchase recognized from the UDF IV
Merger in the prior year period and realized losses on sale of investments, partially offset by a decrease in the valuation allowance related to the transfer of Loans, net to Loans, held for sale. Consolidated distributable losses of $159.8 million for the three months ended March 31, 2026 represented an increase of $148.5 million from the three months ended
March 31, 2025 due to certain charge-offs and losses realized on sales of real estate owned assets and LMM loans.
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
We believe that our sources of liquidity will provide sufficient liquidity to fund ongoing obligations and address upcoming debt maturities, including the approximately $450.0 million of debt maturing in 2026. We had approximately
$200.0 million of unrestricted cash and approximately $700.0 million of unencumbered assets as of March 31, 2026. We expect approximately $450 million in net liquidity from portfolio maturities and pending asset resolutions over the next
12 months, and may also sell additional assets. We expect the combination of these items to de-lever the balance sheet, which may impact book value depending on the size, timing and pricing of such actions. We expect to utilize these resources, together with our access to the capital markets, to meet our liquidity needs.
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
Cash flow
Three Months Ended March 31, 2026. Cash and cash equivalents as of March 31, 2026, decreased by $8.3 million to
$241.2 million from December 31, 2025, primarily due to net cash used for financing activities, partially offset by net cash provided by investing and operating activities. The net cash used for financing activities primarily reflected repayments of securitized debt obligations of consolidated VIEs and net repayments of secured borrowings. The net cash provided by investing activities primarily reflected proceeds from disposition and principal payments of loans, partially offset by net cash used for loan originations. The net cash provided by operating activities primarily reflected the sale of
Loans, held for sale, realized losses on financial instruments and provision for loan losses, partially offset by net losses.
Three Months Ended March 31, 2025. Cash and cash equivalents as of March 31, 2025, increased by $65.6 million to
$248.4 million from December 31, 2024, primarily due to net cash provided by investing and operating activities, partially offset by net cash used for financing activities. The net cash provided by investing activities primarily reflected proceeds from disposition and principal payments of loans, partially offset by net cash used for loan originations. The net cash provided by operating activities reflected a valuation allowance related to the transfer of Loans, net to Loans held for sale, the sale of Loans, held for sale, and net income, partially offset by a recovery of loan losses related to the transfer of Loans, net to Loans, held for sale and a bargain purchase gain in connection with the UDF IV Merger, which was primarily driven by a discount in UDF IV’s market valuation due to factors such as the illiquid nature of UDF IV’s shares and a change in our stock price between the date of the agreement and the closing date of the merger. The net cash used for financing activities primarily reflected repayments of securitized debt obligations of consolidated VIEs, partially offset by net proceeds from secured borrowings.
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

As of March 31, 2026, we had a total leverage ratio of 3.0x and recourse leverage ratio of 1.8x. Our operating segments have different levels of recourse debt according to the differentiated nature of each segment. Our LMM Commercial
Real Estate and Small Business Lending segments have recourse leverage ratios of 0.7x and 0.2x, respectively. The remaining recourse leverage ratio is from our corporate debt offerings.
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
The table below presents certain characteristics of our credit facilities and other financing arrangements.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	March 31, 2026	December 31, 2025
3	SBA loans	April 2026 to June 2027	SOFR + 2.55% Prime - 0.82%	$335,000	$382,817	$301,025	$307,522
1	LMM loans - USD	May 2026	SOFR + 1.35%	40,000	8,490	8,277	16,425
1	LMM loans - Non-USD (4)	January 2027	EURIBOR + 3.00%	58,696	21,356	29,413	29,965
2	USDA loans	June 2027 - August 2028	SOFR + 2.75%	198,500	33,851	19,285	31,204
Total borrowings under credit facilities and other financing agreements				$632,196	$446,514	$358,000	$385,116
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
The table below presents certain characteristics of our repurchase agreements.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	March 31, 2026	December 31, 2025
7	LMM loans	June 2026 - September 2028	SOFR + 2.56%	$3,425,000	$2,997,237	$1,841,176	$2,277,028
5	MBS	April 2026 - September 2026	5.38%	122,267	212,800	122,267	126,782
Total borrowings under repurchase agreements				$3,547,267	$3,210,037	$1,963,443	$2,403,810
(1)Represents the total number of facility lenders.
(2)Current maturity does not reflect extension options available beyond original commitment terms.
(3)Asset class pricing is determined using an index rate plus a weighted average spread.
Collateralized borrowings under repurchase agreements
The table below presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase agreements during the quarter and the highest balance of any month end during the quarter.

(in thousands)	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q2 2024	2,087,661	2,058,766	2,087,661
Q3 2024	1,882,327	1,971,347	2,049,273
Q4 2024	1,718,131	1,795,627	1,846,677
Q1 2025	2,425,258	1,922,525	2,425,258
Q2 2025	3,135,931	2,673,449	3,135,931
Q3 2025	2,460,953	2,699,935	3,021,745
Q4 2025	2,403,810	2,402,929	2,431,561
Q1 2026	1,963,443	2,178,978	2,628,893
The net decrease in the outstanding balances during the first quarter of 2026 was primarily due to the sales and paydowns of warehouse loans, partially offset by the collapse of RCMF 2021-FL7, RCMF 2023-FL11 and RCMF 2023-
FL12.
Paycheck Protection Program Liquidity Facility borrowings. The Company uses the PPPLF from the Federal Reserve to finance PPP loans. The program charges an interest rate of 0.35%. As of March 31, 2026, we had approximately $3.8 million outstanding under this credit facility.

Senior Secured Notes and Corporate Debt, Net
The table below presents information about senior secured notes and corporate debt issued through public and private transactions.

(in thousands)	Coupon Rate	Maturity Date	March 31, 2026
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Senior secured notes principal amount(2)	9.375%	3/1/2028	270,000
Term loan principal amount(3)	SOFR + 5.50%	4/12/2029	115,250
Unamortized discount			(1,747)
Unamortized deferred financing costs			(9,796)
Total senior secured notes, net			$723,707
Corporate debt principal amount(4)	5.50%	12/30/2028	110,000
Corporate debt principal amount(5)	6.20%	7/30/2026	67,443
Corporate debt principal amount(6)	7.375%	7/31/2027	100,000
Corporate debt principal amount(7)	5.00%	11/15/2026	100,000
Corporate debt principal amount(8)	9.00%	12/15/2029	129,371
Unamortized discount - corporate debt			(4,600)
Unamortized deferred financing costs - corporate debt			(1,492)
Junior subordinated notes principal amount(9)	SOFR + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(10)	SOFR + 3.10%	4/30/2035	21,250
Total corporate debt, net			$536,972
Total carrying amount of debt			$1,260,679
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
(9) Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(10) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.
The table below presents the contractual maturities for senior secured notes and corporate debt.

(in thousands)	March 31, 2026
2026	$517,443
2027	100,000
2028	380,000
2029	244,621
2030	—
Thereafter	36,250
Total contractual amounts	$1,278,314
Unamortized deferred financing costs, discounts, and premiums, net	(17,635)
Total carrying amount of debt	$1,260,679
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
The 2026 Senior Secured Notes were issued pursuant to a note purchase agreement, which contains certain customary negative covenants and requirements relating to the collateral and the Company, ReadyCap Holdings, and the 2026 SSN
Guarantors, including maintenance of minimum liquidity, minimum tangible net worth, maximum debt to net worth ratio, and limitations on transactions with affiliates.
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
The 2028 Senior Secured Notes were issued pursuant to a note purchase agreement, which contains certain customary negative covenants and requirements relating to the collateral and the Company, ReadyCap Holdings, and the 2028 SSN
Guarantors, including maintenance of minimum tangible net worth, maximum debt to net worth ratio, unencumbered cash and asset requirements, and limitations on transactions with affiliates.
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
The Term Loan was issued pursuant to a credit agreement, which contains certain customary representations and warranties and affirmative and negative covenants and requirements relating to the collateral and the Company, Ready
Term Holdings, and the Term Loan Guarantors, including maintenance of a minimum asset coverage ratio and a maximum debt to equity ratio.
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

The table below presents information on the securitization structures and related issued tranches of notes to investors.

(in millions)	Collateral Asset Class	Issuance	Active / Collapsed	Bonds Issued
Trusts (Firm sponsored)
Waterfall Victoria Mortgage Trust 2011-1 (SBC1)	LMM Acquired loans	February 2011	Collapsed	$40.5
Waterfall Victoria Mortgage Trust 2011-3 (SBC3)	LMM Acquired loans	October 2011	Collapsed	143.4
Sutherland Commercial Mortgage Trust 2015-4 (SBC4)	LMM Acquired loans	August 2015	Collapsed	125.4
Sutherland Commercial Mortgage Trust 2018 (SBC7)	LMM Acquired loans	November 2018	Collapsed	217.0
ReadyCap Lending Small Business Trust 2015-1 (RCLT 2015-1)	Acquired SBA 7(a) loans	June 2015	Collapsed	189.5
ReadyCap Lending Small Business Loan Trust 2019-2 (RCLT 2019-2)	Originated SBA 7(a) loans, Acquired SBA 7(a) loans	December 2019	Active	131.0
ReadyCap Lending Small Business Loan Trust 2023-3 (RCLT 2023-3)	Originated SBA 7(a) loans, Acquired SBA 7(a) loans	July 2023	Active	132.0

Real Estate Mortgage Investment Conduits (REMICs)
ReadyCap Commercial Mortgage Trust 2014-1 (RCMT 2014-1)	LMM Originated conventional	September 2014	Collapsed	181.7
ReadyCap Commercial Mortgage Trust 2015-2 (RCMT 2015-2)	LMM Originated conventional	November 2015	Collapsed	218.8
ReadyCap Commercial Mortgage Trust 2016-3 (RCMT 2016-3)	LMM Originated conventional	November 2016	Active	162.1
ReadyCap Commercial Mortgage Trust 2018-4 (RCMT 2018-4)	LMM Originated conventional	March 2018	Active	165.0
Ready Capital Mortgage Trust 2019-5 (RCMT 2019-5)	LMM Originated conventional	January 2019	Active	355.8
Ready Capital Mortgage Trust 2019-6 (RCMT 2019-6)	LMM Originated conventional	November 2019	Active	430.7
Ready Capital Mortgage Trust 2022-7 (RCMT 2022-7)	LMM Originated conventional	April 2022	Active	276.8
Waterfall Victoria Mortgage Trust 2011-2 (SBC2)	LMM Acquired loans	March 2011	Collapsed	97.6
Sutherland Commercial Mortgage Trust 2018 (SBC6)	LMM Acquired loans	August 2017	Collapsed	154.9
Sutherland Commercial Mortgage Trust 2019 (SBC8)	LMM Acquired loans	June 2019	Active	306.5
Sutherland Commercial Mortgage Trust 2020 (SBC9)	LMM Acquired loans	June 2020	Collapsed	203.6
Sutherland Commercial Mortgage Trust 2021 (SBC10)	LMM Acquired loans	May 2021	Active	232.6

Collateralized Loan Obligations (CLOs)
Ready Capital Mortgage Financing 2017– FL1	LMM Originated bridge	August 2017	Collapsed	198.8
Ready Capital Mortgage Financing 2018 – FL2	LMM Originated bridge	June 2018	Collapsed	217.1
Ready Capital Mortgage Financing 2019 – FL3	LMM Originated bridge	April 2019	Collapsed	320.2
Ready Capital Mortgage Financing 2020 – FL4	LMM Originated bridge	June 2020	Collapsed	405.3
Ready Capital Mortgage Financing 2021 – FL5	LMM Originated bridge	March 2021	Collapsed	628.9
Ready Capital Mortgage Financing 2021 – FL6	LMM Originated bridge	August 2021	Collapsed	652.5
Ready Capital Mortgage Financing 2021 – FL7	LMM Originated bridge	November 2021	Collapsed	927.2
Ready Capital Mortgage Financing 2022 – FL8	LMM Originated bridge	March 2022	Collapsed	1,135.0
Ready Capital Mortgage Financing 2022 – FL9	LMM Originated bridge	June 2022	Collapsed	754.2
Ready Capital Mortgage Financing 2022 – FL10	LMM Originated bridge	October 2022	Collapsed	860.1
Ready Capital Mortgage Financing 2023 – FL11	LMM Originated bridge	February 2023	Collapsed	586.0
Ready Capital Mortgage Financing 2023 – FL12	LMM Originated bridge	June 2023	Collapsed	648.6

Trusts (Non-firm sponsored)
Freddie Mac Small Balance Mortgage Trust 2016-SB11	Originated agency multi-family	January 2016	Active	110.0
Freddie Mac Small Balance Mortgage Trust 2016-SB18	Originated agency multi-family	July 2016	Active	118.0
Freddie Mac Small Balance Mortgage Trust 2017-SB33	Originated agency multi-family	June 2017	Active	197.9
Freddie Mac Small Balance Mortgage Trust 2018-SB45	Originated agency multi-family	January 2018	Active	362.0
Freddie Mac Small Balance Mortgage Trust 2018-SB52	Originated agency multi-family	September 2018	Active	505.0
Freddie Mac Small Balance Mortgage Trust 2018-SB56	Originated agency multi-family	December 2018	Active	507.3
Key Commercial Mortgage Trust 2020-S3(1)	LMM Originated conventional	September 2020	Active	263.2
(1)Contributed portion of assets into trust
We used the proceeds from the sale of the tranches issued to purchase and originate LMM and SBL loans. We are the primary beneficiary of all firm sponsored securitizations; therefore they are consolidated in our financial statements.
Contractual Obligations and Off-Balance Sheet Arrangements
Other than the items referenced above, there have been no material changes to our contractual obligations for the three months ended March 31, 2026. Refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and
Results of Operations – Contractual Obligations," in the Company's Form 10-K for further details. As of the date of this
Form 10-Q, we had no off-balance sheet arrangements, other than as disclosed.

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
The table below projects the impact on our interest income and expense for the twelve-month period following
March 31, 2026, assuming an immediate increase or decrease of 25, 50, 75, and 100 basis points in interest rates.

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans	$4,279	$8,861	$13,576	$18,321	$(4,075)	$(7,954)	$(11,686)	$(15,337)
Interest rate swap hedges	1,045	2,090	3,135	4,180	(1,045)	(2,090)	(3,135)	(4,180)
Total	$5,324	$10,951	$16,711	$22,501	$(5,120)	$(10,044)	$(14,821)	$(19,517)
Liabilities:
Secured borrowings	(5,477)	(10,954)	(16,432)	(21,909)	5,477	10,954	16,432	21,909
Securitized debt obligations	(166)	(332)	(498)	(664)	166	332	498	664
Senior secured notes and corporate debt	(379)	(758)	(1,136)	(1,515)	379	758	1,136	1,515
Total	$(6,022)	$(12,044)	$(18,066)	$(24,088)	$6,022	$12,044	$18,066	$24,088
Total Net Impact to Net Interest Income (Expense)	$(698)	$(1,093)	$(1,355)	$(1,587)	$902	$2,000	$3,245	$4,571
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

	March 31, 2026
(in thousands)	Counterparty Rating	Amount of Risk	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
JPMorgan Chase Bank, N.A.	AA-/Aa2	$627,834	4.0	43.6%
Churchill MRA Funding I LLC	Not rated	$174,672	13.4	12.1%
Nomura Corporate Funding Americas, LLC	BBB+/Baa1	$237,582	22.1	16.5%
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

Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act, reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company, including its Chief Executive
Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2026. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial
Officer concluded that the Company's disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule
13a-15(f) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business.
Merger litigation
On June 6, 2024, a purported former stockholder of Broadmark filed a class action lawsuit in the Circuit Court for
Baltimore City, Maryland, captioned Eibling v. Pyatt, et al., No. C-24-CV-24-000818 (Md. Cir. Ct. Balt. City), (the
“Broadmark Merger Action”). The Broadmark Merger Action named as defendants Broadmark’s former board of directors and alleged they breached their fiduciary duties in connection with the Broadmark Merger by failing to properly consider acquisition proposals that were purportedly superior to the Broadmark Merger, by relying on purportedly false and misleading valuation analyses, and by authorizing the issuance of a purportedly false and misleading proxy statement. The Broadmark Merger Action also asserted claims against Broadmark’s financial advisor for aiding and abetting these alleged breaches of fiduciary duty. The Broadmark Merger Action sought damages in the form of compensatory damages, quasi-appraisal damages, rescissory damages, and disgorgement of any merger-related benefits. The Broadmark Merger Action also sought reimbursement for litigation expenses and attorneys’ and experts’
fees. On September 13, 2024, the Broadmark Merger Action was assigned to the Business and Technology Case
Management Program of the Circuit Court for Baltimore City, Maryland. Thereafter, on December 10, 2024, the
defendants moved to dismiss the initial complaint. In response, the plaintiff filed an amended complaint on February 10,
2025, which the defendants subsequently moved to dismiss on April 14, 2025. The court granted defendants’ motion to dismiss on April 1, 2026, and dismissed the lawsuit in its entirety. Although the Company was not a defendant in the
Broadmark Merger Action, it is subject to contractual indemnification obligations (conditioned on the satisfaction of various contractual requirements) in connection therewith, including with respect to the defendants’ service as
Broadmark directors and the provision of services to Broadmark, as applicable.
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
Ct. King Cnty.) (as consolidated, the “Broadmark State Court Litigation”). The Broadmark State Court Litigation alleges that the defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act by issuing false and misleading statements and omissions in connection with the Broadmark Merger regarding the performance of the Company’s loan portfolio and related matters and seek disgorgement, compensatory damages, and the costs and expenses of litigation. On
August 19, 2025, the plaintiffs filed a consolidated complaint, which the defendants subsequently moved to dismiss on
October 20, 2025. On February 2, 2026, the defendants moved to stay the Broadmark State Court Litigation pending resolution of the Broadmark Federal Court Litigation. On February 19, 2026, the motions to dismiss and stay were denied. Discovery has since commenced in the Broadmark State Court Litigation. On May 1, 2026, plaintiffs filed their motion for class certification. Briefing on plaintiffs’ motion is expected to be completed in August 2026.
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
Ready Capital Corp., et al., No. 2:25-cv-1013 (W.D. Wash.). On October 15, 2025, the court entered an order appointing lead plaintiff and lead counsel. On November 25, 2025, the lead plaintiff filed an amended complaint asserting that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Section 11, 12(a)(2), and 15 of the Securities Act
by issuing false and misleading statements and omissions in connection with the Broadmark Merger regarding the performance of the Company’s loan portfolio and related matters. The amended complaint seeks compensatory and rescissory damages, as well as attorneys’ fees and litigation expenses. On January 12, 2026, the defendants moved to dismiss the amended complaint. Briefing on the defendants’ motion to dismiss was completed on March 4, 2026. On
January 8, 2026, the defendants moved to transfer the Broadmark Federal Court Litigation to the U.S. District Court for
the Southern District of New York, where the Exchange Act Litigation is pending. Briefing on the defendants’ motion to transfer was completed on February 5, 2026.
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
The Broadmark Derivative Litigation is currently stayed, pending: (1) dismissal of the Broadmark Exchange Act
Litigation with prejudice, and the exhaustion of all appeals thereto; or (2) denial, in full or in part, of the defendants’
motion to dismiss the Broadmark Exchange Act Litigation. The defendants intend to vigorously defend against the
Broadmark State Court Actions, the Broadmark Federal Court Litigation, and the Broadmark Derivative Litigation.
Legacy UDF IV litigation

As a result of the UDF IV Merger, the Company assumed certain outstanding litigation against UDF IV and affiliated parties.
On March 20, 2020, Megatel Homes, LLC and certain of its affiliates filed a lawsuit against Mehrdad Moayedi, United
Development Funding, L.P., United Development Funding II, L.P., United Development Funding III, L.P., UDF IV,
United Development Funding V, and various other affiliates (collectively the “UDF Defendants”) in the United States
District Court for the Northern District of Texas, captioned Megatel Homes LLC, et al. v. Moayedi, et al., No. 3:20-
cv-00688-L-BT (N.D. Tex.) (the “Megatel Action”). The Megatel Action alleges that the UDF Defendants knowingly participated in a scheme to “prop” up Moayedi’s companies, and thereby defraud the plaintiffs, by lending funds to
Moayedi’s companies, which Moayedi’s companies then used to repay older loans they had received from the UDF
Defendants, rather than using such funds to “advance” real estate projects with the plaintiffs. The plaintiffs assert claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and for common law fraud, statutory fraud, and fraudulent inducement. The plaintiffs seek compensatory damages, treble damages, exemplary damages, and attorneys’
fees. On May 18, 2020, the defendants moved to dismiss the plaintiffs’ complaint, which the court granted in part and denied in part on November 16, 2021. The plaintiffs filed an amended complaint on November 29, 2021, which the defendants again moved to dismiss. The court denied the motions to dismiss on June 27, 2022. Discovery in the Megatel
Action is complete and summary judgment motions have been filed by all Defendants in an attempt to dispose of the litigation. The court will issue a forthcoming order setting a trial date, likely after the summary judgment motions are decided. The UDF Defendants and the Company intend to vigorously defend against the Megatel Action.
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
The table below presents purchases of our common stock during the quarter.

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program
January	—		$—		—	$82,770,332
February	127,141		1.74		—	82,770,332
March	87,631		1.74		—	82,770,332
Total	214,772	(1)	$1.74	(2)	—	$82,770,332
(1)Total shares purchased includes shares of common stock owned by certain of our employees which have been surrendered by them to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock units and other equity awards.
(2)The price paid per share is based on the price of our common stock as of the date of the withholding.
Item 3. Default Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On May 6, 2026, Adam Zausmer and the Company entered into a Separation and Consulting Agreement (the “Zausmer
Agreement”) in connection with the previously announced mutual separation of Mr. Zausmer and the Company on
February 26, 2026 (the “Separation Date”). Under the Zausmer Agreement and in connection with Mr. Zausmer’s past service to the Company, Mr. Zausmer is entitled to receive a one-time cash payment of $1,250,000, full reimbursement of COBRA premiums for himself and his eligible dependents for up to 18 months, starting from the Separation Date, subject to certain customary exceptions, and reimbursement of up to $15,000 in legal fees. Mr. Zausmer is also entitled to the accelerated vesting, as of the Separation Date, of the 128,990 shares of time-based RSAs and 133,436 performance-based RSUs (at target) that he had as of the Separation Date. Under the Zausmer Agreement, Mr. Zausmer
has agreed to provide consulting services to the Company as an independent contractor from the Separation Date through
August 31, 2026, for which Mr. Zausmer is entitled to receive cash payment of $700,000, subject to certain customary exceptions. The Zausmer Agreement also contains a customary release of claims and reaffirmation of protective covenants by Mr. Zausmer in favor of the Company. The foregoing summary of the Zausmer Agreement is not complete and is qualified in its entirety by reference to the full text of the Zausmer Agreement, a copy of which is filed as Exhibit
10.1 to this Form 10-Q and incorporated by reference herein.
None of our officers and directors entered into, modified or terminated any “Rule 10b5-1 trading arrangements” or “non-
Rule 10b5-1 trading arrangements” (each as defined in Item 408(c) of Regulation S-K) during the quarter ended
March 31, 2026.
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
Stock, $0.0001 par value per share, Class B-3 Common Stock, $0.0001 par value per share, and
Class B-4 Common Stock, $0.0001 par value per share, as Common Stock, $0.0001 par value per share (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on May 10, 2022).

4.1	*
Indenture, dated as of August 9, 2017, by and between Sutherland Asset Management Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the
Registrant's Current Report on Form 8-K filed August 9, 2017).

4.2	*
Third Supplemental Indenture, dated as of February 26, 2019, by and between Ready Capital
Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 of the Registrant's Annual Report on Form 10-K filed March 13, 2019).

4.3	*
Fourth Supplemental Indenture, dated as of July 22, 2019, by and between Ready Capital
Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed July 22, 2019).

4.4	*
Sixth Supplemental Indenture, dated as of December 21, 2021, by and between Ready Capital
Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed December 21, 2021).

4.5	*
Eighth Supplemental Indenture, dated as of July 25, 2022, by and between Ready Capital
Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on July 25, 2022).

4.6	*
Ninth Supplemental Indenture, dated as of December 10, 2024, by and between Ready Capital
Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on December 10,
2024).

4.7	*	Specimen Common Stock Certificate of Ready Capital Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-4 filed on December 13, 2018).

4.8	*
Specimen Preferred Stock Certificate representing the shares of 6.25% Series C Cumulative
Convertible Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 4.13 of the Registrant’s Registration Statement on Form 8-A filed on March 19, 2021).

4.9	*
Specimen Preferred Stock Certificate representing the shares of 6.50% Series E Cumulative
Redeemable Preferred Stock, $0.0001 par value per share (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2021).

4.10	*	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to Broadmark Realty Capital Inc.’s Form 8-A12B filed with the SEC on November 14, 2019).

4.11	*
Warrant Agreement, dated as of May 14, 2018, between Trinity Merger Corp. and Continental Stock
Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to Broadmark Realty Capital
Inc.’s Form 8-A12B filed with the SEC on November 14, 2019).

4.12	*
Amendment to Warrant Agreement, dated November 14, 2019, by and among Broadmark Realty
Capital Inc., Continental Stock Transfer & Trust Co., and American Stock Transfer & Trust
Company, LLC (incorporated by reference to Exhibit 4.4 to Broadmark Realty Capital Inc.’s Form 8-
K filed with the SEC on November 20, 2019).

4.13	*
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
Third Amendment of Warrant Agreement, dated May 31, 2023, by and among Ready Capital
Corporation, RCC Merger Sub, LLC, Computershare Inc. and Computershare Trust Company, N.A.
(incorporated by reference to Exhibit 4.21 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2023).

10.1	†#	Separation and Consulting Agreement, dated May 6, 2026, by and between Waterfall Asset Management, LLC, Ready Capital Corporation, and Adam Zausmer.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Scheme Document

101.CAL		Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF		Inline XBRL Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Previously filed.
**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
†	Indicates a management contract or compensatory plan or arrangement.
#	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
READY CAPITAL CORPORATION

Date: May 8, 2026	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board, Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

Date: May 8, 2026	By:	/s/ Andrew Ahlborn
Andrew Ahlborn
Chief Financial Officer
(Principal Accounting and Financial Officer)