Form 10-Q
period 2026-06-30
Ready Capital Corp
filed 2026-08-07
CIK 1527590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
The Company has 165,190,992 shares of common stock, par value $0.0001 per share, outstanding as of August 6, 2026.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	68

Item 3. Quantitative and Qualitative Disclosures About Market Risk	90

Item 4. Controls and Procedures	94

PART II. OTHER INFORMATION	94

Item 1. Legal Proceedings	94

Item 1A. Risk Factors	97

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	97

Item 3. Defaults Upon Senior Securities	97

Item 4. Mine Safety Disclosures	97

Item 5. Other Information	97

Item 6. Exhibits	97

SIGNATURES	98

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$124,149	$207,841
Restricted cash	50,182	39,746
Loans, net (including $388 and $737 held at fair value)	3,409,500	3,500,298
Loans, held for sale (including $61,314 and $73,094 held at fair value and net of valuation allowance of $70,867 and $67,612)	278,214	585,820
Mortgage-backed securities	31,587	34,501
Investment in unconsolidated joint ventures (including $5,294 and $5,737 held at fair value)	165,658	161,424
Derivative instruments	3,096	6,740
Servicing rights	117,463	126,279
Real estate owned	572,850	620,225
Other assets	466,161	508,238
Assets of consolidated VIEs	1,045,056	1,978,684
Total Assets	$6,263,916	$7,769,796
Liabilities
Secured borrowings	1,876,713	2,788,926
Securitized debt obligations of consolidated VIEs, net	638,942	1,174,785
Senior secured notes, net	723,915	722,729
Corporate debt, net	470,372	652,487
Guaranteed loan financing	950,103	524,091
Contingent consideration	22,265	18,698
Derivative instruments	60	1,432
Dividends payable	3,665	3,633
Loan participations sold	56,616	56,616
Due to third parties	5,408	3,135
Accounts payable and other accrued liabilities	165,620	171,636
Total Liabilities	$4,913,679	$6,118,168
Preferred stock Series C, liquidation preference $25.00 per share (refer to Note 20)	8,361	8,361

Commitments & contingencies (refer to Note 24)

Stockholders’ Equity
Preferred stock Series E, liquidation preference $25.00 per share (refer to Note 20)	111,378	111,378
Common stock, $0.0001 par value, 500,000,000 shares authorized, 165,209,516 and 163,010,012 shares issued and outstanding, respectively	17	17
Additional paid-in capital	2,267,394	2,264,355
Retained deficit	(1,118,135)	(807,522)
Accumulated other comprehensive loss	(21,448)	(24,196)
Total Ready Capital Corporation equity	1,239,206	1,544,032
Non-controlling interests	102,670	99,235
Total Stockholders’ Equity	$1,341,876	$1,643,267
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$6,263,916	$7,769,796
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2026	2025	2026	2025
Interest income	$77,401	$152,735	$159,131	$307,702
Interest expense	(82,853)	(135,837)	(179,687)	(276,303)
Net interest income (loss) before (provision for) recovery of loan losses	$(5,452)	$16,898	$(20,556)	$31,399
(Provision for) recovery of loan losses	(21,554)	(8,640)	(92,461)	100,928
Net interest income (loss) after (provision for) recovery of loan losses	$(27,006)	$8,258	$(113,017)	$132,327
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	(22,221)	18,214	(82,306)	28,883
Net unrealized gain (loss) on financial instruments	(4,173)	(1,614)	(11,093)	(3,364)
Valuation allowance, loans held for sale	2,447	(39,746)	(4,110)	(139,464)
Servicing income, net of amortization and impairment of $11,207 and $17,794 for the three and six months ended June 30, 2026, and $12,874 and $18,168 for the three and six months ended June 30, 2025, respectively	72	(304)	5,493	6,152
Gain (loss) on bargain purchase	—	(14,381)	—	88,090
Income (loss) on unconsolidated joint ventures	1,276	(144)	3,335	(4,126)
Other income	14,214	11,304	32,279	22,894
Total non-interest income (expense)	$(8,385)	$(26,671)	$(56,402)	$(935)
Non-interest expense
Employee compensation and benefits	(24,590)	(23,159)	(48,438)	(44,413)
Allocated employee compensation and benefits from related party	(3,376)	(3,600)	(6,976)	(6,876)
Professional fees	(7,671)	(6,368)	(14,326)	(11,856)
Management fees – related party	(3,765)	(5,072)	(7,841)	(10,649)
Loan servicing expense	(3,439)	(11,038)	(19,113)	(26,882)
Transaction related expenses	(512)	(639)	(847)	(3,333)
Impairment on real estate	(952)	(4,268)	(483)	(6,614)
Other operating expenses	(33,268)	(16,133)	(62,282)	(32,256)
Total non-interest expense	$(77,573)	$(70,277)	$(160,306)	$(142,879)
Loss from continuing operations before benefit for income taxes	(112,964)	(88,690)	(329,725)	(11,487)
Income tax benefit	13,281	39,939	29,955	45,146
Net income (loss) from continuing operations	$(99,683)	$(48,751)	$(299,770)	$33,659
Discontinued operations (refer to Note 9)
Loss from discontinued operations before income tax benefit	—	(6,567)	—	(7,161)
Income tax benefit	—	1,641	—	1,790
Net loss from discontinued operations	$—	$(4,926)	$—	$(5,371)
Net income (loss)	$(99,683)	$(53,677)	$(299,770)	$28,288
Less: Dividends on preferred stock	1,999	1,999	3,998	3,998
Less: Net income attributable to non-controlling interest	1,848	1,814	3,490	4,274
Net income (loss) attributable to Ready Capital Corporation	$(103,530)	$(57,490)	$(307,258)	$20,016

Earnings per common share from continuing operations - basic	$(0.63)	$(0.31)	$(1.87)	$0.15
Earnings per common share from discontinued operations - basic	$0.00	$(0.03)	$0.00	$(0.03)
Total earnings per common share - basic	$(0.63)	$(0.34)	$(1.87)	$0.12

Earnings per common share from continuing operations - diluted	$(0.63)	$(0.31)	$(1.87)	$0.15
Earnings per common share from discontinued operations - diluted	$0.00	$(0.03)	$0.00	$(0.03)
Total earnings per common share - diluted	$(0.63)	$(0.34)	$(1.87)	$0.12

Weighted-average shares outstanding
Basic	165,101,861	167,749,917	164,366,053	166,465,234
Diluted	172,781,180	170,673,088	171,173,393	169,320,001

Dividends declared per share of common stock	$0.01	$0.125	$0.02	$0.25
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$(99,683)	$(53,677)	$(299,770)	$28,288
Other comprehensive income (loss) - net change by component:
Derivative financial instruments (cash flow hedges)	3,351	(3,341)	3,457	(7,285)
Foreign currency translation	(318)	1,747	(703)	2,560
Other comprehensive income (loss)	$3,033	$(1,594)	$2,754	$(4,725)
Comprehensive income (loss)	$(96,650)	$(55,271)	$(297,016)	$23,563
Less: Comprehensive income attributable to non-controlling interests	1,854	1,807	3,495	4,246
Comprehensive income (loss) attributable to Ready Capital Corporation	$(98,504)	$(57,078)	$(300,511)	$19,317
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three Months Ended June 30, 2026
	Preferred Series E		Common Stock		Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Ready Capital Corporation Equity	Non-controlling Interests	Total Stockholders' Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at March 31, 2026	4,600,000	$111,378	165,255,559	$17	$2,265,534	$(1,012,927)	$(24,476)	$1,339,526	$100,813	$1,440,339
Dividend declared:
Common stock ($0.01 per share)	—	—	—	—	—	(1,678)	—	(1,678)	—	(1,678)
OP units	—	—	—	—	—	—	—	—	(3)	(3)
$0.390625 per Series C preferred share	—	—	—	—	—	(131)	—	(131)	—	(131)
$0.406250 per Series E preferred share	—	—	—	—	—	(1,868)	—	(1,868)	—	(1,868)
Stock-based compensation	—	—	54,800	—	2,032	—	—	2,032	—	2,032
Share repurchases	—	—	(100,843)	—	(165)	—	—	(165)	—	(165)
Reallocation of non-controlling interest	—	—	—	—	(7)	—	1	(6)	6	—
Net income (loss)	—	—	—	—	—	(101,531)	—	(101,531)	1,848	(99,683)
Other comprehensive income	—	—	—	—	—	—	3,027	3,027	6	3,033
Balance at June 30, 2026	4,600,000	$111,378	165,209,516	$17	$2,267,394	$(1,118,135)	$(21,448)	$1,239,206	$102,670	$1,341,876

	Three Months Ended June 30, 2025
	Preferred Series E		Common Stock		Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Ready Capital Corporation Equity	Non-controlling Interests	Total Stockholders' Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at March 31, 2025	4,600,000	$111,378	172,507,227	$17	$2,302,101	$(450,276)	$(21,673)	$1,941,547	$99,644	$2,041,191
Dividend declared:
Common stock ($0.125 per share)	—	—	—	—	—	(20,758)	—	(20,758)	—	(20,758)
OP units	—	—	—	—	—	—	—	—	(75)	(75)
$0.390625 per Series C preferred share	—	—	—	—	—	(131)	—	(131)	—	(131)
$0.406250 per Series E preferred share	—	—	—	—	—	(1,868)	—	(1,868)	—	(1,868)
Distributions, net	—	—	—	—	—	—	—	—	(87)	(87)
Stock-based compensation	—	—	55,010	—	440	—	—	440	—	440
Conversion of OP units into common stock	—	—	282,614	—	1,197	—	—	1,197	(1,197)	—
Share repurchases	—	—	(8,518,464)	—	(37,779)	—	—	(37,779)	—	(37,779)
Reallocation of non-controlling interest	—	—	—	—	1,581	—	(33)	1,548	(1,548)	—
Net income (loss)	—	—	—	—	—	(55,491)	—	(55,491)	1,814	(53,677)
Other comprehensive loss	—	—	—	—	—	—	(1,587)	(1,587)	(7)	(1,594)
Balance at June 30, 2025	4,600,000	$111,378	164,326,387	$17	$2,267,540	$(528,524)	$(23,293)	$1,827,118	$98,544	$1,925,662
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Six Months Ended June 30, 2026
	Preferred Series E		Common Stock		Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Ready Capital Corporation Equity	Non-controlling Interests	Total Stockholders' Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2025	4,600,000	$111,378	163,010,012	$17	$2,264,355	$(807,522)	$(24,196)	$1,544,032	$99,235	$1,643,267
Dividend declared:
Common stock ($0.02 per share)	—	—	—	—	—	(3,355)	—	(3,355)	—	(3,355)
OP units	—	—	—	—	—	—	—	—	(6)	(6)
$0.78125 per Series C preferred share	—	—	—	—	—	(262)	—	(262)	—	(262)
$0.81250 per Series E preferred share	—	—	—	—	—	(3,736)	—	(3,736)	—	(3,736)
Stock-based compensation	—	—	2,515,119	—	3,523	—	—	3,523	—	3,523
Share repurchases	—	—	(315,615)	—	(539)	—	—	(539)	—	(539)
Reallocation of non-controlling interest	—	—	—	—	55	—	(1)	54	(54)	—
Net income (loss)	—	—	—	—	—	(303,260)	—	(303,260)	3,490	(299,770)
Other comprehensive income	—	—	—	—	—	—	2,749	2,749	5	2,754
Balance at June 30, 2026	4,600,000	$111,378	165,209,516	$17	$2,267,394	$(1,118,135)	$(21,448)	$1,239,206	$102,670	$1,341,876

	Six Months Ended June 30, 2025
	Preferred Series E		Common Stock		Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Ready Capital Corporation Equity	Non-controlling Interests	Total Stockholders' Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2024	4,600,000	$111,378	162,792,372	$17	$2,250,291	$(505,089)	$(18,552)	$1,838,045	$97,697	$1,935,742
Dividend declared:
Common stock ($0.25 per share)	—	—	—	—	—	(43,451)	—	(43,451)	—	(43,451)
OP units	—	—	—	—	—	—	—	—	(186)	(186)
$0.78125 per Series C preferred share	—	—	—	—	—	(262)	—	(262)	—	(262)
$0.81250 per Series E preferred share	—	—	—	—	—	(3,736)	—	(3,736)	—	(3,736)
Distributions, net	—	—	—	—	—	—	—	—	(187)	(187)
Shares issued pursuant to merger transaction	—	—	12,766,819	—	64,600	—	—	64,600	—	64,600
Stock-based compensation	—	—	737,090	—	6,678	—	—	6,678	—	6,678
Conversion of OP units into common stock	—	—	282,614	—	1,197	—	—	1,197	(1,197)	—
Share repurchases	—	—	(12,252,508)	—	(57,099)	—	—	(57,099)	—	(57,099)
Reallocation of non-controlling interest	—	—	—	—	1,873	—	(44)	1,829	(1,829)	—
Net income	—	—	—	—	—	24,014	—	24,014	4,274	28,288
Other comprehensive loss	—	—	—	—	—	—	(4,697)	(4,697)	(28)	(4,725)
Balance at June 30, 2025	4,600,000	$111,378	164,326,387	$17	$2,267,540	$(528,524)	$(23,293)	$1,827,118	$98,544	$1,925,662
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash Flows From Operating Activities:
Net income (loss)	$(299,770)	$28,288
Net loss from discontinued operations, net of tax	—	(5,371)
Net income (loss) from continuing operations	(299,770)	33,659
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	30,316	27,040
Stock-based compensation	4,112	3,419
Provision for (recovery of) loan losses	92,461	(100,928)
Impairment (recovery) on real estate owned, held for sale	483	6,614
Depreciation and amortization on real estate owned	3,151	—
Repair and denial reserve	2,707	1,158
Paid-in-kind accrued interest	(801)	(1,048)
Valuation allowance, loans held for sale	4,110	139,464
Net (income) loss of unconsolidated joint ventures, net of distributions	(2,178)	6,451
Realized (gains) losses, net	82,135	(27,506)
Unrealized (gains) losses, net	10,452	2,499
Loss on deconsolidation of securitization trust	2,840	—
Bargain purchase gain	—	(88,090)
Loans, held for sale, net	703,166	50,174
Changes in operating assets and liabilities:
Derivative instruments	5,160	(996)
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	5,815	50,882
Receivable from third parties	(7,246)	2,656
Other assets	19,384	(105,016)
Accounts payable and other accrued liabilities	8,999	31,554
Net cash provided by operating activities from continuing operations	$665,296	$31,986
Net cash used for operating activities from discontinued operations	—	(23,784)
Net cash provided by operating activities	$665,296	$8,202
Cash Flows From Investing Activities:
Origination of loans	(164,053)	(300,692)
Proceeds from disposition and principal payment of loans	1,016,550	1,034,968
Funding of investments held to maturity	—	(2,385)
Proceeds from sale and principal payment of mortgage-backed securities	3,747	—
Funding of real estate, held for sale	(1,143)	(215)
Proceeds from sale of real estate, held for sale	91,592	8,312
Investment in unconsolidated joint ventures	(9,928)	(11,897)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	7,872	2,928
Payment of liabilities under participation agreements	—	(1,335)
Net cash provided by (used for) business acquisitions	—	16,020
Net cash provided by investing activities from continuing operations	$944,637	$745,704
Net cash provided by investing activities from discontinued operations	—	43,316
Net cash provided by investing activities	$944,637	$789,020
Cash Flows From Financing Activities:
Proceeds from secured borrowings	1,067,088	2,385,296
Repayment of secured borrowings	(1,978,398)	(917,296)
Repayment of the Paycheck Protection Program Liquidity Facility borrowings	(8,592)	(8,134)
Proceeds from issuance of securitized debt obligations of consolidated VIEs	135,657	—
Repayment of securitized debt obligations of consolidated VIEs	(673,887)	(2,075,012)
Proceeds from sale of retained beneficial interests	24,065	—
Repayment of corporate debt	(183,994)	(231,511)
Proceeds from senior secured note	—	290,250
Repayment of guaranteed loan financing	(49,897)	(83,492)
Payment of deferred financing costs	(5,887)	(18,099)
Common stock repurchased	—	(55,151)
Settlement of share-based awards in satisfaction of withholding tax requirements	(539)	(1,948)
Dividend payments	(7,327)	(67,886)
Net cash used for financing activities from continuing operations	$(1,681,711)	$(782,983)
Net cash used for financing activities from discontinued operations	—	(4,324)
Net cash used for financing activities	$(1,681,711)	$(787,307)
Net increase (decrease) in cash, cash equivalents, and restricted cash including cash classified within assets held for sale	(71,778)	9,915
Less: Net increase (decrease) in cash and cash equivalents within assets held for sale	—	(29,792)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(71,778)	39,707
Cash, cash equivalents, and restricted cash beginning balance	249,534	182,774
Cash, cash equivalents, and restricted cash ending balance	$177,756	$222,481
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2026	2025
Supplemental disclosures:
Cash paid for interest	$151,131	$263,125
Cash paid (received) for income taxes	$160	$(258)
Non-cash investing activities
Loans transferred from loans, held for sale to loans, net	$37,270	$72,826
Loans transferred from loans, net to loans, held for sale	$322,952	$722,797
Loans transferred to real estate owned, held for sale	$49,633	$35,546
Deconsolidation of assets in securitization trusts	$26,300	$—
Consolidation of assets in securitization trusts	$475,919	$—
Contingent consideration in connection with acquisitions	$—	$15,242
Non-cash financing activities
Deconsolidation of borrowings in securitization trusts	$22,973	$—
Consolidation of borrowings in securitization trusts	$475,919	$—
Shares and OP units issued in connection with merger transactions	$—	$64,600
Conversion of OP units to common stock	$—	$1,197
Cash, cash equivalents, and restricted cash reconciliation
Cash and cash equivalents	$124,149	$162,935
Restricted cash	50,182	56,769
Cash, cash equivalents, and restricted cash in assets of consolidated VIEs	3,425	2,777
Cash, cash equivalents, and restricted cash ending balance	$177,756	$222,481
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
Sutherland Partners, L.P. (the “operating partnership”) holds substantially all of the Company’s assets and conducts substantially all of the Company’s business. As of both June 30, 2026 and December 31, 2025, the Company owned approximately 99.8% of the operating partnership. The Company, as sole general partner of the operating partnership, has responsibility and discretion in the management and control of the operating partnership, and the limited partners of the operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the operating partnership. Therefore, the Company consolidates the operating partnership.
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
Note 2. Basis of Presentation
The unaudited interim consolidated financial statements herein, referred to as the “consolidated financial statements”, as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)—
as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”)
and the rules and regulations of the SEC.

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
Allowance for credit losses. The allowance for credit losses consists of the allowance for losses on loans, accounted for at amortized cost, and lending commitments. Such loans and lending commitments are reviewed quarterly considering credit quality indicators, including probable and historical losses, collateral values, loan-to-value (“LTV”) ratio and economic conditions. The allowance for credit losses increases through provisions charged to earnings and reduced by charge-offs, net of recoveries.
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
Significant inputs to the Company’s forecasting methods include (i) key loan-specific inputs such as LTV, vintage year, loan-term, underlying property type, geographic location, and others, and (ii) a macro-economic forecast, including unemployment rates, interest rates, commercial real estate prices, and others. These estimates may change in future periods based on available future macro-economic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio.
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
Interest income is subsequently recognized only to the extent it is received in cash or until the loan qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans under the cost recovery method. Loans are restored to accrual status when contractually current and the collection of future payments is reasonably assured. In certain instances, the
Company may make exceptions to placing a loan on non-accrual status if the loan is in the process of a modification. For construction loans that have been delinquent for 90 days or more, interest income may continue to accrue if it is probable that principal and interest will be collected in full.
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
Loan modifications made to borrowers experiencing financial difficulty. In situations where economic or legal circumstances may cause a borrower to experience significant financial difficulties, the Company may grant concessions for a period of time to the borrower that it would not otherwise consider. These modified terms may include interest rate reductions, principal forgiveness, term extensions, and other-than-insignificant payment delay intended to minimize the
Company’s economic loss and to avoid foreclosure or repossession of collateral. The Company monitors the performance of loans modified to borrowers experiencing financial difficulty and considers loans that are 90 days past due to be in payment default. To the extent the modified loan is contractually current and ultimately deemed collectible, the Company will continue to accrue interest.
Loans, held for sale
Loans are classified as held for sale if there is an intent to sell in the near-term. These loans are recorded at the lower of amortized cost or fair value, unless the fair value option has been elected at the time of origination or acquisition. If the loan’s fair value is determined to be less than its amortized cost, a non-recurring fair value adjustment may be recorded through a valuation allowance. Changes in fair value on originated loans for which the fair value option has been elected, are recurring and are reported as net unrealized gain (loss) on financial instruments in the consolidated statements of operations. Loans, held for sale for which the fair value option has been elected are classified as Level 2 in the fair value hierarchy. For originated SBA loans, the guaranteed portion is held at fair value. Interest is recognized as interest income in the consolidated statements of operations when earned and deemed collectible. When loans classified as held for sale are sold, the proceeds, less the costs to sell, in excess (or deficiency) of the net carrying value, including accrued interest, are recognized as a realized gain (loss) in the consolidated statements of operations.
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
Derivative instruments
Subject to maintaining qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, comprised of interest rate swaps and FX forwards as part of its risk management strategy. The
Company accounts for derivative instruments under ASC 815, Derivatives and Hedging (“ASC 815”). All derivatives are reported as either assets or liabilities in the consolidated balance sheets at the estimated fair value with the changes in the fair value recorded in earnings unless hedge accounting is elected. As of June 30, 2026 and December 31, 2025, the
Company had offset $9.0 million and $13.0 million of cash collateral payable against gross derivative asset positions,
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
The fair value of intangible assets is based on estimated cash flow projections, as well as other available market information. Intangible assets (including above and below-market leases) are amortized on a straight-line basis over the remaining term of the lease and amortization is recorded as an adjustment to income on the consolidated statements of operations.
Real estate owned, held for sale. Real estate owned, held for sale is recorded at acquisition at the property’s estimated fair value less estimated costs to sell. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, real estate owned, held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged through impairment on real estate on the consolidated statements of operations.
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
There were no events or changes in circumstances during the three months ended June 30, 2026 that would indicate that it was more likely than not that the fair value of each of the reporting units did not exceed its respective carrying value as of June 30, 2026.
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
Non-controlling interests
Non-controlling interests are presented on the consolidated balance sheets and the consolidated statements of operations and represent direct investment in the operating partnership by third parties, including operating partnership units issued to satisfy a portion of the purchase price in connection with a series of mergers (collectively, the “Mosaic Mergers”),

pursuant to which the company acquired a group of privately held, real estate structured finance opportunities funds, with a focus on construction lending, managed by MREC Management, LLC. In addition, the Company has non-
controlling interests from investments in consolidated joint ventures whereby, net income or loss is generally based upon relative ownership interests or contractual arrangements.
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
Earnings per share
Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from the Company’s share-based compensation, consisting of unvested restricted stock units (“RSUs”), unvested restricted stock awards (“RSAs”), performance-based equity awards, as well as the dilutive impact of convertible preferred stock and CVRs under the if-converted method. Potential dilutive shares are excluded from the calculation if they have an anti-
dilutive effect in the period.
All of the Company’s RSAs, time-based RSUs, and preferred stock contain rights to receive non-forfeitable dividends or dividend equivalents and, thus, are participating securities. Due to the existence of these participating securities, the two-
class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-
class method, undistributed earnings are reallocated between shares of common stock and participating securities.
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
Lease rental income. Revenue from real estate owned operations primarily includes lease rental income which arises from base rent income, net of concessions, from tenant leases. Base rent is recognized on a straight-line basis over the term of the lease and recorded as other income in the consolidated statement of operations. Such income for the three months ended June 30, 2026, was not material.
Realized gains (losses). Upon the sale or disposition (not including the prepayment of outstanding principal balance) of loans or securities, the excess (or deficiency) of net proceeds over the net carrying value or cost basis of such loans or securities is recognized as a realized gain (loss) in the consolidated statements of operations.
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
Upon the close of the measurement period on March 13, 2026, the updated purchase price of the CVRs was valued at approximately $15.2 million or $1.19 per CVR. See note 7 for more information about the valuation of the CVRs.
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

	June 30, 2026		December 31, 2025
(in thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Bridge	$1,656,219	$1,754,129	$2,024,033	$2,082,823
Fixed rate	79,252	80,188	93,002	93,828
Construction	404,254	525,249	388,042	509,085
Freddie Mac	10,961	10,782	3,945	3,756
SBA - 7(a)	1,204,838	1,247,270	908,714	958,755
Other	53,976	82,954	82,562	112,194
Total Loans, net	$3,409,500	$3,700,572	$3,500,298	$3,760,441
Loans in consolidated VIEs
Bridge	—	—	834,426	858,833
Fixed rate	508,215	510,964	558,119	560,230
SBA - 7(a)	271,938	291,596	134,761	145,185
Other	127,752	127,825	166,773	167,191
Total Loans, net, in consolidated VIEs	$907,905	$930,385	$1,694,079	$1,731,439
Loans, held for sale
Bridge	191,798	257,014	457,336	521,116
Fixed rate	—	—	55,390	58,000
Freddie Mac	9,967	9,841	16,555	16,425
SBA - 7(a)	42,068	39,283	52,598	49,203
Other	34,381	38,633	3,941	3,622
Total Loans, held for sale	$278,214	$344,771	$585,820	$648,366
Loans, held for sale in consolidated VIEs
Bridge	—	—	125,107	129,238
Total Loans, held for sale in consolidated VIEs	$—	$—	$125,107	$129,238
Total	$4,595,619	$4,975,728	$5,905,304	$6,269,484
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
willingness to meet its financial obligations.

The tables below summarize the classification, UPB, carrying value and gross write-offs of loans by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2026	2025	2024	2023	2022	Pre 2022	Total
June 30, 2026
Bridge	$1,754,129	$—	$13,911	$216,062	$65,097	$775,810	$585,339	$1,656,219
Fixed rate	591,152	—	—	—	—	25,712	561,755	587,467
Construction	525,249	—	47,824	90,875	19,300	121,710	124,545	404,254
Freddie Mac	10,782	—	—	2,568	7,016	1,377	—	10,961
SBA - 7(a)	1,538,866	44,149	288,099	358,398	201,332	233,711	351,087	1,476,776
Other	210,779	3,076	21,005	15,997	3,104	4,992	133,554	181,728
Total Loans, net	$4,630,957	$47,225	$370,839	$683,900	$295,849	$1,163,312	$1,756,280	$4,317,405
Gross write-offs		$—	$1,184	$6,250	$3,398	$30,538	$16,382	$57,752
	UPB	2025	2024	2023	2022	2021	Pre 2021	Total
December 31, 2025
Bridge	$2,941,656	$86,350	$295,040	$186,723	$1,126,875	$1,089,802	$73,669	$2,858,459
Fixed rate	654,058	—	—	—	35,383	175,988	439,750	651,121
Construction	509,085	32,342	70,551	19,300	108,931	18,341	138,577	388,042
Freddie Mac	3,756	—	2,568	—	1,377	—	—	3,945
SBA - 7(a)	1,103,940	150,888	162,885	115,567	244,353	160,780	209,002	1,043,475
Other	279,385	21,197	16,220	3,130	5,026	581	203,181	249,335
Total Loans, net	$5,491,880	$290,777	$547,264	$324,720	$1,521,945	$1,445,492	$1,064,179	$5,194,377
Gross write-offs		$262	$4,515	$5,993	$1,438	$5,900	$184,402	$202,510
The tables below present delinquency information on loans, net by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2026	2025	2024	2023	2022	Pre 2022	Total
June 30, 2026
Current	$3,712,136	$47,225	$367,041	$594,027	$261,342	$814,253	$1,438,766	$3,522,654
30 - 59 days past due	161,178	—	107	34	7,036	131,958	9,012	148,147
60+ days past due	757,643	—	3,691	89,839	27,471	217,101	308,502	646,604
Total Loans, net	$4,630,957	$47,225	$370,839	$683,900	$295,849	$1,163,312	$1,756,280	$4,317,405
	UPB	2025	2024	2023	2022	2021	Pre 2021	Total
December 31, 2025
Current	$4,478,531	$286,900	$386,892	$293,829	$1,152,549	$1,171,991	$983,329	$4,275,490
30 - 59 days past due	392,885	1,788	126,870	9,336	147,167	92,247	11,691	389,099
60+ days past due	620,464	2,089	33,502	21,555	222,229	181,254	69,159	529,788
Total Loans, net	$5,491,880	$290,777	$547,264	$324,720	$1,521,945	$1,445,492	$1,064,179	$5,194,377
The table below presents delinquency information on loans, net by portfolio.

(in thousands)	Current	30 - 59 days past due	60+ days past due	Total	Non-Accrual Loans	90+ days past due and Accruing
June 30, 2026
Bridge	$1,021,211	$114,373	$520,635	$1,656,219	$776,497	$7,596
Fixed rate	561,458	3,244	22,765	587,467	22,765	—
Construction	337,299	19,031	47,924	404,254	75,976	—
Freddie Mac	—	7,016	3,945	10,961	3,945	—
SBA - 7(a)	1,427,842	571	48,363	1,476,776	75,916	413
Other	174,844	3,912	2,972	181,728	2,774	—
Total Loans, net	$3,522,654	$148,147	$646,604	$4,317,405	$957,873	$8,009
Percentage of loans outstanding	81.6%	3.4%	15.0%	100%	22.2%	0.2%
December 31, 2025
Bridge	$2,099,318	$358,838	$400,303	$2,858,459	$1,151,022	$—
Fixed rate	621,708	3,279	26,134	651,121	20,738	—
Construction	343,450	1,496	43,096	388,042	62,395	—
Freddie Mac	—	—	3,945	3,945	3,945	—
SBA - 7(a)	971,069	20,669	51,737	1,043,475	84,795	90
Other	239,945	4,817	4,573	249,335	4,229	—
Total Loans, net	$4,275,490	$389,099	$529,788	$5,194,377	$1,327,124	$90
Percentage of loans outstanding	82.3%	7.5%	10.2%	100%	25.5%	—%

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
The collateral concentration of the loan portfolio considers economic factors or events may have a more pronounced impact on certain sectors or property types.
The table below presents quantitative information on the credit quality of loans, net.

	LTV(1)
(in thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
June 30, 2026
Bridge	$—	$17,765	$103,121	$508,402	$590,044	$436,887	$1,656,219
Fixed rate	—	22,353	266,096	273,687	20,381	4,950	587,467
Construction	801	5,663	101,274	144,360	70,746	81,410	404,254
Freddie Mac	—	—	7,016	3,945	—	—	10,961
SBA - 7(a)	21,333	75,173	204,805	471,620	271,314	432,531	1,476,776
Other	54,681	58,027	29,101	23,081	14,443	2,395	181,728
Total Loans, net	$76,815	$178,981	$711,413	$1,425,095	$966,928	$958,173	$4,317,405
Percentage of loans outstanding	1.8%	4.1%	16.5%	33.0%	22.4%	22.2%	100%
December 31, 2025
Bridge	$1,463	$29,207	$188,215	$1,235,997	$906,428	$497,149	$2,858,459
Fixed rate	19	23,042	294,209	308,158	17,368	8,325	651,121
Construction	11,162	14,708	84,525	147,776	49,540	80,331	388,042
Freddie Mac	—	—	—	3,945	—	—	3,945
SBA - 7(a)	13,516	58,812	148,369	305,993	158,710	358,075	1,043,475
Other	66,133	77,651	63,158	28,114	11,347	2,932	249,335
Total Loans, net	$92,293	$203,420	$778,476	$2,029,983	$1,143,393	$946,812	$5,194,377
Percentage of loans outstanding	1.8%	3.9%	15.0%	39.1%	22.0%	18.2%	100%
(1)LTV is calculated by dividing the current UPB by the most recent collateral value received. The most recent value for performing loans is often the third-party as-is valuation utilized during the original underwriting process.
The table below presents the geographic concentration of loans, net, secured by real estate.

Geographic Concentration (% of UPB)	June 30, 2026	December 31, 2025
Texas	23.9%	25.8%
California	11.2	12.7
Arizona	10.8	9.2
Florida	6.0	8.9
Washington	5.7	3.1
Georgia	5.2	6.0
New York	4.2	3.7
North Carolina	2.5	2.0
Ohio	2.4	1.8
Oregon	2.2	1.3
Other	25.9	25.5
Total	100%	100%
The table below presents the collateral type concentration of loans, net.

Collateral Concentration (% of UPB)	June 30, 2026	December 31, 2025
Multi-family	44.8%	56.6%
SBA	33.2	20.1
Land	5.5	4.3
Retail	5.0	4.7
Industrial	3.4	4.0
Office	2.7	3.2
Mixed Use	2.3	3.0
Other	3.1	4.1
Total	100%	100%

The table below presents the collateral type concentration of SBA loans within loans, net.

Collateral Concentration (% of UPB)	June 30, 2026	December 31, 2025
Lodging	20.5%	19.3%
Gasoline Service Stations	16.5	13.8
Eating Places	7.0	6.8
Child Day Care Services	4.6	3.9
General Freight Trucking, Local	2.7	3.8
Grocery Stores	2.7	2.2
Car Washes	2.3	1.7
Offices of Physicians	2.1	2.6
Coin-Operated Laundries and Drycleaners	2.0	2.1
Funeral Service & Crematories	0.8	1.1
Other	38.8	42.7
Total	100%	100%
Allowance for credit losses
The allowance for credit losses consists of the allowance for losses on loans and lending commitments accounted for at amortized cost. Such loans and lending commitments are reviewed quarterly considering credit quality indicators, including probable and historical losses, collateral values, LTV ratios, and economic conditions.
The table below presents the allowance for loan losses by loan product and impairment methodology.

(in thousands)	Bridge	Fixed rate	Construction	SBA - 7(a)	Other	Total
June 30, 2026
General	$18,311	$2,092	$931	$29,235	$1,663	$52,232
Specific	77,700	1,699	21,855	11,884	10,091	123,229
PCD	—	—	75,265	—	—	75,265
Ending balance	$96,011	$3,791	$98,051	$41,119	$11,754	$250,726
December 31, 2025
General	$7,921	$1,749	$587	$28,615	$1,427	$40,299
Specific	72,714	1,596	22,917	10,039	10,091	117,357
PCD	—	—	60,861	—	—	60,861
Ending balance	$80,635	$3,345	$84,365	$38,654	$11,518	$218,517

The table below presents a summary of the changes in the allowance for loan losses.

(in thousands)	Bridge	Fixed rate	Construction	SBA - 7(a)	Other	Total
Three Months Ended June 30, 2026
Beginning balance	$82,828	$3,077	$99,388	$38,835	$11,539	$235,667
Provision for (recoveries of) loan losses	16,738	714	(651)	7,626	215	24,642
Time value of money adjustment	—	—	3,648	—	—	3,648
Charge-offs and sales	(3,555)	—	(4,334)	(5,490)	—	(13,379)
Recoveries	—	—		148	—	148
Ending balance	$96,011	$3,791	$98,051	$41,119	$11,754	$250,726
Three Months Ended June 30, 2025
Beginning balance	$31,049	$9,230	$166,051	$30,035	$2,855	$239,220
Provision for (recoveries of) loan losses	9,661	(3,313)	(834)	3,412	427	9,353
Measurement period adjustment - PCD	—	—	(7,198)	—	—	(7,198)
Charge-offs and sales	—	(802)	(7,882)	(396)	—	(9,080)
Recoveries	—	—	—	284	—	284
Ending balance	$40,710	$5,115	$150,137	$33,335	$3,282	$232,579
Six Months Ended June 30, 2026
Beginning balance	$80,635	$3,345	$84,365	$38,654	$11,518	$218,517
Provision for (recoveries of) loan losses	57,895	446	12,251	12,012	236	82,840
Time value of money adjustment	—	—	6,775	—	—	6,775
Charge-offs and sales	(42,519)	—	(5,340)	(9,893)	—	(57,752)
Recoveries	—	—	—	346	—	346
Ending balance	$96,011	$3,791	$98,051	$41,119	$11,754	$250,726
Six Months Ended June 30, 2025
Beginning balance	$170,445	$5,114	$140,139	$22,087	$2,154	$339,939
Provisions for (recoveries of) loan losses	(129,735)	1,803	9,656	11,500	1,128	(105,648)
PCD(1)	—	—	9,428	—	—	9,428
Charge-offs and sales	—	(1,802)	(9,086)	(622)	—	(11,510)
Recoveries	—	—	—	370	—	370
Ending balance	$40,710	$5,115	$150,137	$33,335	$3,282	$232,579
(1)Includes the impact of a measurement period adjustment related to the UDF IV Merger. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the UDF Merger.
The table above excludes $3.8 million and $2.3 million of allowance for loan losses on unfunded lending commitments as of June 30, 2026 and June 30, 2025, respectively. Refer to Note 3 – Summary of Significant Accounting Policies for
more information on accounting policies, methodologies and judgment applied to determine the allowance for loan losses and lending commitments.
Non-accrual loans
A loan is placed on nonaccrual status when it is probable that principal and interest will not be collected under the original contractual terms. At that time, interest income is no longer accrued.
The table below presents information on non-accrual loans.

(in thousands)	June 30, 2026	December 31, 2025
Non-accrual loans
With an allowance	$904,919	$1,290,859
Without an allowance	52,954	36,265
Total carrying value of non-accrual loans	$957,873	$1,327,124
Allowance for loan losses related to non-accrual loans	$(140,644)	$(133,750)
UPB of non-accrual loans	$1,112,311	$1,466,969

	June 30, 2026	June 30, 2025
Interest income on non-accrual loans for the three months ended	$7,509	$2,198
Interest income on non-accrual loans for the six months ended	$14,618	$6,366

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
Three months ended June 30, 2026. During the three months ended June 30, 2026, the Company entered into 27 loan modifications with an aggregate carrying value of $87.7 million, or 2.0% of total loans, net. These modified loans include a combination of changes to the contractual terms which were in the form of interest rate reductions, principal forgiveness, term extensions and other-than-insignificant payment delays.
There was 1 loan with a carrying value of $60.5 million, or 1.4% of loans, net that was modified to include both a 25 month term extension added to the original loan term and an interest rate reduction from SOFR + 5.85% to SOFR +
4.00% from May 2026 to November 2027. There was 1 loan with a carrying value of $17.8 million, or 0.4% of loans, net that was modified to include a 39 month term extension added to the original loan term, a 24 month interest payment deferral, and principal forgiveness of $1.2 million. There were 23 loans with an aggregate carrying value of $8.9 million, or 0.2% of loans, net that were modified to include interest payment deferrals which ranged between 3 and 24 months with a weighted average of 8 months and include payments for periods before the modification date. There were 2 loans with an aggregate carrying value of $0.5 million, or less than 0.1% of loans, net that were modified to include a 60 month term extension added to the original loan term. Interest payment deferral payment modifications include the reduction of interest payments to equal excess net operating income with the difference between the original rate and the interest collected due at maturity.
During the three months ended June 30, 2026, $2.6 million of total capital was invested by the borrowers, substantially all in the form of payment towards principal or contribution to a reserve account.
Six months ended June 30, 2026. During the six months ended June 30, 2026, the Company entered into 72 loan modifications with an aggregate carrying value of $251.8 million, or 5.8% of total loans, net. These modified loans include a combination of changes to the contractual terms which were in the form of interest rate reductions, principal forgiveness, term extensions and other-than-insignificant payment delays.
There were 4 loans with an aggregate carrying value of $138.3 million, or 3.2% of loans, net that were modified to include both term extensions which ranged between 3 and 60 months with a weighted average of 14 months added to the original loan term and interest payment deferrals which ranged between 2 and 9 months with a weighted average of 3 months. There was 1 loan with a carrying value of $60.5 million, or 1.4% of loans, net that was modified to include a 25 month term extension added to the original loan term, a 4 month interest payment deferral, and an interest rate reduction from SOFR + 5.85% to SOFR + 4.00% from May 2026 to November 2027. There were 63 loans with an aggregate carrying value of $34.7 million, or 0.8% of loans, net that were modified to include interest payment deferrals which ranged between 3 and 24 months with a weighted average of 5 months and include payments for periods before the modification date. There was 1 loan with a carrying value of $17.8 million, or 0.4% of loans, net that was modified to include a 39 month term extension added to the original loan term, a 24 month interest payment deferral, and principal forgiveness of $1.2 million. There were 2 loans with an aggregate carrying value of $0.5 million, or less than 0.1% of loans, net that were modified to include a 60 month term extension added to the original loan term. There was 1 loan with a carrying value of less than $0.1 million, or less than 0.1% of loans, net that was modified to include both a 26 month interest payment deferral and an interest rate reduction from Prime + 2.75% to a fixed rate of 9.00% from
February 2026 to May 2033. Interest payment deferral payment modifications include the reduction of interest payments to equal excess net operating income with the difference between the original rate and the interest collected due at maturity.
During the six months ended June 30, 2026, $2.6 million of total capital was invested by the borrowers, substantially all in the form of payment towards principal or contribution to a reserve account.
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
There were 9 loans with an aggregate carrying value of $81.4 million, or 1.1% of loans, net that were modified to include term extensions which ranged between 2 and 72 months with a weighted average of 21 months added to the original loan term. There was 1 loan with a carrying value of $33.4 million, or 0.5% of loans, net that was assumed by a new borrower with an 18 month term extension added to the original loan term. There was 1 loan with a carrying value of $31.3 million, or 0.4% of loans, net that was modified to include both a 24 month term extension added to the original loan term and an interest rate reduction from SOFR + 4.50% to SOFR + 4.00% from May 2025 to October 2027. There was 1 loan with a carrying value of $31.1 million, or 0.4% of loans, net that was modified to include both a 26 month interest payment deferral and an interest rate reduction from SOFR + 3.60% to a fixed rate of 6.0% from June 2024 to
December 2025, 6.25% from January 2026 to December 2026, and 6.5% from January 2027 to September 2027. There were 15 loans with an aggregate carrying value of $30.7 million, or 0.4% of loans, net that were modified to include interest payment deferrals which ranged between 6 and 28 months with a weighted average of 7 months and include payments for periods before the modification date. There were 8 loans with an aggregate carrying value of $28.5 million, or 0.4% of loans, net that were modified to include both term extensions and interest payment deferrals. The term extensions ranged between 3 and 60 months with a weighted average of 14 months added to the original loan term.
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
There were 15 loans with an aggregate carrying value of $100.4 million, or 1.4% of loans, net that were modified to include term extensions which ranged between 2 and 72 months with a weighted average of 20 months added to the original loan term. There were 2 loans with an aggregate carrying value of $77.6 million, or 1.1% of loans, net that were assumed by new borrowers and modified to include term extensions. The term extensions ranged between 18 and 35 months with a weighted average of 28 months added to the original loan term. There were 2 loans with an aggregate carrying value of $65.3 million, or 0.9% of loans, net that were assumed by new borrowers and modified to include both term extensions and interest payment deferrals. The term extensions ranged between 19 and 32 months with a weighted average of 25 months added to the original loan term. Interest payment deferrals ranged between 12 and 24 months with a weighted average of 17 months. There were 11 loans with an aggregate carrying value of $57.5 million, or 0.8% of loans, net that were modified to include both term extensions and interest payment deferrals. The term extensions ranged between 3 and 60 months with a weighted average of 14 months added to the original loan term. Interest payment deferrals ranged between 6 and 24 months with a weighted average of 12 months. Payment modifications include the reduction of interest payments to equal excess net operating income with the difference between the original rate and the interest collected due at maturity. In most cases, default interest is waived. There were 28 loans with an aggregate carrying value of $41.2 million, or 0.6% of loans, net that were modified to include interest payment deferrals which ranged between 3 and 28 months with a weighted average of 7 months and include payments for periods before the modification date. There was 1 loan with a carrying value of $31.3 million, or 0.4% of loans, net that was modified to include both a 24 month term extension added to the original loan term and an interest rate reduction from SOFR +
4.50% to SOFR + 4.00% from May 2025 to October 2027. There was 1 loan with a carrying value of $31.1 million, or
0.4% of loans, net that was modified to include both a 26 month interest payment deferral and an interest rate reduction from SOFR + 3.60% to a fixed rate of 6.0% from June 2024 to December 2025, 6.25% from January 2026 to December
2026, and 6.5% from January 2027 to September 2027. There was 1 loan with a carrying value of $25.4 million, or 0.4%

of loans, net that was modified to include a 12 month term extension added to the original loan term, a 7 month interest payment deferral, and an interest rate reduction from SOFR + 5.75% to SOFR + 3.50% from June 2025 to March 2026.
During the six months ended June 30, 2025, $10.6 million of total capital was invested by the borrowers, substantially all in the form of payments in contribution to reserve accounts.
The remaining elements of the Company’s modification programs are generally considered insignificant and do not have a material impact on financial results.
Allowance for loan losses. The Company’s allowance for loan losses reflects estimates of expected life-time loan losses, which considers historical loan losses including losses from modified loans to borrowers experiencing financial difficulty. The Company continues to estimate the allowance for loan losses after modification using loan-specific inputs. Substantially all of the modified loans during the three and six months ended June 30, 2026 were performing in accordance with the modified contractual terms, however, $69.8 million and $169.7 million, respectively were on nonaccrual status regarding the ultimate collectability of the contractually due principal and interest. Majority of the modified loans during the three and six months ended June 30, 2025 were on accrual status and performing in accordance with the modified contractual terms.
Loans with modifications disclosed in the previous twelve months are performing in accordance with their modified terms as of June 30, 2026, except for 34 loans with a carrying value of $107.4 million which did not make payments in accordance with their modified terms during the three months ended June 30, 2026.
On loans for which the Company determines foreclosure of the collateral is probable, expected losses are measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. As of June 30, 2026 and December 31, 2025, the Company’s total carrying amount of loans in the foreclosure process was $10.8 million and $17.9 million, respectively.
Lending commitments. For the three and six months ended June 30, 2026, lending commitments to borrowers experiencing financial difficulty for which the Company has modified the loan terms were $0.4 million and $1.9 million, respectively. For the three and six months ended June 30, 2025, lending commitments to borrowers experiencing financial difficulty for which the Company has modified the loan terms were $22.3 million and $28.8 million,
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
The Company did not acquire any PCD loans during the three months ended June 30, 2026 or June 30, 2025.
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

As of June 30, 2026, the CVRs associated with the closing of the UDF IV Merger were valued at approximately $21.8 million or $1.71 per CVR.
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
The table below presents financial instruments carried at fair value on a recurring basis.

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2026
Assets:
Money market funds (1)	$76,269	$—	$—	$76,269
Loans, net	—	—	388	388
Loans, held for sale	—	61,314	—	61,314
PPP loans (2)	—	117	—	117
MBS	—	31,587	—	31,587
Derivative instruments	—	3,096	—	3,096
Investment in unconsolidated joint ventures	—	—	5,294	5,294
Preferred equity investment (3)	—	—	62,586	62,586
Receivable from third party (2)	—	—	12,360	12,360
Total assets	$76,269	$96,114	$80,628	$253,011

Liabilities:
Derivative instruments	—	60	—	60
Contingent consideration	—	—	22,265	22,265
Total liabilities	$—	$60	$22,265	$22,325
December 31, 2025
Assets:
Money market funds (1)	$136,496	$—	$—	$136,496
Loans, net	—	—	737	737
Loans, held for sale	—	73,094	—	73,094
PPP loans (2)	—	208	—	208
MBS	—	34,501	—	34,501
Derivative instruments	—	6,740	—	6,740
Investment in unconsolidated joint ventures	—	—	5,737	5,737
Preferred equity investment (3)	—	—	79,887	79,887
Receivable from third party (2)	—	—	12,360	12,360
Total assets	$136,496	$114,543	$98,721	$349,760

Liabilities:
Derivative instruments	—	1,432	—	1,432
Contingent consideration	—	—	18,698	18,698
Total liabilities	$—	$1,432	$18,698	$20,130
(1) Money market funds are included in cash and cash equivalents on the consolidated balance sheets
(2) Asset is included in other assets on the consolidated balance sheets
(3) Preferred equity investment held through consolidated joint ventures is included in assets of consolidated VIEs on the consolidated balance sheets
The table below presents the valuation techniques and significant unobservable inputs used to value Level 3 financial instruments, using third party information without adjustment.

(in thousands)	Fair Value	Predominant Valuation Technique (1)	Type	Range	Weighted Average
June 30, 2026
Assets:
Investment in unconsolidated joint ventures	$5,294	Income Approach	Discount rate	9.0%	9.0%
Preferred equity investment	62,586	Income Approach	Discount rate	12.0%	12.0%
Receivable from third party	12,360	Income Approach	Debt Yield | Capitalization Rate	7.3% | 6.0%	7.3% | 6.0%
Total assets	$80,240
Liabilities:
Contingent consideration- Madison One (2)	$496	Monte Carlo Simulation Model	Net income volatility | Risk- adjusted discount rate	64.0% | 47.3%	64.0% | 47.3%
Contingent consideration - UDF	21,769	Distributable Cash Flow Approach	Discount factor	18.0%	18.0%
Total liabilities	$22,265
December 31, 2025
Assets:
Investment in unconsolidated joint ventures	$5,737	Income Approach	Discount rate	9.0%	9.0%
Preferred equity investment	79,887	Income Approach	Discount rate	12.0%	12.0%
Receivable from third party	12,360	Income Approach	Debt Yield | Capitalization Rate	7.3% | 6.0%	7.3% | 6.0%
Total assets	$97,984
Liabilities:
Contingent consideration- Madison One (2)	$526	Monte Carlo Simulation Model	Net income volatility | Risk- adjusted discount rate	64.0% | 50.8%	64.0% | 50.8%
Contingent consideration - UDF	18,172	Distributable Cash Flow Approach	Discount factor	18%	18%
Total liabilities	$18,698
(1) Prices are weighted based on the UPB of the loans and securities included in the range for each class.
(2) Contingent Consideration- Madison One refers to the contingent consideration in connection with the acquisition of Madison One Capital, M1 CUSO and Madison One
Lender Services (“Madison One”) on June 5, 2024.
Included within Level 3 assets of $80.6 million as of June 30, 2026 and $98.7 million as of December 31, 2025, is $0.4 million and $0.7 million, respectively, of transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value.

The table below presents a summary of changes in fair value for Level 3 assets and liabilities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Assets:
Loans, net
Beginning balance	$462	$2,018	$737	$3,533
Purchases or Originations	—	—	122	—
Sales / Principal payments	(8)	(155)	(476)	(989)
Unrealized gains (losses), net	(66)	(600)	5	(1,281)
Ending balance	$388	$1,263	$388	$1,263
Loans, held for sale
Beginning balance	—	2,760	—	2,750
Unrealized gains (losses), net	—	—	—	10
Transfer to (from) Level 3	—	(2,760)	—	(2,760)
Ending balance	$—	$—	$—	$—
Investment in unconsolidated joint ventures
Beginning balance	5,517	6,371	5,737	6,577
Unrealized gains (losses), net	(223)	(208)	(443)	(414)
Ending balance	$5,294	$6,163	$5,294	$6,163
Preferred equity investment (1)
Beginning balance	72,651	92,810	79,887	92,810
Unrealized gains (losses), net	(10,065)	(4,227)	(17,301)	(4,227)
Ending balance	$62,586	$88,583	$62,586	$88,583
Receivable from third party
Beginning balance	12,360	—	12,360	—
Ending balance	$12,360	$—	$12,360	$—
Total assets
Beginning balance	90,990	103,959	98,721	105,670
Purchases or Originations	—	—	122	—
Sales / Principal payments	(8)	(155)	(476)	(989)
Unrealized gains (losses), net	(10,354)	(5,035)	(17,739)	(5,912)
Transfer to (from) Level 3	—	(2,760)	—	(2,760)
Ending balance	$80,628	$96,009	$80,628	$96,009
Liabilities:
Contingent consideration
Beginning balance	20,441	15,982	18,698	573
Unrealized (gains) losses, net	1,824	1,207	3,567	1,207
Mergers and acquisitions (2)	—	—	—	15,409
Ending balance	$22,265	$17,189	$22,265	$17,189
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
Financial instruments not carried at fair value
The table below presents the carrying value and estimated fair value of financial instruments that are not carried at fair value and are classified as Level 3.

	June 30, 2026		December 31, 2025
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Loans, net	$4,317,017	$4,094,850	$5,193,640	$5,022,286
Loans, held for sale	216,900	216,900	637,833	637,833
Servicing rights	117,463	133,632	126,279	143,179
Total assets	$4,651,380	$4,445,382	$5,957,752	$5,803,298
Liabilities:
Secured borrowings	1,876,713	1,876,713	2,788,926	2,788,926
Securitized debt obligations of consolidated VIEs, net	638,942	617,476	1,174,785	1,150,551
Senior secured notes, net	723,915	713,646	722,729	711,705
Guaranteed loan financing	950,103	1,008,226	524,091	550,556
Corporate debt, net	470,372	437,260	652,487	617,477
Total liabilities	$4,660,045	$4,653,321	$5,863,018	$5,819,215
As of both June 30, 2026 and December 31, 2025, other assets and accounts payable and accrued liabilities are not carried at fair value but generally approximate fair value. Further details are presented in Note 18 – Other Assets and
Other Liabilities.
Note 8. Servicing Rights
The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The
Company’s servicing fees are specified by pooling and servicing agreements.
The table below presents information about servicing rights at amortized cost.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
SBA
Beginning net carrying amount	$39,971	$43,289	$41,056	$39,227
Additions	1,771	2,229	3,183	7,092
Amortization	(1,706)	(1,946)	(3,470)	(3,580)
Recovery (impairment)	(1,219)	(4,379)	(1,952)	(3,546)
Ending net carrying amount	$38,817	$39,193	$38,817	$39,193
Multi-family
Beginning net carrying amount	60,008	65,559	61,331	67,996
Additions	1,945	2,114	3,618	2,686
Amortization	(2,926)	(3,046)	(5,922)	(6,055)
Ending net carrying amount	$59,027	$64,627	$59,027	$64,627
USDA
Beginning net carrying amount	20,767	16,486	20,620	16,465
Additions	791	2,420	1,261	3,109
Amortization	(819)	(645)	(1,609)	(1,332)
Recovery	(3,746)	(1,857)	(3,279)	(1,838)
Ending net carrying amount	$16,993	$16,404	$16,993	$16,404
Small business loans
Beginning net carrying amount	2,941	4,480	3,272	4,752
Additions	476	580	916	1,124
Amortization	(622)	(762)	(1,283)	(1,551)
Impairment	(169)	(239)	(279)	(266)
Ending net carrying amount	$2,626	$4,059	$2,626	$4,059
Total servicing rights	$117,463	$124,283	$117,463	$124,283
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
The table below presents additional information about servicing rights at amortized cost.

	As of June 30, 2026		As of December 31, 2025
(in thousands)	UPB	Carrying Value	UPB	Carrying Value
SBA	$1,886,796	$38,817	$1,916,211	$41,056
Multi-family	6,166,547	59,027	6,318,735	61,331
USDA	601,222	16,993	699,779	20,620
Small business loans	385,059	2,626	419,016	3,272
Total	$9,039,624	$117,463	$9,353,741	$126,279
The table below presents significant assumptions used in the estimated valuation of servicing rights at amortized cost.

	June 30, 2026				December 31, 2025
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA
Forward prepayment rate	3.1%	-	21.7%	10.1%	6.0%	-	21.6%	9.8%
Forward default rate	0.0%	-	2.7%	1.1%	0.0%	-	3.8%	1.3%
Discount rate	7.4%	-	20.5%	12.0%	7.4%	-	19.0%	11.9%
Servicing expense	0.4%	-	0.4%	0.4%	0.4%	-	0.4%	0.4%

Multi-family
Forward prepayment rate	0.0%	-	7.6%	2.4%	0.0%	-	7.6%	7.3%
Forward default rate	0.0%	-	0.2%	0.1%	0.0%	-	0.2%	0.1%
Discount rate	5.2%	-	5.2%	5.2%	5.2%	-	5.2%	5.2%
Servicing expense	0.0%	-	0.7%	0.1%	0.0%	-	0.8%	0.1%

USDA
Forward prepayment rate	6.4%	-	18.8%	13.6%	5.5%	-	16.9%	12.1%
Discount rate	3.2%	-	4.4%	4.3%	4.9%	-	6.0%	5.8%
Servicing expense	0.1%	-	0.3%	0.2%	0.1%	-	0.3%	0.2%

Small business loans
Discount rate	6.0%	-	6.0%	6.0%	6.0%	-	6.0%	6.0%
Servicing expense	0.5%	-	0.5%	0.5%	0.5%	-	0.5%	0.5%
Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The table below presents the possible impact of 10% and 20% adverse changes to key assumptions on servicing rights.

(in thousands)	June 30, 2026	December 31, 2025
SBA
Forward prepayment rate
Impact of 10% adverse change	$(1,168)	$(1,228)
Impact of 20% adverse change	$(2,269)	$(2,390)
Forward default rate
Impact of 10% adverse change	$(170)	$(199)
Impact of 20% adverse change	$(340)	$(396)
Discount rate
Impact of 10% adverse change	$(1,260)	$(1,356)
Impact of 20% adverse change	$(2,419)	$(2,621)
Servicing expense
Impact of 10% adverse change	$(2,579)	$(2,697)
Impact of 20% adverse change	$(5,158)	$(5,394)
Multi-family
Forward prepayment rate
Impact of 10% adverse change	$(434)	$(470)
Impact of 20% adverse change	$(854)	$(923)
Forward default rate
Impact of 10% adverse change	$(26)	$(28)
Impact of 20% adverse change	$(51)	$(56)
Discount rate
Impact of 10% adverse change	$(1,757)	$(1,852)
Impact of 20% adverse change	$(3,442)	$(3,625)
Servicing expense
Impact of 10% adverse change	$(2,311)	$(2,422)
Impact of 20% adverse change	$(4,622)	$(4,845)
USDA
Forward prepayment rate
Impact of 10% adverse change	$(1,005)	$(1,066)
Impact of 20% adverse change	$(1,915)	$(2,040)
Discount rate
Impact of 10% adverse change	$(330)	$(526)
Impact of 20% adverse change	$(647)	$(1,027)
Servicing expense
Impact of 10% adverse change	$(672)	$(797)
Impact of 20% adverse change	$(1,343)	$(1,593)
Small business loans
Discount rate
Impact of 10% adverse change	$(8)	$(15)
Impact of 20% adverse change	$(16)	$(29)
Servicing expense
Impact of 10% adverse change	$(273)	$(280)
Impact of 20% adverse change	$(547)	$(560)
The table below presents estimated future amortization expense for servicing rights.

(in thousands)	June 30, 2026
2026	$11,546
2027	20,263
2028	16,868
2029	14,658
2030	12,811
Thereafter	41,317
Total	$117,463
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Interest income	$—	$2,575	$—	$4,693
Interest expense	—	(2,491)	—	(4,515)
Net interest income	$—	$84	$—	$178
Non-interest income
Residential mortgage banking activities	—	10,540	—	20,955
Net realized gain (loss) on financial instruments	—	—	—	9,832
Net unrealized gain (loss) on financial instruments	—	—	—	(8,952)
Servicing income, net of amortization and impairment	—	343	—	1,776
Other income	—	4	—	8
Total non-interest income	$—	$10,887	$—	$23,619
Non-interest expense
Employee compensation and benefits	—	(2,792)	—	(6,353)
Variable expenses on residential mortgage banking activities	—	(7,180)	—	(13,599)
Professional fees	—	(276)	—	(824)
Loan servicing expense	—	(2,274)	—	(3,702)
Other operating expenses	—	(2,006)	—	(3,470)
Total non-interest expense	$—	$(14,528)	$—	$(27,948)
Loss from discontinued operations before income tax benefit	—	(3,557)	—	(4,151)
Loss from disposal of discontinued operations before income tax benefit	—	(3,010)	—	(3,010)
Net loss from discontinued operations before income tax benefit	$—	$(6,567)	$—	$(7,161)
Income tax benefit	—	1,641	—	1,790
Net loss from discontinued operations	$—	$(4,926)	$—	$(5,371)
Note 10. Secured Borrowings
The table below presents certain characteristics of secured borrowings.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	June 30, 2026	December 31, 2025
3	SBA loans	August 2026 to June 2027	SOFR + 2.50% Prime - 0.82%	$275,000	$213,778	$187,486	$307,522
1	LMM loans - USD	Matured (5)	SOFR + 1.75%	25,000	9,967	9,817	16,425
1	LMM loans - Non-USD (4)	Matured	EURIBOR + 3.00%	—	—	—	29,965
2	USDA loans	June 2027 - August 2028	SOFR + 2.75%	198,500	33,185	16,561	31,204
Total borrowings under credit facilities and other financing agreements				$498,500	$256,930	$213,864	$385,116
7	LMM loans	August 2026 - September 2028	SOFR + 2.55%	3,150,000	2,557,356	1,555,605	2,277,028
5	MBS	July 2026 - November 2026	5.35%	107,244	188,834	107,244	126,782
Total borrowings under repurchase agreements				$3,257,244	$2,746,190	$1,662,849	$2,403,810
Total secured borrowings				$3,755,744	$3,003,120	$1,876,713	$2,788,926
(1)Represents the total number of facility lenders.
(2)Current maturity does not reflect extension options available beyond original commitment terms.

(3)Asset class pricing is determined using an index rate plus a weighted average spread.
(4)Non-USD denominated credit facilities and repurchase agreements have been converted into USD for purposes of this disclosure.
(5)Agreement permits advance amounts to be repaid after the maturity date.
In the table above, the agreements governing secured borrowings require maintenance of certain financial and debt covenants. As of December 31, 2025, certain financing counterparties' covenant calculations were amended to exclude the PPPLF from certain covenant calculations. As of both June 30, 2026 and December 31, 2025 the Company was in compliance with all debt and financial covenants, as amended.
The table below presents the carrying value of collateral pledged with respect to secured borrowings outstanding.

	Pledged Assets Carrying Value
(in thousands)	June 30, 2026	December 31, 2025
Collateral pledged - borrowings under credit facilities and other financing agreements
Loans, held for sale	$28,687	$28,516
Loans, net	228,243	423,151
Total	$256,930	$451,667
Collateral pledged - borrowings under repurchase agreements
Loans, net	1,853,418	2,284,251
MBS	31,586	34,501
Retained interest in assets of consolidated VIEs	157,248	188,113
Loans, held for sale	216,900	506,883
Real estate acquired in settlement of loans	487,038	546,835
Total	$2,746,190	$3,560,583
Total collateral pledged on secured borrowings	$3,003,120	$4,012,250
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
As of June 30, 2026, the Company was in compliance with all covenants with respect to the Senior Secured Notes and the Term Loan.
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
In addition, in connection with the merger among the Company, Broadmark Realty Capital Inc. (“Broadmark”), and
Ready Capital Investments, LLC (formerly known as “RCC Merger Sub, LLC”), a wholly owned subsidiary of the operating partnership (“Ready Capital Investments”), in which Broadmark merged with and into Ready Capital
Investments, with Ready Capital Investments remaining as a wholly owned subsidiary of the operating partnership (the
“Broadmark Merger”), Ready Capital Investments assumed Broadmark’s obligations on certain senior unsecured notes.
The note purchase agreement governing these notes contains financial covenants that require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as other customary affirmative and negative covenants.
As of June 30, 2026, the Company was in compliance with all covenants with respect to its Corporate debt.
The table below presents information about senior secured notes and corporate debt issued through public and private transactions.

(in thousands)	Coupon Rate	Maturity Date	June 30, 2026
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Senior secured notes principal amount(2)	9.375%	3/1/2028	270,000
Term loan principal amount(3)	SOFR + 5.50%	4/12/2029	115,250
Unamortized discount			(1,606)
Unamortized deferred financing costs			(9,729)
Total senior secured notes, net			$723,915
Corporate debt principal amount(4)	5.50%	12/30/2028	110,000
Corporate debt principal amount(5)	7.375%	7/31/2027	100,000
Corporate debt principal amount(6)	5.00%	11/15/2026	100,000
Corporate debt principal amount(7)	9.00%	12/15/2029	129,371
Unamortized discount - corporate debt			(4,179)
Unamortized deferred financing costs - corporate debt			(1,070)
Junior subordinated notes principal amount(8)	SOFR + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(9)	SOFR + 3.10%	4/30/2035	21,250
Total corporate debt, net			$470,372
Total carrying amount of debt			$1,194,287
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
(5)Interest on the corporate debt is payable semiannually on January 31 and July 31 of each year.
(6)Interest on the corporate debt is payable semiannually on May 15 and November 15 of each year; assumed as part of the Broadmark Merger (as defined above).
(7)Interest on the corporate debt is payable quarterly on March 15, June 15, September 15, and December 15 of each year.
(8) Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(9) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.

The table below presents the contractual maturities for senior secured notes and corporate debt.

(in thousands)	June 30, 2026
2026	$450,000
2027	100,000
2028	380,000
2029	244,621
2030	—
Thereafter	36,250
Total contractual amounts	$1,210,871
Unamortized deferred financing costs, discounts, and premiums, net	(16,584)
Total carrying amount of debt	$1,194,287
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
interest expense in the accompanying consolidated statements of operations. Guaranteed loan financings are secured by loans of $950.3 million and $524.3 million as of June 30, 2026 and December 31, 2025, respectively.
The table below presents guaranteed loan financing and the related interest rates and maturity dates.

(in thousands)	Weighted Average Interest Rate	Range of Interest Rates	Range of Maturities (Years)	Ending Balance
June 30, 2026	7.51%	1.45-13.25%	2026-2051	$950,103
December 31, 2025	7.97%	1.45-12.75%	2026-2048	$524,091
The table below presents the contractual maturities of guaranteed loan financing.

(in thousands)	June 30, 2026
2026	$91
2027	1,900
2028	3,203
2029	5,863
2030	9,131
Thereafter	929,915
Total	$950,103
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
Consolidated VIEs
The Company consolidates variable interests held in an acquired joint venture investment for which it is the primary beneficiary. The equity held by the remaining owners and their portions of net income (loss) are reflected in stockholders’ equity on the consolidated balance sheets as Non-controlling interests and in the consolidated statements of operations as Net income attributable to noncontrolling interests, respectively. As of June 30, 2026 and December 31,
2025, income and expenses on joint venture investments identified as consolidated VIEs were not material.
The table below presents assets and liabilities of consolidated VIEs.

(in thousands)	June 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$5	$3
Restricted cash	3,420	1,944
Loans, net	907,905	1,694,079
Loans, held for sale	—	125,107
Preferred equity investment (1)	62,586	79,887
Receivable from third parties (1)	1,446	8,346
Accrued interest (1)	54,406	54,030
Real estate owned	15,288	15,288
Total assets	$1,045,056	$1,978,684
Liabilities:
Securitized debt obligations of consolidated VIEs, net	638,942	1,174,785
Due to third parties (2)	2,506	2,517
Accounts payable and other accrued liabilities	1,048	—
Total liabilities	$642,496	$1,177,302
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
The consolidation of securitization transactions includes the senior securities issued to third parties which are shown as securitized debt obligations of consolidated VIEs in the consolidated balance sheets.

The table below presents additional information on the Company’s securitized debt obligations.

	June 30, 2026			December 31, 2025
(in thousands)	Current Principal Balance	Carrying Value	Weighted Average Interest Rate	Current Principal Balance	Carrying Value	Weighted Average Interest Rate
ReadyCap Lending Small Business Trust 2019-2	$4,232	$4,232	6.3%	$6,446	$6,446	6.9%
ReadyCap Lending Small Business Trust 2023-3	55,802	52,830	6.8	63,505	62,534	7.4
ReadyCap Lending Small Business Trust 2026-4	145,211	145,211	6.0	—	—	—
Sutherland Commercial Mortgage Trust 2019-SBC8	64,013	63,128	2.9	73,286	72,280	2.9
Sutherland Commercial Mortgage Trust 2021-SBC10	38,841	38,354	1.7	45,769	45,157	1.7
ReadyCap Commercial Mortgage Trust 2018-4	40,596	40,043	4.8	42,907	42,112	4.8
ReadyCap Commercial Mortgage Trust 2019-5	40,243	37,839	5.2	42,233	39,341	5.1
ReadyCap Commercial Mortgage Trust 2019-6	107,498	105,588	3.8	133,104	130,847	3.6
ReadyCap Commercial Mortgage Trust 2022-7	155,113	151,717	4.1	165,203	161,139	4.1
Ready Capital Mortgage Financing 2021-FL7	—	—	—	270,204	270,204	6.3
Ready Capital Mortgage Financing 2023-FL11	—	—	—	136,698	136,698	7.6
Ready Capital Mortgage Financing 2023-FL12	—	—	—	208,060	208,027	7.9
Total	$651,549	$638,942	4.6%	$1,187,415	$1,174,785	5.7%
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
Unconsolidated VIEs
The Company does not consolidate variable interests held in an acquired joint venture investment accounted for as an equity method investment as it does not have the power to direct the activities that most significantly impact their economic performance and therefore, the Company only accounts for its specific interest in them.
The table below reflects variable interests in identified VIEs for which the Company is not the primary beneficiary.

	Carrying Amount		Maximum Exposure to Loss (1)
(in thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
MBS (2)	$31,587	$31,161	$31,587	$31,161
Investment in unconsolidated joint ventures	165,658	161,424	165,658	161,424
Total assets in unconsolidated VIEs	$197,245	$192,585	$197,245	$192,585
(1)Maximum exposure to loss is limited to the greater of the fair value or carrying value of the assets as of the consolidated balance sheet date.
(2)Retained interest in other third party sponsored securitizations.
Note 14. Interest Income and Interest Expense
Interest income and expense are recorded in the consolidated statements of operations and classified based on the nature of the underlying asset or liability.
The table below presents the components of interest income and expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Interest income
Loans, net
Bridge	$24,500	$83,125	$52,728	$179,322
Fixed rate	7,464	9,969	14,491	20,184
Construction	12,345	15,461	23,280	23,004
SBA - 7(a)	20,789	27,677	40,689	54,676
PPP (1)	1	342	51	788
Other	4,691	6,081	9,628	12,372
Total loans, net (2)	$69,790	$142,655	$140,867	$290,346
Loans, held for sale
Bridge	1,356	3,530	5,405	3,530
Fixed rate	—	—	411	26
Construction	—	—	—	327
SBA - 7(a)	1,191	1,922	2,599	4,303
Other	312	282	569	490
Total loans, held for sale (2)	$2,859	$5,734	$8,984	$8,676
Loans, held at fair value
Other	16	38	25	76
Total loans, held at fair value	$16	$38	$25	$76
Preferred equity investment (2)	3,289	3,289	6,542	6,591
MBS	1,447	1,019	2,713	2,013
Total interest income	$77,401	$152,735	$159,131	$307,702
Interest expense
Secured borrowings	(42,585)	(54,288)	(90,440)	(95,411)
PPPLF borrowings (3)	(7)	(11)	(7)	(25)
Securitized debt obligations of consolidated VIEs	(6,824)	(42,154)	(21,350)	(102,834)
Guaranteed loan financing	(9,152)	(12,489)	(17,975)	(25,419)
Senior secured notes	(15,035)	(13,569)	(29,560)	(23,679)
Corporate debt	(9,250)	(13,326)	(20,355)	(28,935)
Total interest expense	$(82,853)	$(135,837)	$(179,687)	$(276,303)
Net interest income (loss) before provision for loan losses	$(5,452)	$16,898	$(20,556)	$31,399
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

		June 30, 2026			December 31, 2025
(in thousands)	Primary Underlying Risk	Notional Amount	Derivative Asset	Derivative Liability	Notional Amount	Derivative Asset	Derivative Liability
Interest Rate Swaps - not designated as hedges	Interest rate risk	$26,300	$2,710	$—	$26,300	$2,085	$—
Interest Rate Swaps - designated as hedges	Interest rate risk	113,693	9,012	—	391,693	17,322	(224)
FX forwards	Foreign exchange rate risk	19,855	340	(60)	20,731	340	(1,208)
Total		$159,848	$12,062	$(60)	$438,724	$19,747	$(1,432)
The table below presents gains and losses on derivatives.

(in thousands)	Net Realized Gain (Loss)	Net Unrealized Gain (Loss)
Three Months Ended June 30, 2026
Interest rate swaps	$(9,494)	$7,970
Total	$(9,494)	$7,970
Three Months Ended June 30, 2025
Interest rate swaps	$2,019	$(397)
Total	$2,019	$(397)
Six Months Ended June 30, 2026
Interest rate swaps	$(9,576)	$9,490
Total	$(9,576)	$9,490
Six Months Ended June 30, 2025
Interest rate swaps	$3,965	$(912)
Total	$3,965	$(912)
In the table above:
•Gains (losses) on interest rate swaps are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of operations.
•For qualifying hedges of interest rate risk on interest rate swaps, the effective portion relating to the unrealized gain (loss) on derivatives are recorded in AOCI.
The table below summarizes the gains and losses on derivatives which have qualified for hedge accounting.

(in thousands)	Derivatives - effective portion reclassified from AOCI to income	Derivatives - effective portion recorded in OCI	Total change in OCI for period
Interest rate swaps
Three Months Ended June 30, 2026	$(206)	$3,145	$3,351
Three Months Ended June 30, 2025	$(244)	$(3,585)	$(3,341)
Six Months Ended June 30, 2026	$(424)	$3,033	$3,457
Six Months Ended June 30, 2025	$(496)	$(7,781)	$(7,285)
In the table above:
•Forecasted transactions on interest rates consists of benchmark interest rate hedges of SOFR indexed floating-
rate liabilities.
•Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.
•Amounts recorded in OCI for the period represents after tax amounts.
Note 16. Real Estate Owned

The table below presents details on the real estate owned portfolio.

(in thousands)	June 30, 2026	December 31, 2025
REO, held for sale:
Mixed use	$7,420	$19,709
Multi-family	80,617	79,141
Lodging	25,030	8,730
Residential	133,553	168,659
Office	9,875	9,686
Retail	3,880	3,880
Land	54,859	70,152
Other	594	187
Total REO, held for sale	$315,828	$360,144
REO, held for use:
Land	21,469	21,469
Building and improvements, net	223,174	225,355
Furniture, fixtures and equipment, net	12,379	13,257
Total REO, held for use	$257,022	$260,081
Total real estate owned	$572,850	$620,225
In the table above:
•Depreciation expense related to REO, held for use was $1.6 million and $3.2 million for the three and six months ended June 30, 2026. Accumulated depreciation related to REO, held for use was $6.0 million as of
June 30, 2026. There was no such depreciation expense or accumulated depreciation as of or for the three and six months ended June 30, 2025.
•Other REO excludes $15.3 million as of both June 30, 2026 and December 31, 2025, of real estate owned, held for sale within consolidated VIEs.
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
in the Management Agreement) up to $500 million and 1.00% per annum of stockholders’ equity in excess of
$500 million.
The table below presents the management fee payable to the Manager.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Management fee - total	$3.8million	$5.1million	$7.8million	$10.6million
Management fee - amount unpaid	$10.2million	$10.7million	$10.2million	$10.7million
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
The table below presents the Incentive fee payable to the Manager.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Incentive fee distribution - total	$—	$—	$—	$—
Incentive fee distribution - amount unpaid	$—	$—	$—	$—
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
Company are typically included in salaries and benefits or general and administrative expense in the consolidated statements of operations.
The table below presents reimbursable expenses payable to the Manager.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reimbursable expenses payable to Manager - total	$4.2million	$4.0million	$8.8million	$8.9million
Reimbursable expenses payable to Manager - amount unpaid	$8.7million	$5.2million	$8.7million	$5.2million
Co-Investment with Manager
On July 15, 2022, the Company closed on a $125.0 million commitment to invest into a parallel vehicle, Waterfall Atlas
Anchor Feeder, LLC (the “Fund”), a fund managed by the Manager, in exchange for interests in the Fund. In exchange for the Company’s commitment, the Company is entitled to 15% of any carried interest distributions received by the general partner of the Fund such that over the life of the Fund, the Company receives an internal rate of return of 1.5%
over the internal rate of return of the Fund. The Fund focuses on commercial real estate equity through the acquisition of distressed and value-add real estate across property types with local operating partners. As of June 30, 2026, the
Company has contributed $95.8 million of cash into the Fund for a remaining commitment of $29.2 million.
Loan Referrals with Clients of the Manager
In February and March of 2026 the Company sourced three loan opportunities that were referred to and funded by clients of the Manager. These opportunities were for loans with a total UPB of approximately $171.7 million, of which
$23.5 million was the refinance of one of the Company’s existing loans.
The Company received a fee of 0.6% of UPB in exchange for these referrals.
Note 18. Other Assets and Other Liabilities
The table below presents the composition of other assets and other liabilities.

(in thousands)	June 30, 2026	December 31, 2025
Other assets:
Goodwill	$49,501	$49,501
Deferred loan exit fees	8,419	19,179
Accrued interest	26,243	42,143
Due from servicers	20,887	71,999
Intangible assets	36,459	38,172
Receivable from third party	51,214	43,968
Deferred financing costs	6,704	12,489
Deferred tax asset	201,573	201,573
Tax receivable	29,277	719
Right-of-use lease asset	3,026	3,368
PPP receivables	5,758	8,783
Other	27,100	16,344
Other assets	$466,161	$508,238
Accounts payable and other accrued liabilities:
Accrued salaries, wages and commissions	27,319	35,691
Accrued interest payable	34,959	40,306
Servicing principal and interest payable	17,465	19,388
Repair and denial reserve	15,035	12,328
Payable to related parties	8,185	9,720
PPP liabilities	—	8,592
Accrued professional fees	514	2,697
Lease payable	7,918	8,565
Liabilities of consolidated VIEs	3,554	2,517
Other	50,671	31,832
Total accounts payable and other accrued liabilities	$165,620	$171,636
Goodwill
The table below presents the carrying value of goodwill by reportable segment.

(in thousands)	June 30, 2026	December 31, 2025
LMM Commercial Real Estate	$27,324	$27,324
Small Business Lending	22,177	22,177
Total	$49,501	$49,501

Intangible assets
The table below presents information on intangible assets.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2026
Amortized intangible assets:
Internally developed software	$28,083	$13,691	$14,392
Customer relationships	10,299	2,632	7,667
Broker network	9,000	2,000	7,000
Trade name	2,500	416	2,084
Above market leases	1,958	189	1,769
Other	3,536	1,251	2,285
Unamortized intangible assets:
Trademark	262	—	262
SBA license	1,000	—	1,000
Total intangible assets	$56,638	$20,179	$36,459
Amortized intangible liabilities:
Below market leases	$(418)	$(30)	$(388)
Total intangible liabilities	$(418)	$(30)	$(388)
December 31, 2025
Amortized intangible assets:
Internally developed software	$26,120	$11,520	$14,600
Customer relationships	10,299	2,236	8,063
Broker network	9,000	1,500	7,500
Above market leases	1,958	89	1,869
Other	3,536	1,158	2,378
Unamortized intangible assets:
Trade name	2,500	—	2,500
Trademark	262	—	262
SBA license	1,000	—	1,000
Total intangible assets	$54,675	$16,503	$38,172
Amortized intangible liabilities:
Below market leases	$(418)	$(14)	$(404)
Total intangible liabilities	$(418)	$(14)	$(404)
The amortization expense related to intangible assets was $1.8 million and $3.6 million for the three and six months ended June 30, 2026 and $1.7 million and $3.3 million for the three and six months ended June 30, 2025, respectively.
Such amounts are recorded as other operating expenses in the consolidated statements of operations.
The table below presents amortization expense related to finite-lived intangible assets for the subsequent five years.

(in thousands)	June 30, 2026
2026	$3,640
2027	7,157
2028	6,131
2029	3,926
2030	2,504
Thereafter	11,451
Total	$34,809
Note 19. Other Income and Operating Expenses

The table below presents the composition of other income and operating expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Other income:
Origination income	$5,618	$9,530	$12,294	$16,542
Hotel income	10,094	—	18,533	—
Change in repair and denial reserve	(2,318)	(511)	(2,672)	(1,334)
Loss on deconsolidation of trust	(2,840)	—	(2,840)	—
Other	3,660	2,285	6,964	7,686
Total other income	$14,214	$11,304	$32,279	$22,894
Other operating expenses:
Origination costs	3,176	5,571	6,365	12,027
Hotel expense	9,067	—	17,438	—
Technology expense	3,881	2,907	7,902	5,792
Rent and property tax expense	2,682	2,337	5,792	3,691
Depreciation and amortization expense	3,461	1,721	6,922	3,366
Recruiting, training and travel expense	585	665	1,796	1,445
Marketing expense	815	340	1,103	703
Other	9,601	2,592	14,964	5,232
Total other operating expenses	$33,268	$16,133	$62,282	$32,256
Note 20. Redeemable Preferred Stock and Stockholders’ Equity
Common stock dividends
The table below presents dividends declared by the Board on common stock during the last twelve months.

Declaration Date	Record Date	Payment Date	Dividend per Share
June 13, 2025	June 30, 2025	July 31, 2025	$0.125
September 15, 2025	September 30, 2025	October 31, 2025	$0.125
December 15, 2025	December 31, 2025	January 30, 2025	$0.010
March 13, 2026	March 31, 2026	April 30, 2026	$0.010
June 15, 2026	June 30, 2026	July 31, 2026	$0.010
Stock incentive plans
The Company currently maintains the Amended and Restated Ready Capital Corporation 2023 Equity Incentive Plan
(the “2023 Equity Incentive Plan”)which authorizes the Compensation Committee of the Board to approve grants of equity-based awards to the Company’s directors, officers, advisors, consultants, key employees, and others expected to provide significant services to the Company and its subsidiaries, including the Manager and personnel, employees, officers and directors of certain participating companies. On July 17, 2026, the Company’s stockholders approved the
2023 Equity Incentive Plan which provided for grants of equity-based awards up to 20.5 million shares of the
Company’s common stock. The Company currently settles stock-based incentive awards with newly issued shares. The fair value of the RSUs and RSAs granted, which is generally determined based upon the stock price on the grant date, is recorded as compensation expense on a straight-line basis over the vesting periods for the awards, with an offsetting increase in stockholders’ equity.
In 2026, 2025, and 2024, the Company granted 2,185,687, 1,210,374, and 774,097, respectively, of time-based RSAs under the 2023 Equity Incentive Plan to certain key employees. These awards generally vest ratably in equal annual installments over a three-year period based solely on continued employment or service. In 2026, the Company also granted 2,550,000 time-based RSUs (the “Employee RSUs”) under the 2023 Equity Incentive Plan to certain key employees at a grant date fair value of $1.85 per Employee RSU. The Employee RSUs will vest, in full, on December
31, 2028, based solely upon continued employment or service. The Company also granted in 2026, 2025 and 2024
291,260, 89,285, and 126,930, respectively, time-based RSAs and RSUs to non-employee directors of the Company, which vest ratably in equal installments quarterly over a one-year period. Directors may elect to receive time-based
RSAs or time-based RSUs that have a deferred settlement date of their choosing. Dividends or dividend equivalents are currently paid on all time-based RSAs and Employee RSUs, and dividend equivalents are paid on deferred RSU awards during their deferral period.

The table below summarizes RSU and RSA activity, excluding Employee RSUs and performance-based equity awards.
See above and below for further details on Employee RSUs and performance-based equity awards, respectively.

	Restricted Stock Units/Awards
(in thousands, except share data)	Number of shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, December 31, 2025	1,553,572	$11,940	$7.69
Granted	2,476,947	5,103	2.06
Vested	(605,926)	(4,614)	7.61
Forfeited	(16,628)	(75)	4.51
Outstanding, March 31, 2026	3,407,965	$12,354	$3.63
Vested	(214,448)	(1,269)	5.92
Forfeited	(78,636)	(282)	3.59
Outstanding, June 30, 2026	3,114,881	$10,803	$3.47
The Company recognized $2.5 million and $4.1 million for the three and six months ended June 30, 2026, respectively and $1.6 million and $3.4 million for the three and six months ended June 30, 2025, respectively, of non-cash compensation expense related to its stock-based incentive plan in the consolidated statements of operations. As of
June 30, 2026 and December 31, 2025, approximately $10.8 million and $11.9 million, respectively, of non-cash compensation expense related to unvested awards had not yet been charged to net income. These costs are expected to be amortized into compensation expense ratably over the course of the remaining vesting periods.
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
2025 performance-based RSUs. In February 2025, the Company granted, to certain key employees, 238,096 performance-based RSUs at a grant date fair value of $6.72 per performance-based RSU. The performance-based RSUs are allocated 50% to awards that may be earned based on achievement of performance goals related to distributable return on equity (“ROE”) for the three-year forward-looking period ending December 31, 2027 and 50% to awards that may be earned based on achievement of performance goals related to relative TSR for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the distributable ROE metric and relative TSR achieved during the performance period, the actual number of shares that the key employees receive at the end of the performance period may range from 0% to 200% of the target award. The fair value of the performance-based
RSUs is recorded as compensation expense over the performance period and will cliff vest at the end of the three-year performance period, with an offsetting increase in stockholders’ equity. Dividend equivalents are accrued by the
Company during the performance period and paid to the holder if and when the performance-based RSUs vest. In connection with a previously announced mutual separation of a former officer and the Company (the “Separation”) on
February 26, 2026 (the “Separation Date”), the former officer was entitled to the accelerated vesting, as of the Separation
Date, of 89,286 performance-based RSUs (at target) that he held as of the Separation Date.
2024 performance-based RSUs. In February 2024, the Company granted, to certain key employees, 132,450 performance-based RSUs at a grant date fair value of $9.06 per performance-based RSU. The performance-based RSUs are allocated 50% to awards that may be earned based on achievement of performance goals related to distributable ROE for the three-year forward-looking period ending December 31, 2026 and 50% to awards that may be earned based on achievement of performance goals related to relative TSR for such three-year forward-looking performance period relative to the performance of a designated peer group. Subject to the distributable ROE metric and relative TSR achieved during the performance period, the actual number of shares that the key employees receive at the end of the performance period may range from 0% to 200% of the target award. The fair value of the performance-based RSUs is recorded as compensation expense over the performance period and will cliff vest at the end of the three-year performance period, with an offsetting increase in stockholders’ equity. Dividend equivalents are accrued by the
Company during the performance period and paid to the holder if and when the performance-based RSUs vest. In connection with the Separation, the former officer was entitled to the accelerated vesting, as of the Separation Date, of
44,150 performance-based RSUs (at target) that he held as of the Separation Date.
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
The Company classifies Series C Cumulative Convertible Preferred Stock, or Series C Preferred Stock, on the balance sheets using the guidance in ASC 480‑10‑S99. The Series C Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur, such as a change in control. As of June 30, 2026, the conversion rate was 1.8391 shares of common stock per $25 principal amount of the
Series C Preferred Stock, which is equivalent to a conversion price of approximately $13.59 per share of common stock.
As redemption under these circumstances is not solely within the Company’s control, the Series C Preferred Stock has been classified as temporary equity. The Company has analyzed whether the conversion features should be bifurcated under the guidance in ASC 815 and has determined that bifurcation is not necessary.
The table below presents details on preferred equity by series.

			Preferential Cash Dividends			Carrying Value (in thousands)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference	Rate per Annum	Annual Dividend (per share)	June 30, 2026
C	335	0.0001	$25.00	6.25%	$1.56	$8,361
E	4,600	0.0001	$25.00	6.50%	$1.63	$111,378
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
•The Company declared dividends of $0.1 million and $1.9 million on its Series C Preferred Stock and Series E
Preferred Stock, respectively, during the three months ended June 30, 2026. The dividends were paid on
July 15, 2026 for Series C Preferred Stock and on July 31, 2026 for Series E Preferred Stock to the holders of record as of the close of business on June 30, 2026.
•The Company may, at its option, redeem the Series E Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. Series E Preferred Stock is not redeemable prior to June 10, 2026, except under certain conditions.
Equity ATM Program
On July 9, 2021, the Company, the operating partnership and the Manager entered into an Equity Distribution
Agreement, as amended on March 8, 2022 (the “Equity Distribution Agreement”), with JMP Securities LLC (the “Sales
Agent”), pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value
$0.0001 per share, having an aggregate offering price of up to $150 million, through the Sales Agent either as agent or principal (the “Equity ATM Program”). The Company made no such sales through the Equity ATM Program during the three and six months ended June 30, 2026 or June 30, 2025. As of June 30, 2026, shares representing approximately
$78.4 million remain available for sale under the Equity ATM Program.

Note 21. Earnings per Share of Common Stock
The table below provides information on the basic and diluted EPS computations, including the number of shares of common stock used for purposes of these computations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share and per share amounts)	2026	2025	2026	2025
Basic Earnings
Net income (loss) from continuing operations	$(99,683)	$(48,751)	$(299,770)	$33,659
Less: Income attributable to non-controlling interest	1,848	1,814	3,490	4,274
Less: Income attributable to participating shares	2,055	2,214	4,114	4,442
Basic earnings - continuing operations	$(103,586)	$(52,779)	$(307,374)	$24,943
Basic earnings - discontinued operations	$—	$(4,926)	$—	$(5,371)

Diluted Earnings
Net income (loss) from continuing operations	(99,683)	(48,751)	(299,770)	33,659
Less: Income attributable to non-controlling interest	1,848	1,814	3,490	4,274
Less: Income attributable to participating shares	2,055	2,214	4,114	4,442
Add: Expenses attributable to dilutive instruments	131	131	262	262
Diluted earnings - continuing operations	$(103,455)	$(52,648)	$(307,112)	$25,205
Diluted earnings - discontinued operations	$—	$(4,926)	$—	$(5,371)

Number of Shares
Basic — Average shares outstanding	165,101,861	167,749,917	164,366,053	166,465,234
Effect of dilutive securities — Unvested participating shares	7,679,319	2,923,171	6,807,340	2,854,767
Diluted — Average shares outstanding	172,781,180	170,673,088	171,173,393	169,320,001

EPS Attributable to RC Common Stockholders:
Basic - continuing operations	$(0.63)	$(0.31)	$(1.87)	$0.15
Basic - discontinued operations	$0.00	$(0.03)	$0.00	$(0.03)
Basic - total	$(0.63)	$(0.34)	$(1.87)	$0.12

Diluted - continuing operations	$(0.63)	$(0.31)	$(1.87)	$0.15
Diluted - discontinued operations	$0.00	$(0.03)	$0.00	$(0.03)
Diluted - total	$(0.63)	$(0.34)	$(1.87)	$0.12
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
The redemption is required to be satisfied in shares of common stock or cash at the Company’s option, calculated as follows: one share of the Company’s common stock, or cash equal to the fair value of a share of the Company’s common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company’s equity is increased. As of both June 30, 2026 and
December 31, 2025, the non-controlling interest OP unit holders owned 320,005 OP units.
Note 22. Offsetting Assets and Liabilities
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA
Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default, including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the
Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of June 30, 2026 and December 31, 2025, the Company was in
good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.
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
The Company discloses the impact of offsetting of assets and liabilities represented in the consolidated balance sheets to enable users of the consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master
Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c)
the Company intends to offset, and (d) the Company’s right of offset is enforceable at law. As of June 30, 2026 and
December 31, 2025, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the consolidated balances sheets.

The table below presents the gross fair value of derivative contracts by product type, Paycheck Protection Program
Liquidity Facility borrowings and secured borrowings, the amount of netting reflected in the consolidated balance sheets, as well as the amount not offset in the consolidated balance sheets as they do not meet the enforceable credit support criteria for netting under U.S. GAAP.

				Gross amounts not offset in the Consolidated Balance Sheets(1)
(in thousands)	Gross amounts of Assets / Liabilities	Gross amounts offset	Balance in Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received / Paid	Net Amount
June 30, 2026
Assets
FX forwards	$340	$—	$340	$—	$—	$340
Interest rate swaps	11,722	8,966	2,756	—	—	2,756
Total	$12,062	$8,966	$3,096	$—	$—	$3,096
Liabilities
FX forwards	60	—	60	—	—	60
Secured borrowings	1,876,713	—	1,876,713	1,876,713	—	—
Total	$1,876,773	$—	$1,876,773	$1,876,713	$—	$60
December 31, 2025
Assets
FX forwards	340	—	340	—	—	340
Interest rate swaps	19,407	13,007	6,400	—	—	6,400
Total	$19,747	$13,007	$6,740	$—	$—	$6,740
Liabilities
FX forwards	1,208	—	1,208	—	—	1,208
Interest rate swaps	224	—	224	—	—	224
Secured borrowings	2,788,926	—	2,788,926	2,788,926	—	—
PPPLF	8,592	—	8,592	8,592	—	—
Total	$2,798,950	$—	$2,798,950	$2,797,518	$—	$1,432
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

Unfunded Loan Commitments
The table below presents unfunded loan commitments.

(in thousands)	June 30, 2026	December 31, 2025
Loans, net	$333,383	$438,030
Loans, held for sale	$43,805	$54,327
Note 25. Income Taxes
The Company is a REIT pursuant to Internal Revenue Code Section 856. Qualification as a REIT depends on the
Company’s ability to meet various requirements imposed by the Internal Revenue Code, which relate to its organizational structure, diversity of stock ownership and certain requirements with regard to the nature of its assets and the sources of its income. As a REIT, the Company generally must distribute annually dividends equal to at least 90% of its net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to earnings that are distributed. To the extent the Company satisfies this distribution requirement but distributes less than 100% of its net taxable income, it will be subject to U.S. federal income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount paid to stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if the
Company qualifies as a REIT, it may be subject to certain U.S. federal income and excise taxes and state and local taxes on its income and assets. If the Company fails to maintain its qualification as a REIT for any taxable year, it may be subject to material penalties as well as federal, state and local income tax on its taxable income at regular corporate rates and it would not be able to qualify as a REIT for the subsequent four taxable years. As of June 30, 2026 and
December 31, 2025, the Company was in compliance with all REIT requirements.
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
Results of business segments and all other. The tables below present operating and reportable business segments, along with remaining unallocated amounts primarily including interest expense relating to senior secured notes, allocated employee compensation from the Manager, management and incentive fees paid to the Manager and other general corporate overhead expenses. Unallocated assets were $439.8 million and $400.9 million as of June 30, 2026 and
June 30, 2025, respectively.

	Three Months Ended June 30, 2026
(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
Interest income	$53,941	$23,460	$77,401
Interest expense	(65,245)	(17,608)	(82,853)
Net interest income (loss) before provision for loan losses	$(11,304)	$5,852	$(5,452)
Provision for loan losses	(13,689)	(7,865)	(21,554)
Net interest income (loss) after provision for loan losses	$(24,993)	$(2,013)	$(27,006)
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	(31,965)	9,744	(22,221)
Net unrealized gain (loss) on financial instruments	(2,620)	(1,553)	(4,173)
Valuation (allowance) recovery, loans held for sale	2,447	—	2,447
Servicing income, net	1,374	(1,302)	72
Income (loss) on unconsolidated joint ventures	1,270	6	1,276
Other income	10,213	3,194	13,407
Total non-interest income (loss)	$(19,281)	$10,089	$(9,192)
Non-interest expense
Employee compensation and benefits	(6,217)	(14,065)	(20,282)
Allocated employee compensation and benefits from related party	(338)	—	(338)
Professional fees	(927)	(3,709)	(4,636)
Loan servicing expense	(2,104)	(1,335)	(3,439)
Impairment on real estate	(952)	—	(952)
Other operating expenses	(22,208)	(9,061)	(31,269)
Total non-interest expense	$(32,746)	$(28,170)	$(60,916)
Loss before unallocated expenses and provision for income taxes	$(77,020)	$(20,094)	$(97,114)
Unallocated corporate expenses
Employee compensation and benefits			(7,346)
Professional fees			(3,035)
Management fees – related party			(3,765)
Transaction related expenses			(512)
Other operating expenses - net			(1,192)
Total unallocated corporate expenses			$(15,850)
Loss before provision for income taxes			$(112,964)
Total assets	$4,107,690	$1,716,453	$5,824,143

	Six Months Ended June 30, 2026
(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
Interest income	$112,834	$46,297	$159,131
Interest expense	(145,917)	(33,770)	(179,687)
Net interest income (loss) before provision for loan losses	$(33,083)	$12,527	$(20,556)
Provision for loan losses	(80,212)	(12,249)	(92,461)
Net interest income (loss) after provision for loan losses	$(113,295)	$278	$(113,017)
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	(100,207)	17,901	(82,306)
Net unrealized gain (loss) on financial instruments	(11,416)	323	(11,093)
Valuation allowance, loans held for sale	(4,110)	—	(4,110)
Servicing income, net	2,971	2,522	5,493
Income (loss) on unconsolidated joint ventures	3,324	11	3,335
Other income	22,153	8,385	30,538
Total non-interest income (loss)	$(87,285)	$29,142	$(58,143)
Non-interest expense
Employee compensation and benefits	(13,866)	(29,388)	(43,254)
Allocated employee compensation and benefits from related party	(698)	—	(698)
Professional fees	(2,403)	(7,185)	(9,588)
Loan servicing expense	(16,677)	(2,436)	(19,113)
Impairment on real estate	(483)	—	(483)
Other operating expenses	(39,558)	(18,373)	(57,931)
Total non-interest expense	$(73,685)	$(57,382)	$(131,067)
Loss before unallocated expenses and provision for income taxes	$(274,265)	$(27,962)	$(302,227)
Unallocated corporate expenses
Employee compensation and benefits			(11,462)
Professional fees			(4,738)
Management fees – related party			(7,841)
Transaction related expenses			(847)
Other operating expenses - net			(2,610)
Total unallocated corporate expenses			$(27,498)
Loss before provision for income taxes			$(329,725)
Total assets	$4,107,690	$1,716,453	$5,824,143

	Three Months Ended June 30, 2025
(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
Interest income	$122,268	$30,467	$152,735
Interest expense	(116,088)	(19,749)	(135,837)
Net interest income before provision for loan losses	$6,180	$10,718	$16,898
Provision for loan losses	(5,146)	(3,494)	(8,640)
Net interest income after provision for loan losses	$1,034	$7,224	$8,258
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	2,766	15,448	18,214
Net unrealized gain (loss) on financial instruments	(4,128)	3,380	(748)
Valuation allowance, loans held for sale	(39,746)	—	(39,746)
Servicing income, net	1,931	(2,235)	(304)
Income (loss) on unconsolidated joint ventures	(155)	11	(144)
Other income	2,775	7,522	10,297
Total non-interest income (loss)	$(36,557)	$24,126	$(12,431)
Non-interest expense
Employee compensation and benefits	(6,479)	(14,435)	(20,914)
Allocated employee compensation and benefits from related party	(360)	—	(360)
Professional fees	(929)	(3,291)	(4,220)
Loan servicing expense	(11,013)	(25)	(11,038)
Impairment on real estate	(4,268)	—	(4,268)
Other operating expenses	(4,472)	(9,972)	(14,444)
Total non-interest expense	$(27,521)	$(27,723)	$(55,244)
Income (loss) before unallocated expenses and provision for income taxes	$(63,044)	$3,627	$(59,417)
Unallocated corporate expenses
Loss on bargain purchase			(14,381)
Employee compensation and benefits			(5,485)
Professional fees			(2,148)
Management fees – related party			(5,072)
Transaction related expenses			(639)
Other operating expenses - net			(1,548)
Total unallocated corporate expenses			$(29,273)
Loss before provision for income taxes			$(88,690)
Total assets	$7,377,104	$1,530,810	$8,907,914

	Six Months Ended June 30, 2025
(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
Interest income	$247,241	$60,461	$307,702
Interest expense	(236,442)	(39,861)	(276,303)
Net interest income before recovery of (provision for) loan losses	$10,799	$20,600	$31,399
Recovery of (provision for) loan losses	112,795	(11,867)	100,928
Net interest income after recovery of (provision for) loan losses	$123,594	$8,733	$132,327
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	(11,834)	40,717	28,883
Net unrealized gain (loss) on financial instruments	(4,732)	2,234	(2,498)
Valuation allowance, loans held for sale	(139,464)	—	(139,464)
Servicing income, net	3,346	2,806	6,152
Income (loss) on unconsolidated joint ventures	(4,160)	34	(4,126)
Other income	5,812	14,784	20,596
Total non-interest income (loss)	$(151,032)	$60,575	$(90,457)
Non-interest expense
Employee compensation and benefits	(12,350)	(29,739)	(42,089)
Allocated employee compensation and benefits from related party	(688)	—	(688)
Professional fees	(1,747)	(6,196)	(7,943)
Loan servicing expense	(26,077)	(805)	(26,882)
Impairment on real estate	(6,614)	—	(6,614)
Other operating expenses	(7,808)	(21,043)	(28,851)
Total non-interest expense	$(55,284)	$(57,783)	$(113,067)
Income (loss) before unallocated expenses and provision for income taxes	$(82,722)	$11,525	$(71,197)
Unallocated corporate income (expenses)
Gain on bargain purchase			88,090
Employee compensation and benefits			(8,512)
Professional fees			(3,913)
Management fees – related party			(10,649)
Transaction related expenses			(3,333)
Other operating expenses - net			(1,973)
Total unallocated corporate income			$59,710
Income before provision for income taxes			$(11,487)
Total assets	$7,377,104	$1,530,810	$8,907,914
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
•our entry into certain hedging arrangements related to the delivery of shares of common stock upon vesting of certain performance-based equity awards and restricted stock awards and the risk that such arrangements may not have the desired impact and may expose us to additional risks, including the failure of the counterparty to perform under the contracts;
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
Changes in Market Interest Rates. We own and expect to acquire or originate fixed rate and floating rate loans with maturities ranging from two to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in two to 10 years. Fixed rate loans bear interest that is fixed for the term of the loan and we typically utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with such fixed rate loans. As of June 30, 2026, all fixed rate loans are match funded in securitization. Floating rate loans generally have an adjustable interest rate equal to the sum of a fixed spread plus an index rate, such as the Secured Overnight Financing
Rate (“SOFR”), which typically resets monthly. As of June 30, 2026, approximately 81% of the loans in our portfolio were floating rate loans, and 19% were fixed rate loans, based on carrying value.
Current market conditions. During the second quarter, macroeconomic concerns persisted including global market volatility, uncertainty about trade policies, geopolitical tensions, inflationary pressures and interest rates. The U.S.
Federal Reserve held interest rates steady during the quarter and there is uncertainty regarding if and when decreases will occur. Although the full impact of these changes remains uncertain and difficult to predict, concerns and uncertainties about the economic outlook may adversely impact our financial condition, results of operations and cash flows.
Results of Operations
Key Financial Measures and Indicators
As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared per share, distributable earnings, return on equity, and net book value per share. As further described below, distributable earnings and distributable return on equity are measures which are not prepared in accordance with GAAP. We use distributable earnings to evaluate our performance and determine dividends, excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations. We use distributable return on equity because we believe it is the most relevant metric for determining ongoing profitability period over period. Refer to “—Non-GAAP Financial Measures” below for a reconciliation of net income to distributable earnings and for the calculation of distributable return on equity.

The table below sets forth certain information on our operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share data)	2026	2025	2026	2025
Net Income (loss) from continuing operations	$(99,683)	$(48,751)	$(299,770)	$33,659
Earnings per common share from continuing operations - basic	$(0.63)	$(0.31)	$(1.87)	$0.15
Earnings per common share from continuing operations - diluted	$(0.63)	$(0.31)	$(1.87)	$0.15
Distributable earnings before realized losses	$(35,125)	$(12,704)	$(84,333)	$(8,564)
Distributable earnings before realized losses per common share - basic	$(0.24)	$(0.10)	$(0.56)	$(0.10)
Distributable earnings before realized losses per common share - diluted	$(0.24)	$(0.10)	$(0.56)	$(0.10)
Distributable earnings	$(73,618)	$(19,792)	$(233,452)	$(31,176)
Distributable earnings per common share - basic	$(0.47)	$(0.14)	$(1.47)	$(0.24)
Distributable earnings per common share - diluted	$(0.47)	$(0.14)	$(1.47)	$(0.24)
Dividends declared per common share	$0.01	$0.125	$0.02	$0.25
Dividend yield (1)	2.3%	11.4%	2.3%	11.4%
Return on equity from continuing operations	(34.1)%	(11.3)%	(47.4)%	3.4%
Distributable return on equity before realized losses	(12.4)%	(2.2)%	(13.8)%	(1.6)%
Distributable return on equity	(25.4)%	(4.9)%	(37.0)%	(4.0)%
Book value per common share	$6.83	$10.44	$6.83	$10.44
(1)Dividend yield is based on the respective period end closing share price.
Three months ended June 30, 2026. Earnings from continuing operations was a loss of $0.63 per common share, compared to $1.25 per common share in the prior quarter, principally due to a decrease in the provision for loan losses and net realized losses on financial instruments and real estate owned, which were primarily driven by the sale of sub-
and non-performing assets pursuant to the balance sheet repositioning strategy which included strategic loan sales, and transfers of loans to held-for-sale classifications. Book value per common share was $6.83, a decline of $0.60 quarter over quarter compared to a decline of $1.36 in the prior quarter. The quarter over quarter decrease in the rate at which book value per common share decreased was primarily driven by the wind down of the large portfolio sales that were part of our balance sheet repositioning strategy.
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
the assets in our pipeline at any one time and there can be no assurance the assets currently in our pipeline will be acquired or originated by us in the future.
The table below presents information on our investment portfolio originations (based on fully committed amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Loan originations:
LMM loans	$155,935	$173,356	$443,516	$252,013
SBL loans	122,838	358,751	299,586	746,139
Total loan investment activity	$278,773	$532,107	$743,102	$998,152

Balance Sheet Analysis and Metrics

(in thousands)	June 30, 2026	December 31, 2025	$ Change	% Change
Assets
Cash and cash equivalents	$124,149	$207,841	$(83,692)	(40.3)%
Restricted cash	50,182	39,746	10,436	26.3
Loans, net (including $388 and $737 held at fair value)	3,409,500	3,500,298	(90,798)	(2.6)
Loans, held for sale (including $61,314 and $73,094 held at fair value and net of valuation allowance of $70,867 and $67,612)	278,214	585,820	(307,606)	(52.5)
Mortgage-backed securities	31,587	34,501	(2,914)	(8.4)
Investment in unconsolidated joint ventures (including $5,294 and $5,737 held at fair value)	165,658	161,424	4,234	2.6
Derivative instruments	3,096	6,740	(3,644)	(54.1)
Servicing rights	117,463	126,279	(8,816)	(7.0)
Real estate owned	572,850	620,225	(47,375)	(7.6)
Other assets	466,161	508,238	(42,077)	(8.3)
Assets of consolidated VIEs	1,045,056	1,978,684	(933,628)	(47.2)
Total Assets	$6,263,916	$7,769,796	$(1,505,880)	(19.4)%
Liabilities
Secured borrowings	1,876,713	2,788,926	(912,213)	(32.7)
Securitized debt obligations of consolidated VIEs, net	638,942	1,174,785	(535,843)	(45.6)
Senior secured notes, net	723,915	722,729	1,186	0.2
Corporate debt, net	470,372	652,487	(182,115)	(27.9)
Guaranteed loan financing	950,103	524,091	426,012	81.3
Contingent consideration	22,265	18,698	3,567	19.1
Derivative instruments	60	1,432	(1,372)	(95.8)
Dividends payable	3,665	3,633	32	0.9
Loan participations sold	56,616	56,616	—	—
Due to third parties	5,408	3,135	2,273	72.5
Accounts payable and other accrued liabilities	165,620	171,636	(6,016)	(3.5)
Total Liabilities	$4,913,679	$6,118,168	$(1,204,489)	(19.7)%
Preferred stock Series C, liquidation preference $25.00 per share	8,361	8,361	—	—

Commitments & contingencies

Stockholders’ Equity
Preferred stock Series E, liquidation preference $25.00 per share	111,378	111,378	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 165,209,516 and 163,010,012 shares issued and outstanding, respectively	17	17	—	—
Additional paid-in capital	2,267,394	2,264,355	3,039	0.1
Retained deficit	(1,118,135)	(807,522)	(310,613)	38.5
Accumulated other comprehensive loss	(21,448)	(24,196)	2,748	(11.4)
Total Ready Capital Corporation equity	1,239,206	1,544,032	(304,826)	(19.7)
Non-controlling interests	102,670	99,235	3,435	3.5
Total Stockholders’ Equity	$1,341,876	$1,643,267	$(301,391)	(18.3)%
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$6,263,916	$7,769,796	$(1,505,880)	(19.4)%
As of June 30, 2026, total assets in our consolidated balance sheet were $6.3 billion, a decrease of $1.5 billion from
December 31, 2025, primarily reflecting a decrease in Assets of consolidated VIEs, Loans, held for sale and Loans, net.
Assets of consolidated VIEs decreased $0.9 billion, primarily due to the collapse of RCMF 2021-FL7, RCMF 2023-
FL11, RCMF 2023-FL12 and RCMT 2016-3 and paydowns on securitized loans, partially offset by the closing of RCLT
2026-4. Loans, held for sale decreased $0.3 billion, primarily due to loans sold, partially offset by loans transferred from
Loans, net. Loans, net decreased $0.1 billion, primarily due to loan sales, loans transferred from Loans, net to Loans, held for sale, and the closing of RCLT 2026-4, partially offset by the collapse of RCMF 2021-FL7, RCMF 2023-FL11,
RCMF 2023-FL12 and RCMT 2016-3.
As of June 30, 2026, total liabilities in our consolidated balance sheet were $4.9 billion, a decrease of $1.2 billion from
December 31, 2025, primarily reflecting a decrease in Secured borrowings and Securitized debt obligations of consolidated VIEs, net, partially offset by an increase in Guaranteed loan financing. Secured borrowings decreased $0.9 billion due to the closing of RCLT 2026-4 and payoffs, partially offset by the collapse of RCMF 2021-FL7, RCMF
2023-FL11, RCMF 2023-FL12 and RCMT 2016-3. Securitized debt obligations of consolidated VIEs, net decreased
$0.5 billion due to the collapse of RCMF 2021-FL7, RCMF 2023-FL11, RCMF 2023-FL12 and RCMT 2016-3, partially offset by the closing of RCLT 2026-4. Guaranteed loan financing increased $0.4 billion due to the closing of RCLT
2026-4.
As of June 30, 2026, total stockholders’ equity was $1.3 billion, a decrease of $0.3 billion from December 31, 2025, primarily due to net losses.
Selected Balance Sheet Information by Business Segment. The table below presents certain selected balance sheet data by business segments, with the remaining amounts reflected in Unallocated –Corporate.

(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
June 30, 2026
Assets
Loans, net	$2,812,983	$1,504,422	$4,317,405
Loans, held for sale	226,867	51,347	278,214
MBS	31,587	—	31,587
Investment in unconsolidated joint ventures	165,401	257	165,658
Servicing rights	59,027	58,436	117,463
Real estate owned	587,544	594	588,138

Liabilities
Secured borrowings	1,672,666	204,047	1,876,713
Securitized debt obligations of consolidated VIEs	436,668	202,274	638,942
Senior secured notes, net	716,260	7,655	723,915
Corporate debt, net	470,372	—	470,372
Guaranteed loan financing	—	950,103	950,103
Loan participations sold	56,616	—	56,616
In the table above,
•Loans, net includes assets of consolidated VIEs.
•Loans, held for sale includes assets of consolidated VIEs, net of valuation allowance.
•Real estate owned includes assets of consolidated VIEs.

Statement of Operations Analysis and Metrics

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	2026	2025	$ Change
Interest income
LMM commercial real estate	$53,941	$122,268	$(68,327)	$112,834	$247,241	$(134,407)
Small business lending	23,460	30,467	(7,007)	46,297	60,461	(14,164)
Total interest income	$77,401	$152,735	$(75,334)	$159,131	$307,702	$(148,571)
Interest expense
LMM commercial real estate	(65,245)	(116,088)	50,843	(145,917)	(236,442)	90,525
Small business lending	(17,608)	(19,749)	2,141	(33,770)	(39,861)	6,091
Total interest expense	$(82,853)	$(135,837)	$52,984	$(179,687)	$(276,303)	$96,616
Net interest income before (provision for) recovery of loan losses	$(5,452)	$16,898	$(22,350)	$(20,556)	$31,399	$(51,955)
(Provision for) recovery of loan losses
LMM commercial real estate	(13,689)	(5,146)	(8,543)	(80,212)	112,795	(193,007)
Small business lending	(7,865)	(3,494)	(4,371)	(12,249)	(11,867)	(382)
Total (provision for) recovery of loan losses	$(21,554)	$(8,640)	$(12,914)	$(92,461)	$100,928	$(193,389)
Net interest income (loss) after (provision for) recovery of loan losses	$(27,006)	$8,258	$(35,264)	$(113,017)	$132,327	$(245,344)
Non-interest income (loss)
LMM commercial real estate	(19,281)	(36,557)	17,276	(87,285)	(151,032)	63,747
Small business lending	10,089	24,126	(14,037)	29,142	60,575	(31,433)
Unallocated corporate income	807	(14,240)	15,047	1,741	89,522	(87,781)
Total non-interest income (loss)	$(8,385)	$(26,671)	$18,286	$(56,402)	$(935)	$(55,467)
Non-interest expense
LMM commercial real estate	(32,746)	(27,521)	(5,225)	(73,685)	(55,284)	(18,401)
Small business lending	(28,170)	(27,723)	(447)	(57,382)	(57,783)	401
Unallocated corporate expenses	(16,657)	(15,033)	(1,624)	(29,239)	(29,812)	573
Total non-interest expense	$(77,573)	$(70,277)	$(7,296)	$(160,306)	$(142,879)	$(17,427)
Net income (loss) before provision for income taxes
LMM commercial real estate	(77,020)	(63,044)	(13,976)	(274,265)	(82,722)	(191,543)
Small business lending	(20,094)	3,627	(23,721)	(27,962)	11,525	(39,487)
Unallocated corporate expenses	(15,850)	(29,273)	13,423	(27,498)	59,710	(87,208)
Total net income (loss) before provision for income taxes	$(112,964)	$(88,690)	$(24,274)	$(329,725)	$(11,487)	$(318,238)

Results of Operations – Supplemental Information. Realized and unrealized gains (losses) on financial instruments are recorded in the consolidated statements of operations and classified based on the nature of the underlying asset or liability.
The table below presents the components of realized and unrealized gains (losses) on financial instruments.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	2026	2025	$ Change
Realized gain (loss) on financial instruments
Creation of mortgage servicing rights
SBA - 7(a)	$1,771	$2,230	$(459)	$3,183	$7,089	$(3,906)
Multi-family	1,945	2,113	(168)	3,618	2,628	990
USDA	791	2,420	(1,629)	1,261	3,170	(1,909)
Small business loans	476	580	(104)	916	1,124	(208)
Total Creation of mortgage servicing rights	$4,983	$7,343	$(2,360)	$8,978	$14,011	$(5,033)
Loans
SBA - 7(a)	6,253	8,540	(2,287)	11,417	27,477	(16,060)
Multi-family	303	110	193	467	523	(56)
USDA	451	1,678	(1,227)	1,122	1,857	(735)
Total loans	$7,007	$10,328	$(3,321)	$13,006	$29,857	$(16,851)
Gain on sale business
SBA - 7(a)	8,024	10,770	(2,746)	14,600	34,566	(19,966)
Multi-family	2,248	2,223	25	4,085	3,151	934
USDA	1,242	4,098	(2,856)	2,383	5,027	(2,644)
Small business loans	476	580	(104)	916	1,124	(208)
Total gain on sale business	$11,990	$17,671	$(5,681)	$21,984	$43,868	$(21,884)
Loans, held for sale
Bridge	(6,830)	—	(6,830)	(29,961)	(16,885)	(13,076)
Construction	—	—	—	—	(19)	19
Other	—	—	—	(3,481)	—	(3,481)
Total loans, held for sale	$(6,830)	$—	$(6,830)	$(33,442)	$(16,904)	$(16,538)
Loans, net
Bridge	(10,599)	(605)	(9,994)	(58,329)	(998)	(57,331)
Fixed rate	(1)	(3)	2	134	(16)	150
Construction	(1,462)	71	(1,533)	(2,536)	(74)	(2,462)
Other	(2)	(31)	29	(5)	(101)	96
Total loans, net	$(12,064)	$(568)	$(11,496)	$(60,736)	$(1,189)	$(59,547)
Net realized gain (loss) on derivatives, at fair value	$(9,494)	$2,019	$(11,513)	$(9,576)	$3,965	$(13,541)
Net realized gain (loss) - all other	$(5,823)	$(908)	$(4,915)	$(536)	$(857)	$321
Net realized gain (loss) on financial instruments	$(22,221)	$18,214	$(40,435)	$(82,306)	$28,883	$(111,189)
Unrealized gain (loss) on financial instruments
Loans, held for sale
Fixed rate	—	—	—	—	10	(10)
Freddie Mac	50	154	(104)	(4)	(155)	151
SBA - 7(a)	(1,970)	2,793	(4,763)	(610)	1,624	(2,234)
Other	69	238	(169)	474	238	236
Total Loans, held for sale	$(1,851)	$3,185	$(5,036)	$(140)	$1,717	$(1,857)
Net unrealized gain (loss) on preferred equity, at fair value	$(10,065)	$(4,227)	$(5,838)	$(17,301)	$(4,227)	$(13,074)
Net unrealized gain (loss) on derivatives, at fair value	$7,970	$(397)	$8,367	$9,490	$(912)	$10,402
Net unrealized gain (loss) - all other	$(227)	$(175)	$(52)	$(3,142)	$58	$(3,200)
Net unrealized gain (loss) on financial instruments	$(4,173)	$(1,614)	$(2,559)	$(11,093)	$(3,364)	$(7,729)
LMM Commercial Real Estate Segment Results.
Q2 2026 versus Q2 2025. Interest income of $53.9 million represented a decrease of $68.3 million, due to a decrease in loan balances and an increase in non-accrual loans. Decreased loan balances were primarily driven by reduced origination activity, portfolio runoff, loan maturities, strategic loan sales, and transfers of loans to held-for-sale classifications in connection with a broader balance sheet repositioning and liquidity strategy in response to upcoming
2026 debt maturities. Increase in non-accrual loans was principally driven by adverse macroeconomic conditions including elevated interest rates, inflationary pressures, supply absorption challenges, and cap rate movements. Interest expense of $65.2 million represented a decrease of $50.8 million, driven by decreased loan balances as described above.
Provision for loan losses of $13.7 million represented an increase of $8.5 million, primarily due to an increase in asset specific reserves. Non-interest loss of $19.3 million represented a decrease of $17.3 million, primarily due to an increase in the valuation recovery and income from the Portland mixed-use asset, partially offset by an increase in realized losses on financial instruments related to loan sales. Non-interest expense of $32.7 million represented an increase of $5.2 million, due to an increase in other operating expenses primarily driven by operating costs and depreciation related to the
Portland mixed-use asset.
YTD 2026 versus YTD 2025. Interest income of $112.8 million represented a decrease of $134.4 million, due to a decrease in loan balances and an increase in non-accrual loans. Decreased loan balances were primarily driven by reduced origination activity, portfolio runoff, loan maturities, strategic loan sales, and transfers of loans to held-for-sale classifications in connection with a broader balance sheet repositioning and liquidity strategy in response to upcoming
2026 debt maturities. Increase in non-accrual loans was principally driven by adverse macroeconomic conditions including elevated interest rates, inflationary pressures, supply absorption challenges, and cap rate movements. Interest expense of $145.9 million represented a decrease of $90.5 million, driven by decreased loan balances as described above. Provision for loan losses of $80.2 million represented an increase of $193.0 million, primarily due to changes in the forecasted macroeconomic inputs for reserve modeling and an increase in asset specific reserves, partially offset by loans transferred from Loans, net to Loans, held for sale. Non-interest loss of $87.3 million represented a decrease of
$63.7 million, primarily due to a decrease in the valuation allowance and income from the Portland mixed-use asset, partially offset by an increase in realized losses on financial instruments related to loan sales. Non-interest expense of
$73.7 million represented an increase of $18.4 million, due to an increase in other operating expenses primarily driven by operating costs and depreciation related to the Portland mixed-use asset.
Small Business Lending Segment Results.
Q2 2026 versus Q2 2025. Interest income of $23.5 million represented a decrease of $7.0 million, primarily due to a decrease in average loan balances and a decrease in interest rates. Interest expense of $17.6 million represented a decrease of $2.1 million, driven by a decrease in average loan balances and a decrease in interest rates. Provision for loan losses of $7.9 million represented an increase of $4.4 million, due to an increase in asset specific reserves and changes in the forecasted macroeconomic inputs for reserve modeling. Non-interest income of $10.1 million represented a decrease of $14.0 million, primarily due to a decrease in realized and unrealized gains on financial instruments, partially offset by servicing income. Non-interest expense of $28.2 million represented an increase of $0.4 million, due to increases in loan servicing expense, partially offset by decreases in loan origination expenses.
YTD 2026 versus YTD 2025. Interest income of $46.3 million represented a decrease of $14.2 million, primarily due to a decrease in average loan balances and a decrease in interest rates. Interest expense of $33.8 million represented a decrease of $6.1 million, driven by a decrease in average loan balances and a decrease in interest rates. Provision for loan losses of $12.2 million represented an increase of $0.4 million, due to an increase in asset specific reserves and changes in the forecasted macroeconomic inputs for reserve modeling. Non-interest income of $29.1 million represented a decrease of $31.4 million, primarily due to a decrease in net realized gains on financial instruments. Non-interest expense of $57.4 million represented a decrease of $0.4 million, due to decreases in employee compensation and benefits and loan origination expenses.
Unallocated – Corporate.
Q2 2026 versus Q2 2025. Non-interest income of $0.8 million represented an increase of $15.0 million, primarily due to a lower gain on bargain purchase recognized from the UDF IV Merger in the prior year period. Such gain on bargain purchase was primarily driven by a discount in UDF IV’s market valuation due to factors such as the illiquid nature of
UDF IV’s shares, and a change in our stock price between the date of the agreement and the closing date of the UDF IV
Merger, when compared to the respective prior year period gain on bargain purchase recognized from the Funding Circle
Acquisition. Non-interest expense of $16.7 million represented an increase of $1.6 million, primarily due to an increase in employee compensation and benefits, partially offset by decreased management fees.
YTD 2026 versus YTD 2025. Non-interest income of $1.7 million represented a decrease of $87.8 million, primarily due to a gain on bargain purchase recognized from the UDF IV Merger in the prior year period, primarily driven by a discount in UDF IV’s market valuation due to factors such as the illiquid nature of UDF IV’s shares, and a change in our stock price between the date of the agreement and the closing date of the UDF IV Merger. Non-interest expense of $29.2 million represented a decrease of $0.6 million, primarily due to decreased management fees and transaction related expenses, partially offset by an increase in employee compensation and benefits.
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
Distributable return on equity is calculated as distributable earnings (loss) as a percentage of average stockholders’
equity.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	2026	2025	$ Change
Net income (loss)	$(99,683)	$(53,677)	$(46,006)	$(299,770)	$28,288	$(328,058)
Reconciling items:
Unrealized (gain) loss on MSR - discontinued operations	—	—	—	—	8,952	(8,952)
Unrealized (gain) loss on joint ventures	3,037	1,019	2,018	1,900	6,658	(4,758)
Increase (decrease) in CECL reserve	8,250	487	7,763	34,923	(111,640)	146,563
Increase (decrease) in valuation allowance	(2,447)	39,746	(42,193)	4,110	139,464	(135,354)
Non-recurring REO impairment	952	4,418	(3,466)	483	6,764	(6,281)
Depreciation and amortization on real estate owned	1,575	—	1,575	3,151	—	3,151
Non-cash compensation	2,484	1,634	850	4,113	3,419	694
Unrealized (gain) loss on preferred equity, at fair value	10,065	4,227	5,838	17,301	4,227	13,074
Merger transaction costs and other non-recurring expenses	2,339	3,661	(1,322)	2,993	6,654	(3,661)
Bargain purchase (gain) loss	—	14,381	(14,381)	—	(88,090)	88,090
Realized losses on sale of investments	41,234	8,896	32,338	160,754	28,980	131,774
Total reconciling items	$67,489	$78,469	$(10,980)	$229,728	$5,388	$224,340
Income tax adjustments	(2,931)	(37,496)	34,565	(14,291)	(42,240)	27,949
Distributable earnings (loss) before realized losses	$(35,125)	$(12,704)	$(22,421)	$(84,333)	$(8,564)	$(75,769)
Realized losses on sale of investments, net of tax	(38,493)	(7,088)	(31,405)	(149,119)	(22,612)	(126,507)
Distributable earnings (loss)	$(73,618)	$(19,792)	$(53,826)	$(233,452)	$(31,176)	$(202,276)
Less: Distributable earnings attributable to non-controlling interests	1,904	1,990	(86)	3,629	3,946	(317)
Less: Income attributable to participating shares	2,055	2,214	(159)	4,114	4,442	(328)
Distributable earnings (loss) attributable to common stockholders	$(77,577)	$(23,996)	$(53,581)	$(241,195)	$(39,564)	$(201,631)
Distributable earnings (loss) before realized losses on investments, net of tax per common share - basic	$(0.24)	$(0.10)	$(0.14)	$(0.56)	$(0.10)	$(0.46)
Distributable earnings (loss) before realized losses on investments, net of tax per common share - diluted	$(0.24)	$(0.10)	$(0.14)	$(0.56)	$(0.10)	$(0.46)
Distributable earnings (loss) per common share - basic	$(0.47)	$(0.14)	$(0.33)	$(1.47)	$(0.24)	$(1.23)
Distributable earnings (loss) per common share - diluted	$(0.47)	$(0.14)	$(0.33)	$(1.47)	$(0.24)	$(1.23)
Q2 2026 versus Q2 2025. Consolidated net loss of $99.7 million for the second quarter of 2026 represented an increase of $46.0 million from the second quarter of 2025, primarily due to net realized losses on financial instruments,  a decrease in net interest income and an increase in other operating expenses and provision for loan losses, partially offset by a decrease in the valuation allowance. Consolidated distributable loss before realized losses of $35.1 million for the second quarter of 2026 represented an increase of $22.4 million from the second quarter of 2025. The decrease in the distributable earnings reconciling items is primarily due to a decrease in the valuation allowance, partially offset by realized losses on sale of investments. Consolidated distributable loss of $73.6 million for the second quarter of 2026 represented an increase of $53.8 million from the second quarter of 2025 due to certain charge-offs and losses realized on sales of real estate owned assets and LMM loans.
YTD 2026 versus YTD 2025. Consolidated net loss of $299.8 million for the six months ended June 30, 2026 represented an increase of $328.1 million from the six months ended June 30, 2025, primarily due to an increase in the provision for loan losses, net realized losses on financial instruments, a gain on bargain purchase recognized from the
UDF IV Merger in the prior year period, primarily driven by a discount in UDF IV’s market valuation due to factors such as the illiquid nature of UDF IV’s shares, and a change in our stock price between the date of the agreement and the closing date of the UDF IV Merger and a decrease in net interest income, partially offset by a decrease in the valuation allowance. Consolidated distributable loss before realized losses of $84.3 million for the six months ended June 30, 2026 represented an increase of $75.8 million from the six months ended June 30, 2025. The increase in the distributable earnings reconciling items is primarily due to an increase in the provision for loan losses, realized losses on sale of investments and a gain on bargain purchase recognized from the UDF IV Merger in the prior year period, primarily driven by a discount in UDF IV’s market valuation due to factors such as the illiquid nature of UDF IV’s shares, and a change in our stock price between the date of the agreement and the closing date of the UDF IV Merger and a decrease in net interest income, partially offset by a decrease in the valuation allowance. Consolidated distributable loss of $233.5 million for the six months ended June 30, 2026 represented an increase of $202.3 million from the six months ended
June 30, 2025 due to certain charge-offs and losses realized on sales of real estate owned assets and LMM loans.
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

We believe that our ability to extend our credit and warehouse facilities and our sources of capital will provide sufficient liquidity to fund ongoing obligations and address upcoming debt maturities, including the approximately $450.0 million of debt maturing in 2026. We had approximately $124.0 million of unrestricted cash and approximately $690.0 million of unencumbered assets as of June 30, 2026. With the successful execution of our liquidity initiatives including portfolio sales and runoff, along with optimizing financing on CRE loans, we expect to be well positioned to address our upcoming debt maturities. We expect to utilize these resources, together with our access to the capital markets, to meet our liquidity needs.
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
Cash flow
Six Months Ended June 30, 2026. Cash, cash equivalents and restricted cash as of June 30, 2026, decreased by $71.8 million to $177.8 million from December 31, 2025, primarily due to net cash used for financing activities, partially offset by net cash provided by investing and operating activities. The net cash used for financing activities primarily reflected net repayments of secured borrowings and repayments of securitized debt obligations of consolidated VIEs. The net cash provided by investing activities primarily reflected proceeds from disposition and principal payments of loans, partially offset by net cash used for loan originations. The net cash provided by operating activities primarily reflected the sale of
Loans, held for sale, realized losses on financial instruments and provision for loan losses, partially offset by net losses.
Six Months Ended June 30, 2025. Cash, cash equivalents and restricted cash as of June 30, 2025, increased by $39.7 million to $222.5 million from December 31, 2024, primarily due to net cash provided by investing and operating activities, partially offset by net cash used for financing activities. The net cash provided by investing activities primarily reflected proceeds from disposition and principal payments of loans, partially offset by net cash used for loan originations. The net cash provided by operating activities reflected a valuation allowance related to the transfer of
Loans, net to Loans held for sale, the sale of Loans, held for sale and net income, partially offset by a recovery of loan losses related to the transfer of Loans, net to Loans, held for sale and a bargain purchase gain in connection with the
UDF IV Merger, which was primarily driven by a discount in UDF IV’s market valuation due to factors such as the illiquid nature of UDF IV’s shares and a change in our stock price between the date of the agreement and the closing date of the merger. The net cash used for financing activities primarily reflected repayments of securitized debt obligations of consolidated VIEs, partially offset by net proceeds from secured borrowings.
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
As of June 30, 2026, we had a total leverage ratio of 3.0x and recourse leverage ratio of 1.7x. Our operating segments have different levels of recourse debt according to the differentiated nature of each segment. Our LMM Commercial
Real Estate and Small Business Lending segments have recourse leverage ratios of 0.6x and 0.2x, respectively. The remaining recourse leverage ratio is from our corporate debt offerings.

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
The table below presents certain characteristics of our credit facilities and other financing arrangements.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	June 30, 2026	December 31, 2025
3	SBA loans	August 2026 to June 2027	SOFR + 2.50% Prime - 0.82%	$275,000	$213,778	$187,486	$307,522
1	LMM loans - USD	Matured (5)	SOFR + 1.75%	25,000	9,967	9,817	16,425
1	LMM loans - Non-USD (4)	Matured	EURIBOR + 3.00%	—	—	—	29,965
2	USDA loans	June 2027 - August 2028	SOFR + 2.75%	198,500	33,185	16,561	31,204
Total borrowings under credit facilities and other financing agreements				$498,500	$256,930	$213,864	$385,116
(1)Represents the total number of facility lenders.
(2)Current maturity does not reflect extension options available beyond original commitment terms.
(3)Asset class pricing is determined using an index rate plus a weighted average spread.
(4)Non-USD denominated credit facilities have been converted into USD for purposes of this disclosure.
(5)Agreement permits advance amounts to be repaid after the maturity date.
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
The table below presents certain characteristics of our repurchase agreements.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	June 30, 2026	December 31, 2025
7	LMM loans	August 2026 - September 2028	SOFR + 2.55%	$3,150,000	$2,557,356	$1,555,605	$2,277,028
5	MBS	July 2026 - November 2026	5.35%	107,244	188,834	107,244	126,782
Total borrowings under repurchase agreements				$3,257,244	$2,746,190	$1,662,849	$2,403,810
(1)Represents the total number of facility lenders.
(2)Current maturity does not reflect extension options available beyond original commitment terms.
(3)Asset class pricing is determined using an index rate plus a weighted average spread.
Collateralized borrowings under repurchase agreements
The table below presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase agreements during the quarter and the highest balance of any month end during the quarter.

(in thousands)	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q3 2024	1,882,327	1,971,347	2,049,273
Q4 2024	1,718,131	1,795,627	1,846,677
Q1 2025	2,425,258	1,922,525	2,425,258
Q2 2025	3,135,931	2,673,449	3,135,931
Q3 2025	2,460,953	2,699,935	3,021,745
Q4 2025	2,403,810	2,402,929	2,431,561
Q1 2026	1,963,443	2,178,978	2,628,893
Q2 2026	1,662,849	1,788,459	1,873,815
The net decrease in the outstanding balances during the second quarter of 2026 was primarily due to paydowns and sales of warehouse loans and the wind-down of repurchase facilities.
Paycheck Protection Program Liquidity Facility borrowings. The Company uses the PPPLF from the Federal Reserve to finance PPP loans. The program charges an interest rate of 0.35%. As of June 30, 2026, this credit facility was fully repaid.

Senior Secured Notes and Corporate Debt, Net
The table below presents information about senior secured notes and corporate debt issued through public and private transactions.

(in thousands)	Coupon Rate	Maturity Date	June 30, 2026
Senior secured notes principal amount(1)	4.50%	10/20/2026	$350,000
Senior secured notes principal amount(2)	9.375%	3/1/2028	270,000
Term loan principal amount(3)	SOFR + 5.50%	4/12/2029	115,250
Unamortized discount			(1,606)
Unamortized deferred financing costs			(9,729)
Total senior secured notes, net			$723,915
Corporate debt principal amount(4)	5.50%	12/30/2028	110,000
Corporate debt principal amount(5)	7.375%	7/31/2027	100,000
Corporate debt principal amount(6)	5.00%	11/15/2026	100,000
Corporate debt principal amount(7)	9.00%	12/15/2029	129,371
Unamortized discount - corporate debt			(4,179)
Unamortized deferred financing costs - corporate debt			(1,070)
Junior subordinated notes principal amount(8)	SOFR + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(9)	SOFR + 3.10%	4/30/2035	21,250
Total corporate debt, net			$470,372
Total carrying amount of debt			$1,194,287
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
(5)Interest on the corporate debt is payable semiannually on January 31 and July 31 of each year.
(6)Interest on the corporate debt is payable semiannually on May 15 and November 15 of each year; assumed as part of the Broadmark Merger (as defined below).
(7) Interest on the corporate debt is payable quarterly on March 15, June 15, September 15, and December 15 of each year.
(8) Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(9) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.
The table below presents the contractual maturities for senior secured notes and corporate debt.

(in thousands)	June 30, 2026
2026	$450,000
2027	100,000
2028	380,000
2029	244,621
2030	—
Thereafter	36,250
Total contractual amounts	$1,210,871
Unamortized deferred financing costs, discounts, and premiums, net	(16,584)
Total carrying amount of debt	$1,194,287
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
In addition, in connection with the merger among the Company, Broadmark Realty Capital Inc. (“Broadmark”), and
Ready Capital Investments, LLC (formerly known as “RCC Merger Sub, LLC”), a wholly owned subsidiary of the operating partnership (“Ready Capital Investments”), in which Broadmark merged with and into Ready Capital
Investments, with Ready Capital Investments remaining as a wholly owned subsidiary of the operating partnership (the
“Broadmark Merger”), Ready Capital Investments assumed Broadmark’s obligations on certain senior unsecured notes.
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

The table below presents information on the securitization structures and related issued tranches of notes to investors.

(in millions)	Collateral Asset Class	Issuance	Active / Collapsed / Sold	Bonds Issued
Trusts (Firm sponsored)
Waterfall Victoria Mortgage Trust 2011-1 (SBC1)	LMM Acquired loans	February 2011	Collapsed	$40.5
Waterfall Victoria Mortgage Trust 2011-3 (SBC3)	LMM Acquired loans	October 2011	Collapsed	143.4
Sutherland Commercial Mortgage Trust 2015-4 (SBC4)	LMM Acquired loans	August 2015	Collapsed	125.4
Sutherland Commercial Mortgage Trust 2018 (SBC7)	LMM Acquired loans	November 2018	Collapsed	217.0
ReadyCap Lending Small Business Trust 2015-1 (RCLT 2015-1)	Acquired SBA 7(a) loans	June 2015	Collapsed	189.5
ReadyCap Lending Small Business Loan Trust 2019-2 (RCLT 2019-2)	Originated SBA 7(a) loans, Acquired SBA 7(a) loans	December 2019	Active	131.0
ReadyCap Lending Small Business Loan Trust 2023-3 (RCLT 2023-3)	Originated SBA 7(a) loans, Acquired SBA 7(a) loans	July 2023	Active	132.0
ReadyCap Lending Small Business Loan Trust 2026-4 (RCLT 2026-4)	Originated SBA 7(a) loans	June 2026	Active	145.2

Real Estate Mortgage Investment Conduits (REMICs)
ReadyCap Commercial Mortgage Trust 2014-1 (RCMT 2014-1)	LMM Originated conventional	September 2014	Collapsed	181.7
ReadyCap Commercial Mortgage Trust 2015-2 (RCMT 2015-2)	LMM Originated conventional	November 2015	Collapsed	218.8
ReadyCap Commercial Mortgage Trust 2016-3 (RCMT 2016-3)	LMM Originated conventional	November 2016	Sold	162.1
ReadyCap Commercial Mortgage Trust 2018-4 (RCMT 2018-4)	LMM Originated conventional	March 2018	Active	165.0
Ready Capital Mortgage Trust 2019-5 (RCMT 2019-5)	LMM Originated conventional	January 2019	Active	355.8
Ready Capital Mortgage Trust 2019-6 (RCMT 2019-6)	LMM Originated conventional	November 2019	Active	430.7
Ready Capital Mortgage Trust 2022-7 (RCMT 2022-7)	LMM Originated conventional	April 2022	Active	276.8
Waterfall Victoria Mortgage Trust 2011-2 (SBC2)	LMM Acquired loans	March 2011	Collapsed	97.6
Sutherland Commercial Mortgage Trust 2018 (SBC6)	LMM Acquired loans	August 2017	Collapsed	154.9
Sutherland Commercial Mortgage Trust 2019 (SBC8)	LMM Acquired loans	June 2019	Active	306.5
Sutherland Commercial Mortgage Trust 2020 (SBC9)	LMM Acquired loans	June 2020	Collapsed	203.6
Sutherland Commercial Mortgage Trust 2021 (SBC10)	LMM Acquired loans	May 2021	Active	232.6

Collateralized Loan Obligations (CLOs)
Ready Capital Mortgage Financing 2017– FL1	LMM Originated bridge	August 2017	Collapsed	198.8
Ready Capital Mortgage Financing 2018 – FL2	LMM Originated bridge	June 2018	Collapsed	217.1
Ready Capital Mortgage Financing 2019 – FL3	LMM Originated bridge	April 2019	Collapsed	320.2
Ready Capital Mortgage Financing 2020 – FL4	LMM Originated bridge	June 2020	Collapsed	405.3
Ready Capital Mortgage Financing 2021 – FL5	LMM Originated bridge	March 2021	Collapsed	628.9
Ready Capital Mortgage Financing 2021 – FL6	LMM Originated bridge	August 2021	Collapsed	652.5
Ready Capital Mortgage Financing 2021 – FL7	LMM Originated bridge	November 2021	Collapsed	927.2
Ready Capital Mortgage Financing 2022 – FL8	LMM Originated bridge	March 2022	Collapsed	1,135.0
Ready Capital Mortgage Financing 2022 – FL9	LMM Originated bridge	June 2022	Collapsed	754.2
Ready Capital Mortgage Financing 2022 – FL10	LMM Originated bridge	October 2022	Collapsed	860.1
Ready Capital Mortgage Financing 2023 – FL11	LMM Originated bridge	February 2023	Collapsed	586.0
Ready Capital Mortgage Financing 2023 – FL12	LMM Originated bridge	June 2023	Collapsed	648.6

Trusts (Non-firm sponsored)
Freddie Mac Small Balance Mortgage Trust 2016-SB11	Originated agency multi-family	January 2016	Active	110.0
Freddie Mac Small Balance Mortgage Trust 2016-SB18	Originated agency multi-family	July 2016	Active	118.0
Freddie Mac Small Balance Mortgage Trust 2017-SB33	Originated agency multi-family	June 2017	Active	197.9
Freddie Mac Small Balance Mortgage Trust 2018-SB45	Originated agency multi-family	January 2018	Active	362.0
Freddie Mac Small Balance Mortgage Trust 2018-SB52	Originated agency multi-family	September 2018	Active	505.0
Freddie Mac Small Balance Mortgage Trust 2018-SB56	Originated agency multi-family	December 2018	Active	507.3
Key Commercial Mortgage Trust 2020-S3(1)	LMM Originated conventional	September 2020	Active	263.2
(1)Contributed portion of assets into trust
We used the proceeds from the sale of the tranches issued to purchase and originate LMM and SBL loans. We are the primary beneficiary of all firm sponsored securitizations; therefore they are consolidated in our financial statements.
Contractual Obligations and Off-Balance Sheet Arrangements
Other than the items referenced above, there have been no material changes to our contractual obligations for the three months ended June 30, 2026. Refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and
Results of Operations – Contractual Obligations," in the Company's Form 10-K for further details. As of the date of this
Form 10-Q, we had no off-balance sheet arrangements, other than as disclosed.

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

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans	$4,233	$8,613	$13,098	$17,634	$(4,142)	$(7,898)	$(11,486)	$(15,005)
Interest rate swap hedges	350	700	1,050	1,400	(350)	(700)	(1,050)	(1,400)
Total	$4,583	$9,313	$14,148	$19,034	$(4,492)	$(8,598)	$(12,536)	$(16,405)
Liabilities:
Secured borrowings	(4,427)	(8,854)	(13,281)	(17,708)	4,427	8,854	13,281	17,708
Securitized debt obligations	(513)	(1,026)	(1,539)	(2,052)	513	1,026	1,539	2,052
Senior secured notes and corporate debt	(379)	(758)	(1,136)	(1,515)	379	758	1,136	1,515
Total	$(5,319)	$(10,638)	$(15,956)	$(21,275)	$5,319	$10,638	$15,956	$21,275
Total Net Impact to Net Interest Income (Expense)	$(736)	$(1,325)	$(1,808)	$(2,241)	$827	$2,040	$3,420	$4,870
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

	June 30, 2026
(in thousands)	Counterparty Rating	Amount of Risk	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
JPMorgan Chase Bank, N.A.	AA-/Aa2	$595,695	1.1	44.4%
Nomura Corporate Funding Americas, LLC	BBB+/Baa1	$201,042	19.1	15.0%
Churchill MRA Funding I LLC	Not rated	$166,648	13.4	12.4%
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

Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company, including its Chief Executive
Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2026. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial
Officer concluded that the Company's disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule
13a-15(f) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions regarding the performance of the Company’s loan portfolio and related matters, and that the executive officers named as defendants violated Section 20(a) of the Exchange Act as control persons of the Company. The Exchange Act
Class Actions seek compensatory damages, costs, and expenses on behalf of the purported classes. On July 8, 2025, the court entered an order consolidating the Exchange Act Class Actions under the caption In re Ready Capital Securities
Litigation, No. 1:25-cv-01883 (S.D.N.Y.) (the “Exchange Act Litigation”) and appointing lead plaintiff and lead counsel. The lead plaintiff filed an amended complaint on September 8, 2025, which the defendants moved to dismiss on
November 10, 2025. Briefing on the defendants’ motion to dismiss was completed on February 9, 2026.
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
On May 8 and May 14, 2025, the Company and certain of its executive officers and directors were named as defendants in two separate but largely identical putative class action lawsuits filed by former Broadmark stockholders in the
Superior Court for King County, Washington (the “Broadmark State Court Actions”). Certain former directors and officers of Broadmark and certain affiliates of the Company and its directors, including Waterfall, were also named as defendants. The Broadmark State Court Actions were filed under the captions van Wyk et al. v. Ready Capital Corp., et
al., No. 25-2-14038-5 SEA (Wash. Super. Ct. King Cnty.) and Whittlesey v. Ready Capital Corp., et al., No.
25-2-14567-1 SEA (Wash. Super Ct. King Cnty.). On June 20, 2025, the court consolidated the Broadmark State Court
Actions under the caption In re Ready Capital Corporation Securities Litigation, No. 25-2-14038-5 SEA (Wash. Super.
Ct. King Cnty.) (as consolidated, the “Broadmark State Court Litigation”). The Broadmark State Court Litigation alleges that the defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act by issuing false and misleading statements and omissions in connection with the Broadmark Merger regarding the performance of the Company’s loan portfolio and related matters and seek disgorgement, compensatory damages, and the costs and expenses of litigation. On
August 19, 2025, the plaintiffs filed a consolidated complaint, which the defendants subsequently moved to dismiss on
October 20, 2025. On February 2, 2026, the defendants moved to stay the Broadmark State Court Litigation pending resolution of the Broadmark Federal Court Litigation. On February 19, 2026, the motions to dismiss and stay were denied. Discovery has since commenced in the Broadmark State Court Litigation. On May 1, 2026, the plaintiffs in the

Broadmark State Court Litigation and the lead plaintiff in the Broadmark Federal Court Litigation (defined below)
jointly moved for class certification and to be appointed co-class representatives in the Broadmark State Court Litigation.
On July 1, 2026, the defendants filed their opposition to the class certification motion. Briefing on the plaintiffs’ class certification motion is expected to be completed by September 2026.
On May 28, 2025, the Company and certain of its executive officers and directors were named as defendants in a putative class action filed by a former Broadmark stockholder in the United States District Court for the Western District
of Washington (the “Broadmark Federal Court Litigation”). Broadmark and certain of its former directors and officers were also named as defendants. The Broadmark Federal Court Litigation is captioned Grant v. Broadmark Realty Capital
Inc., et al., No. 2:25-cv-1013 (W.D. Wash.). On October 15, 2025, the court entered an order appointing lead plaintiff and lead counsel. On November 25, 2025, the lead plaintiff filed an amended complaint asserting that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Section 11, 12(a)(2), and 15 of the Securities Act by issuing false and misleading statements and omissions in connection with the Broadmark Merger regarding the performance of the Company’s loan portfolio and related matters. The amended complaint seeks compensatory and rescissory damages, as well as attorneys’ fees and litigation expenses. On January 12, 2026, the defendants moved to dismiss the amended complaint. Briefing on the defendants’ motion to dismiss was completed on March 4, 2026. On January 8, 2026, the defendants moved to transfer the Broadmark Federal Court Litigation to the U.S. District Court for the Southern District
of New York, where the Exchange Act Litigation is pending. Briefing on the defendants’ motion to transfer was completed on February 5, 2026. On May 1, 2026, the lead plaintiff in the Broadmark Federal Court Litigation and the plaintiffs in the Broadmark State Court Litigation jointly moved for class certification and to be appointed co-class representatives in the Broadmark State Court Litigation. On June 1, 2026, the parties filed a stipulated motion to stay the
Broadmark Federal Court Litigation pending final adjudication of the Broadmark State Court Litigation. The parties’
motion to stay was granted on June 3, 2026.
On July 18, 2025, the Company and Broadmark were named as nominal defendants, and certain of the Company’s and
Broadmark’s current and former executive officers and directors and Waterfall were named as defendants in a double derivative action filed by a purported former stockholder of Broadmark in the United States District Court for the
District of Maryland (the “Broadmark Derivative Litigation”). The Broadmark Derivative Litigation is captioned
Murguia v. Broadmark Realty Capital Inc., et al., No. 1:25-cv-02350-JRR (D. Md.). The Broadmark Derivative
Litigation asserts claims for violations of Sections 10(b), 20(a), and 14(a) of the Exchange Act, SEC Rule 10b-5, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution pursuant to Section 10(b) and 21D of the Exchange Act for participating in and/or failing to prevent the securities law violations alleged in the Broadmark Federal Court Litigation and for purportedly causing the Company to overpay for certain stock repurchases. The Broadmark Derivative Litigation seeks revisions to the Company’s corporate governance and internal procedures, disgorgement, compensatory damages, and attorney’s fees and costs of litigation.
The Broadmark Derivative Litigation is currently stayed, pending: (1) dismissal of the Broadmark Federal Court
Litigation with prejudice, and the exhaustion of all appeals thereto; or (2) denial, in full or in part, of the defendants’
motion to dismiss the Broadmark Federal Court Litigation. The defendants intend to vigorously defend against the
Broadmark State Court Litigation, the Broadmark Federal Court Litigation, and the Broadmark Derivative Litigation.
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
The table below presents purchases of our common stock during the quarter.

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program
April	—		$—		—	$82,770,332
May	100,843		1.63		—	82,770,332
June	—		—		—	82,770,332
Total	100,843	(1)	$1.63	(2)	—	$82,770,332
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
Item 5. Other Information
None of our officers and directors entered into, modified or terminated any “Rule 10b5-1 trading arrangements” or “non-
Rule 10b5-1 trading arrangements” (each as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30,
2026.
Item 6. Exhibits

Exhibit number		Exhibit description

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Scheme Document

101.CAL		Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF		Inline XBRL Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Linkbase Document

101.PRE		Inline XBRL Taxonomy Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
READY CAPITAL CORPORATION

Date: August 7, 2026	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board, Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

Date: August 7, 2026	By:	/s/ Andrew Ahlborn
Andrew Ahlborn
Chief Financial Officer
(Principal Accounting and Financial Officer)