Form 10-Q
period 2026-09-30
Ready Capital Corp
filed 2026-11-06
CIK 1527590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
The Company has 160,228,768 shares of common stock, par value $0.0001 per share, outstanding as of November 5, 2026.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	73

Item 3. Quantitative and Qualitative Disclosures About Market Risk	95

Item 4. Controls and Procedures	99

PART II. OTHER INFORMATION	99

Item 1. Legal Proceedings	99

Item 1A. Risk Factors	99

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	99

Item 3. Defaults Upon Senior Securities	100

Item 4. Mine Safety Disclosures	100

Item 5. Other Information	100

Item 6. Exhibits	100

SIGNATURES	102

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$157,130	$207,841
Restricted cash	50,775	39,746
Loans, net (including $382 and $737 held at fair value)	3,122,504	3,500,298
Loans, held for sale (including $67,123 and $73,094 held at fair value and net of valuation allowance of $56,734 and $67,612)	112,766	585,820
Mortgage-backed securities	32,143	34,501
Investment in unconsolidated joint ventures (including $5,068 and $5,737 held at fair value)	155,086	161,424
Derivative instruments	3,232	6,740
Servicing rights	115,015	126,279
Real estate owned	563,512	620,225
Other assets	466,283	508,238
Assets of consolidated VIEs	1,004,891	1,978,684
Total Assets	$5,783,337	$7,769,796
Liabilities
Secured borrowings	1,691,519	2,788,926
Securitized debt obligations of consolidated VIEs, net	607,600	1,174,785
Senior secured notes, net	598,739	722,729
Corporate debt, net	446,097	652,487
Guaranteed loan financing	911,288	524,091
Contingent consideration	23,008	18,698
Derivative instruments	340	1,432
Dividends payable	3,687	3,633
Loan participations sold	56,616	56,616
Due to third parties	4,289	3,135
Accounts payable and other accrued liabilities	152,643	171,636
Total Liabilities	$4,495,826	$6,118,168
Preferred stock Series C, liquidation preference $25.00 per share (refer to Note 20)	8,361	8,361

Commitments & contingencies (refer to Note 24)

Stockholders’ Equity
Preferred stock Series E, liquidation preference $25.00 per share (refer to Note 20)	111,378	111,378
Common stock, $0.0001 par value, 500,000,000 shares authorized, 165,168,630 and 163,010,012 shares issued and outstanding, respectively	17	17
Additional paid-in capital	2,268,714	2,264,355
Retained deficit	(1,185,833)	(807,522)
Accumulated other comprehensive loss	(19,755)	(24,196)
Total Ready Capital Corporation equity	1,174,521	1,544,032
Non-controlling interests	104,629	99,235
Total Stockholders’ Equity	$1,279,150	$1,643,267
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$5,783,337	$7,769,796
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2026	2025	2026	2025
Interest income	$83,828	$137,491	$242,959	$445,193
Interest expense	(83,827)	(126,971)	(263,514)	(403,274)
Net interest income (loss) before (provision for) recovery of loan losses	$1	$10,520	$(20,555)	$41,919
(Provision for) recovery of loan losses	(12,659)	(37,977)	(105,120)	62,951
Net interest income (loss) after (provision for) recovery of loan losses	$(12,658)	$(27,457)	$(125,675)	$104,870
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	(16,813)	(160,396)	(99,119)	(131,513)
Net unrealized gain (loss) on financial instruments	2,174	2,914	(8,919)	(450)
Valuation recovery, loans held for sale	12,877	178,225	8,767	38,761
Servicing income, net of amortization and impairment of $5,704 and $23,498 for the three and nine months ended September 30, 2026, and $4,514 and $22,682 for the three and nine months ended September 30, 2025, respectively	6,123	7,509	11,616	13,661
Gain on bargain purchase	—	24,472	—	112,562
Income (loss) on unconsolidated joint ventures	(173)	7,417	3,162	3,291
Other income	21,138	14,773	53,417	37,667
Total non-interest income (expense)	$25,326	$74,914	$(31,076)	$73,979
Non-interest expense
Employee compensation and benefits	(21,878)	(21,151)	(70,316)	(65,564)
Allocated employee compensation and benefits from related party	(3,600)	(3,602)	(10,576)	(10,478)
Professional fees	(5,630)	(6,008)	(19,956)	(17,864)
Management fees – related party	(3,711)	(5,156)	(11,552)	(15,805)
Loan servicing expense	(7,720)	(9,771)	(26,833)	(36,653)
Transaction related expenses	(471)	(1,910)	(1,318)	(5,243)
Impairment on real estate	(4,681)	(1,862)	(5,164)	(8,476)
Other operating expenses	(29,961)	(24,879)	(92,243)	(57,135)
Total non-interest expense	$(77,652)	$(74,339)	$(237,958)	$(217,218)
Loss from continuing operations before benefit for income taxes	(64,984)	(26,882)	(394,709)	(38,369)
Income tax benefit	2,792	9,935	32,747	55,081
Net income (loss) from continuing operations	$(62,192)	$(16,947)	$(361,962)	$16,712
Discontinued operations (refer to Note 9)
Income (loss) from discontinued operations before benefit (provision) for income taxes	—	280	—	(6,881)
Income tax benefit (provision)	—	(70)	—	1,720
Net income (loss) from discontinued operations	$—	$210	$—	$(5,161)
Net income (loss)	$(62,192)	$(16,737)	$(361,962)	$11,551
Less: Dividends on preferred stock	1,999	1,999	5,997	5,997
Less: Net income attributable to non-controlling interest	1,957	2,008	5,447	6,282
Net loss attributable to Ready Capital Corporation	$(66,148)	$(20,744)	$(373,406)	$(728)

Earnings per common share from continuing operations - basic	$(0.40)	$(0.13)	$(2.27)	$0.02
Earnings per common share from discontinued operations - basic	$0.00	$0.00	$0.00	$(0.03)
Total earnings per common share - basic	$(0.40)	$(0.13)	$(2.27)	$(0.01)

Earnings per common share from continuing operations - diluted	$(0.40)	$(0.13)	$(2.27)	$0.02
Earnings per common share from discontinued operations - diluted	$0.00	$0.00	$0.00	$(0.03)
Total earnings per common share - diluted	$(0.40)	$(0.13)	$(2.27)	$(0.01)

Weighted-average shares outstanding
Basic	165,101,912	163,574,703	164,614,035	165,491,135
Diluted	173,301,133	165,873,807	172,264,093	167,790,240

Dividends declared per share of common stock	$0.01	$0.125	$0.03	$0.375
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$(62,192)	$(16,737)	$(361,962)	$11,551
Other comprehensive income (loss) - net change by component:
Derivative financial instruments (cash flow hedges)	1,784	(872)	5,241	(8,157)
Foreign currency translation	(87)	64	(790)	2,624
Other comprehensive income (loss)	$1,697	$(808)	$4,451	$(5,533)
Comprehensive income (loss)	$(60,495)	$(17,545)	$(357,511)	$6,018
Less: Comprehensive income attributable to non-controlling interests	1,961	2,011	5,456	6,257
Comprehensive loss attributable to Ready Capital Corporation	$(62,456)	$(19,556)	$(362,967)	$(239)
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Three Months Ended September 30, 2026
	Preferred Series E		Common Stock		Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Ready Capital Corporation Equity	Non-controlling Interests	Total Stockholders' Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at June 30, 2026	4,600,000	$111,378	165,209,516	$17	$2,267,394	$(1,118,135)	$(21,448)	$1,239,206	$102,670	$1,341,876
Dividend declared:
Common stock ($0.01 per share)	—	—	—	—	—	(1,550)	—	(1,550)	—	(1,550)
OP units	—	—	—	—	—	—	—	—	(3)	(3)
$0.390625 per Series C preferred share	—	—	—	—	—	(131)	—	(131)	—	(131)
$0.406250 per Series E preferred share	—	—	—	—	—	(1,868)	—	(1,868)	—	(1,868)
Stock-based compensation	—	—	(39,397)	—	1,323	—	—	1,323	—	1,323
Share repurchases	—	—	(1,489)	—	(2)	—	—	(2)	—	(2)
Reallocation of non-controlling interest	—	—	—	—	(1)	—	—	(1)	1	—
Net income (loss)	—	—	—	—	—	(64,149)	—	(64,149)	1,957	(62,192)
Other comprehensive income	—	—	—	—	—	—	1,693	1,693	4	1,697
Balance at September 30, 2026	4,600,000	$111,378	165,168,630	$17	$2,268,714	$(1,185,833)	$(19,755)	$1,174,521	$104,629	$1,279,150

	Three Months Ended September 30, 2025
	Preferred Series E		Common Stock		Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Ready Capital Corporation Equity	Non-controlling Interests	Total Stockholders' Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at June 30, 2025	4,600,000	$111,378	164,326,387	$17	$2,267,540	$(528,524)	$(23,293)	$1,827,118	$98,544	$1,925,662
Dividend declared:
Common stock ($0.125 per share)	—	—	—	—	—	(20,441)	—	(20,441)	—	(20,441)
OP units	—	—	—	—	—	—	—	—	(75)	(75)
$0.390625 per Series C preferred share	—	—	—	—	—	(131)	—	(131)	—	(131)
$0.406250 per Series E preferred share	—	—	—	—	—	(1,868)	—	(1,868)	—	(1,868)
Stock-based compensation	—	—	23,704	—	182	—	—	182	—	182
Share repurchases	—	—	(2,515,254)	—	(10,586)	—	—	(10,586)	—	(10,586)
Reallocation of non-controlling interest	—	—	—	—	(58)	—	8	(50)	50	—
Net income (loss)	—	—	—	—	—	(18,745)	—	(18,745)	2,008	(16,737)
Other comprehensive income (loss)	—	—	—	—	—	—	(811)	(811)	3	(808)
Balance at September 30, 2025	4,600,000	$111,378	161,834,837	$17	$2,257,078	$(569,709)	$(24,096)	$1,774,668	$100,530	$1,875,198
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Nine Months Ended September 30, 2026
	Preferred Series E		Common Stock		Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Ready Capital Corporation Equity	Non-controlling Interests	Total Stockholders' Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2025	4,600,000	$111,378	163,010,012	$17	$2,264,355	$(807,522)	$(24,196)	$1,544,032	$99,235	$1,643,267
Dividend declared:
Common stock ($0.03 per share)	—	—	—	—	—	(4,905)	—	(4,905)	—	(4,905)
OP units	—	—	—	—	—	—	—	—	(9)	(9)
$1.17188 per Series C preferred share	—	—	—	—	—	(393)	—	(393)	—	(393)
$1.21875 per Series E preferred share	—	—	—	—	—	(5,604)	—	(5,604)	—	(5,604)
Stock-based compensation	—	—	2,475,722	—	4,846	—	—	4,846	—	4,846
Share repurchases	—	—	(317,104)	—	(541)	—	—	(541)	—	(541)
Reallocation of non-controlling interest	—	—	—	—	54	—	(1)	53	(53)	—
Net income (loss)	—	—	—	—	—	(367,409)	—	(367,409)	5,447	(361,962)
Other comprehensive income	—	—	—	—	—	—	4,442	4,442	9	4,451
Balance at September 30, 2026	4,600,000	$111,378	165,168,630	$17	$2,268,714	$(1,185,833)	$(19,755)	$1,174,521	$104,629	$1,279,150

	Nine Months Ended September 30, 2025
	Preferred Series E		Common Stock		Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Ready Capital Corporation Equity	Non-controlling Interests	Total Stockholders' Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2024	4,600,000	$111,378	162,792,372	$17	$2,250,291	$(505,089)	$(18,552)	$1,838,045	$97,697	$1,935,742
Dividend declared:
Common stock ($0.375 per share)	—	—	—	—	—	(63,892)	—	(63,892)	—	(63,892)
OP units	—	—	—	—	—	—	—	—	(261)	(261)
$1.17188 per Series C preferred share	—	—	—	—	—	(393)	—	(393)	—	(393)
$1.21875 per Series E preferred share	—	—	—	—	—	(5,604)	—	(5,604)	—	(5,604)
Distributions, net	—	—	—	—	—	—	—	—	(187)	(187)
Shares issued pursuant to merger transaction	—	—	12,766,819	—	64,600	—	—	64,600	—	64,600
Stock-based compensation	—	—	760,794	—	6,860	—	—	6,860	—	6,860
Conversion of OP units into common stock	—	—	282,614	—	1,197	—	—	1,197	(1,197)	—
Share repurchases	—	—	(14,767,762)	—	(67,685)	—	—	(67,685)	—	(67,685)
Reallocation of non-controlling interest	—	—	—	—	1,815	—	(36)	1,779	(1,779)	—
Net income	—	—	—	—	—	5,269	—	5,269	6,282	11,551
Other comprehensive loss	—	—	—	—	—	—	(5,508)	(5,508)	(25)	(5,533)
Balance at September 30, 2025	4,600,000	$111,378	161,834,837	$17	$2,257,078	$(569,709)	$(24,096)	$1,774,668	$100,530	$1,875,198
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash Flows From Operating Activities:
Net income (loss)	$(361,962)	$11,551
Net loss from discontinued operations, net of tax	—	(5,161)
Net income (loss) from continuing operations	(361,962)	16,712
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	40,461	33,208
Stock-based compensation	5,824	5,010
Provision for (recovery of) loan losses	105,120	(62,951)
Impairment on real estate owned, held for sale	5,164	8,476
Depreciation and amortization on real estate owned	4,731	1,100
Repair and denial reserve	2,334	1,627
Paid-in-kind accrued interest	(857)	(4,061)
Valuation recovery, loans held for sale	(8,767)	(38,761)
Net income in unconsolidated joint ventures, net of distributions	(1,464)	(1,509)
Realized (gains) losses, net	99,400	132,945
Unrealized (gains) losses, net	8,672	(626)
Loss on deconsolidation of securitization trust	2,840	—
Bargain purchase gain	—	(112,562)
Loans, held for sale, net	745,136	556,246
Changes in operating assets and liabilities:
Derivative instruments	8,580	(457)
Assets of consolidated VIEs (excluding loans, net), accrued interest and due from servicers	(22,997)	41,127
Receivable from third parties	(4,407)	(6,209)
Other assets	16,625	(111,574)
Accounts payable and other accrued liabilities	(4,236)	8,922
Net cash provided by operating activities from continuing operations	$640,197	$466,663
Net cash used for operating activities from discontinued operations	—	(23,784)
Net cash provided by operating activities	$640,197	$442,879
Cash Flows From Investing Activities:
Origination of loans	(230,945)	(420,697)
Proceeds from disposition and principal payment of loans	1,543,768	1,593,480
Funding of investments held to maturity	—	(2,385)
Proceeds from sale and principal payment of mortgage-backed securities	3,747	—
Funding of real estate, held for sale	(1,194)	(964)
Proceeds from sale of real estate, held for sale	102,172	57,743
Investment in unconsolidated joint ventures	(10,252)	(20,280)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	18,054	9,800
Payment of liabilities under participation agreements	—	(1,335)
Net cash provided by disposal of discontinued operations	—	3,521
Net cash provided by asset acquisitions	—	4,249
Net cash provided by business acquisitions	—	16,020
Net cash provided by investing activities from continuing operations	$1,425,350	$1,239,152
Net cash provided by investing activities from discontinued operations	—	43,316
Net cash provided by investing activities	$1,425,350	$1,282,468
Cash Flows From Financing Activities:
Proceeds from secured borrowings	1,749,988	2,710,938
Repayment of secured borrowings	(2,846,492)	(1,870,521)
Repayment of the Paycheck Protection Program Liquidity Facility borrowings	(8,592)	(10,451)
Proceeds from issuance of securitized debt obligations of consolidated VIEs	145,211	—
Repayment of securitized debt obligations of consolidated VIEs	(718,053)	(2,295,827)
Proceeds from sale of retained beneficial interests	24,065	—
Repayment of corporate debt	(208,994)	(232,140)
Proceeds from senior secured note	223,875	290,250
Repayment of senior secured note	(350,000)	—
Repayment of guaranteed loan financing	(88,711)	(147,002)
Payment of deferred financing costs	(14,708)	(25,940)
Common stock repurchased	—	(65,721)
Settlement of share-based awards in satisfaction of withholding tax requirements	(541)	(1,964)
Dividend payments	(10,857)	(90,716)
Net cash used for financing activities from continuing operations	$(2,103,809)	$(1,739,094)
Net cash used for financing activities from discontinued operations	—	(4,324)
Net cash used for financing activities	$(2,103,809)	$(1,743,418)
Net decrease in cash, cash equivalents, and restricted cash including cash classified within assets held for sale	(38,262)	(18,071)
Less: Net decrease in cash and cash equivalents within assets held for sale	—	(29,792)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(38,262)	11,721
Cash, cash equivalents, and restricted cash beginning balance	249,534	182,774
Cash, cash equivalents, and restricted cash ending balance	$211,272	$194,495
See Notes To Unaudited Consolidated Financial Statements

READY CAPITAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2026	2025
Supplemental disclosures:
Cash paid for interest	$219,481	$385,608
Cash received for income taxes	$(285)	$(228)
Non-cash investing activities
Loans transferred from loans, held for sale to loans, net	$198,555	$130,126
Loans transferred from loans, net to loans, held for sale	$349,952	$722,797
Loans transferred to real estate owned, held for sale	$58,593	$519,824
Deconsolidation of assets in securitization trusts	$26,300	$—
Consolidation of assets in securitization trusts	$475,919	$—
Contingent consideration in connection with acquisitions	$—	$15,242
Non-cash financing activities
Deconsolidation of borrowings in securitization trusts	$22,973	$—
Consolidation of borrowings in securitization trusts	$475,919	$—
Shares and OP units issued in connection with merger transactions	$—	$64,600
Conversion of OP units to common stock	$—	$1,197
Cash, cash equivalents, and restricted cash reconciliation
Cash and cash equivalents	$157,130	$147,505
Restricted cash	50,775	44,491
Cash, cash equivalents, and restricted cash in assets of consolidated VIEs	3,367	2,499
Cash, cash equivalents, and restricted cash ending balance	$211,272	$194,495
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
The Company is externally managed and advised by Waterfall Asset Management, LLC (“Waterfall” or the “Manager”),
an investment advisor registered with the United States Securities and Exchange Commission (“SEC”) under the
Investment Advisers Act of 1940, as amended.
Sutherland Partners, L.P. (the “operating partnership”) holds substantially all of the Company’s assets and conducts substantially all of the Company’s business. As of both September 30, 2026 and December 31, 2025, the Company owned approximately 99.8% of the operating partnership. The Company, as sole general partner of the operating partnership, has responsibility and discretion in the management and control of the operating partnership, and the limited partners of the operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the operating partnership. Therefore, the Company consolidates the operating partnership.
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
Note 2. Basis of Presentation
The unaudited interim consolidated financial statements herein, referred to as the “consolidated financial statements”, as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.
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
Derivative instruments
Subject to maintaining qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, comprised of interest rate swaps and FX forwards as part of its risk management strategy. The
Company accounts for derivative instruments under ASC 815, Derivatives and Hedging (“ASC 815”). All derivatives are reported as either assets or liabilities in the consolidated balance sheets at the estimated fair value with the changes in the fair value recorded in earnings unless hedge accounting is elected. As of September 30, 2026 and December 31,
2025, the Company had offset $12.2 million and $13.0 million of cash collateral payable against gross derivative asset positions, respectively.
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
There were no events or changes in circumstances during the three months ended September 30, 2026 that would indicate that it was more likely than not that the fair value of each of the reporting units did not exceed its respective carrying value as of September 30, 2026.
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
Lease rental income. Revenue from real estate owned operations primarily includes lease rental income which arises from base rent income, net of concessions, from tenant leases. Base rent is recognized on a straight-line basis over the term of the lease and recorded as other income in the consolidated statement of operations. Such income for the three and nine months ended September 30, 2026, was not material.
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
ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810) Determining the Accounting
Acquirer in the Acquisition of a Variable Interest Entity Issued May 2025
This ASU clarifies the guidance in determining the accounting acquirer in certain transactions involving VIEs. The ASU is effective in reporting periods beginning after December 15, 2026, including interim periods within the fiscal year, on a prospective basis. Early adoption is permitted. The Company is currently assessing the impact upon adoption of this standard on the consolidated financial statements.
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

	September 30, 2026		December 31, 2025
(in thousands)	Carrying Value	UPB	Carrying Value	UPB
Loans
Bridge	$1,552,538	$1,640,315	$2,024,033	$2,082,823
Fixed rate	78,943	79,998	93,002	93,828
Construction	241,733	348,022	388,042	509,085
Freddie Mac	10,975	10,801	3,945	3,756
SBA - 7(a)	1,183,765	1,223,735	908,714	958,755
Other	54,550	83,804	82,562	112,194
Total Loans, net	$3,122,504	$3,386,675	$3,500,298	$3,760,441
Loans in consolidated VIEs
Bridge	—	—	834,426	858,833
Fixed rate	456,381	459,865	558,119	560,230
SBA - 7(a)	263,623	282,321	134,761	145,185
Other	119,117	119,217	166,773	167,191
Total Loans, net, in consolidated VIEs	$839,121	$861,403	$1,694,079	$1,731,439
Loans, held for sale
Bridge	—	44,400	457,336	521,116
Fixed rate	—	—	55,390	58,000
Construction	20,400	27,000	—	—
Freddie Mac	—	—	16,555	16,425
SBA - 7(a)	50,995	47,415	52,598	49,203
Other	41,371	44,875	3,941	3,622
Total Loans, held for sale	$112,766	$163,690	$585,820	$648,366
Loans, held for sale in consolidated VIEs
Bridge	—	—	125,107	129,238
Total Loans, held for sale in consolidated VIEs	$—	$—	$125,107	$129,238
Total	$4,074,391	$4,411,768	$5,905,304	$6,269,484
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
willingness to meet its financial obligations.

The tables below summarize the classification, UPB, carrying value and gross write-offs of loans by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2026	2025	2024	2023	2022	Pre 2022	Total
September 30, 2026
Bridge	$1,640,315	$—	$13,893	$201,725	$45,749	$724,138	$567,033	$1,552,538
Fixed rate	539,863	—	—	—	—	25,567	509,757	535,324
Construction	348,022	—	21,513	41,494	—	63,737	114,989	241,733
Freddie Mac	10,801	—	—	2,568	7,011	1,396	—	10,975
SBA - 7(a)	1,506,056	69,515	282,957	351,483	186,070	226,807	330,556	1,447,388
Other	203,021	4,043	21,391	15,737	3,040	4,816	124,640	173,667
Total Loans, net	$4,248,078	$73,558	$339,754	$613,007	$241,870	$1,046,461	$1,646,975	$3,961,625
Gross write-offs		$—	$2,369	$9,983	$4,193	$46,891	$26,749	$90,185
	UPB	2025	2024	2023	2022	2021	Pre 2021	Total
December 31, 2025
Bridge	$2,941,656	$86,350	$295,040	$186,723	$1,126,875	$1,089,802	$73,669	$2,858,459
Fixed rate	654,058	—	—	—	35,383	175,988	439,750	651,121
Construction	509,085	32,342	70,551	19,300	108,931	18,341	138,577	388,042
Freddie Mac	3,756	—	2,568	—	1,377	—	—	3,945
SBA - 7(a)	1,103,940	150,888	162,885	115,567	244,353	160,780	209,002	1,043,475
Other	279,385	21,197	16,220	3,130	5,026	581	203,181	249,335
Total Loans, net	$5,491,880	$290,777	$547,264	$324,720	$1,521,945	$1,445,492	$1,064,179	$5,194,377
Gross write-offs		$262	$4,515	$5,993	$1,438	$5,900	$184,402	$202,510
The tables below present delinquency information on loans, net by year of origination.

		Carrying Value by Year of Origination
(in thousands)	UPB	2026	2025	2024	2023	2022	Pre 2022	Total
September 30, 2026
Current	$3,487,892	$73,254	$337,194	$520,701	$214,797	$782,953	$1,360,688	$3,289,587
30 - 59 days past due	55,658	—	49	173	95	36,793	17,125	54,235
60+ days past due	704,528	304	2,511	92,133	26,978	226,715	269,162	617,803
Total Loans, net	$4,248,078	$73,558	$339,754	$613,007	$241,870	$1,046,461	$1,646,975	$3,961,625
	UPB	2025	2024	2023	2022	2021	Pre 2021	Total
December 31, 2025
Current	$4,478,531	$286,900	$386,892	$293,829	$1,152,549	$1,171,991	$983,329	$4,275,490
30 - 59 days past due	392,885	1,788	126,870	9,336	147,167	92,247	11,691	389,099
60+ days past due	620,464	2,089	33,502	21,555	222,229	181,254	69,159	529,788
Total Loans, net	$5,491,880	$290,777	$547,264	$324,720	$1,521,945	$1,445,492	$1,064,179	$5,194,377
The table below presents delinquency information on loans, net by portfolio.

(in thousands)	Current	30 - 59 days past due	60+ days past due	Total	Non-Accrual Loans	90+ days past due and Accruing
September 30, 2026
Bridge	$1,020,364	$36,743	$495,431	$1,552,538	$836,118	$7,596
Fixed rate	498,296	10,917	26,111	535,324	22,765	—
Construction	196,347	1,540	43,846	241,733	68,692	—
Freddie Mac	—	—	10,975	10,975	10,975	—
SBA - 7(a)	1,409,701	428	37,259	1,447,388	93,556	1,143
Other	164,879	4,607	4,181	173,667	3,017	—
Total Loans, net	$3,289,587	$54,235	$617,803	$3,961,625	$1,035,123	$8,739
Percentage of loans outstanding	83.0%	1.4%	15.6%	100%	26.1%	0.2%
December 31, 2025
Bridge	$2,099,318	$358,838	$400,303	$2,858,459	$1,151,022	$—
Fixed rate	621,708	3,279	26,134	651,121	20,738	—
Construction	343,450	1,496	43,096	388,042	62,395	—
Freddie Mac	—	—	3,945	3,945	3,945	—
SBA - 7(a)	971,069	20,669	51,737	1,043,475	84,795	90
Other	239,945	4,817	4,573	249,335	4,229	—
Total Loans, net	$4,275,490	$389,099	$529,788	$5,194,377	$1,327,124	$90
Percentage of loans outstanding	82.3%	7.5%	10.2%	100%	25.5%	—%

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
The collateral concentration of the loan portfolio considers economic factors or events may have a more pronounced impact on certain sectors or property types.
The table below presents quantitative information on the credit quality of loans, net.

	LTV(1)
(in thousands)	0.0 – 20.0%	20.1 – 40.0%	40.1 – 60.0%	60.1 – 80.0%	80.1 – 100.0%	Greater than 100.0%	Total
September 30, 2026
Bridge	$—	$17,736	$90,111	$339,318	$543,759	$561,614	$1,552,538
Fixed rate	—	22,036	248,555	239,679	20,104	4,950	535,324
Construction	1,132	—	53,162	58,709	68,627	60,103	241,733
Freddie Mac	—	—	7,011	3,964	—	—	10,975
SBA - 7(a)	14,280	72,493	192,410	454,618	261,029	452,558	1,447,388
Other	47,994	57,110	30,298	24,164	11,942	2,159	173,667
Total Loans, net	$63,406	$169,375	$621,547	$1,120,452	$905,461	$1,081,384	$3,961,625
Percentage of loans outstanding	1.6%	4.2%	15.7%	28.3%	22.9%	27.3%	100%
December 31, 2025
Bridge	$1,463	$29,207	$188,215	$1,235,997	$906,428	$497,149	$2,858,459
Fixed rate	19	23,042	294,209	308,158	17,368	8,325	651,121
Construction	11,162	14,708	84,525	147,776	49,540	80,331	388,042
Freddie Mac	—	—	—	3,945	—	—	3,945
SBA - 7(a)	13,516	58,812	148,369	305,993	158,710	358,075	1,043,475
Other	66,133	77,651	63,158	28,114	11,347	2,932	249,335
Total Loans, net	$92,293	$203,420	$778,476	$2,029,983	$1,143,393	$946,812	$5,194,377
Percentage of loans outstanding	1.8%	3.9%	15.0%	39.1%	22.0%	18.2%	100%
(1)LTV is calculated by dividing the current UPB by the most recent collateral value received. The most recent value for performing loans is often the third-party as-is valuation utilized during the original underwriting process.
The table below presents the geographic concentration of loans, net, secured by real estate.

Geographic Concentration (% of UPB)	September 30, 2026	December 31, 2025
Texas	27.1%	25.8%
California	10.3	12.7
Arizona	10.1	9.2
Florida	5.4	8.9
Washington	6.1	3.1
Georgia	5.0	6.0
New York	4.4	3.7
South Carolina	2.6	1.7
Ohio	2.6	1.8
Oregon	2.3	1.3
Other	24.1	25.8
Total	100%	100%
The table below presents the collateral type concentration of loans, net.

Collateral Concentration (% of UPB)	September 30, 2026	December 31, 2025
Multi-family	43.5%	56.6%
SBA	35.5	20.1
Land	5.3	4.3
Retail	4.0	4.7
Industrial	3.4	4.0
Office	2.9	3.2
Mixed Use	2.4	3.0
Other	3.0	4.1
Total	100%	100%

The table below presents the collateral type concentration of SBA loans within loans, net.

Collateral Concentration (% of UPB)	September 30, 2026	December 31, 2025
Lodging	20.0%	19.3%
Gasoline Service Stations	16.5	13.8
Eating Places	6.9	6.8
Child Day Care Services	4.6	3.9
General Freight Trucking, Local	2.6	3.8
Grocery Stores	2.7	2.2
Car Washes	2.3	1.7
Offices of Physicians	2.1	2.6
Coin-Operated Laundries and Drycleaners	2.1	2.1
Pet Care Services	1.1	—
Other	39.1	43.8
Total	100%	100%
Allowance for credit losses
The allowance for credit losses consists of the allowance for losses on loans and lending commitments accounted for at amortized cost. Such loans and lending commitments are reviewed quarterly considering credit quality indicators, including probable and historical losses, collateral values, LTV ratios, and economic conditions.
The table below presents the allowance for loan losses by loan product and impairment methodology.

(in thousands)	Bridge	Fixed rate	Construction	SBA - 7(a)	Other	Total
September 30, 2026
General	$19,609	$2,868	$373	$24,914	$2,231	$49,995
Specific	66,368	1,700	12,919	13,157	10,125	104,269
PCD	—	—	80,229	—	—	80,229
Ending balance	$85,977	$4,568	$93,521	$38,071	$12,356	$234,493
December 31, 2025
General	$7,921	$1,749	$587	$28,615	$1,427	$40,299
Specific	72,714	1,596	22,917	10,039	10,091	117,357
PCD	—	—	60,861	—	—	60,861
Ending balance	$80,635	$3,345	$84,365	$38,654	$11,518	$218,517

The table below presents a summary of the changes in the allowance for loan losses.

(in thousands)	Bridge	Fixed rate	Construction	SBA - 7(a)	Other	Total
Three Months Ended September 30, 2026
Beginning balance	$96,011	$3,791	$98,051	$41,119	$11,754	$250,726
Provision for (recoveries of) loan losses	14,322	777	(6,584)	3,040	602	12,157
Time value of money adjustment	—	—	3,992	—	—	3,992
Charge-offs and sales	(24,356)	—	(1,938)	(6,139)	—	(32,433)
Recoveries	—	—	—	51	—	51
Ending balance	$85,977	$4,568	$93,521	$38,071	$12,356	$234,493
Three Months Ended September 30, 2025
Beginning balance	$40,710	$5,115	$150,137	$33,335	$3,282	$232,579
Provision for (recoveries of) loan losses	300	(498)	31,536	6,942	315	38,595
Measurement period adjustment	—	—	43,107	—	—	43,107
Time value of money adjustment	—	—	6,319	—	—	6,319
Charge-offs and sales	(226)	(514)	(146,548)	(2,590)	(1,861)	(151,739)
Recoveries	—	—	—	189	—	189
Ending balance	$40,784	$4,103	$84,551	$37,876	$1,736	$169,050
Nine Months Ended September 30, 2026
Beginning balance	$80,635	$3,345	$84,365	$38,654	$11,518	$218,517
Provision for (recoveries of) loan losses	72,217	1,223	5,667	15,052	838	94,997
Time value of money adjustment	—	—	10,767	—	—	10,767
Charge-offs and sales	(66,875)	—	(7,278)	(16,032)	—	(90,185)
Recoveries		—	—	397	—	397
Ending balance	$85,977	$4,568	$93,521	$38,071	$12,356	$234,493
Nine Months Ended September 30, 2025
Beginning balance	$170,445	$5,114	$140,139	$22,087	$2,154	$339,939
Provisions for (recoveries of) loan losses	(129,435)	1,305	41,192	18,442	1,443	(67,053)
PCD(1)	—	—	52,535	—	—	52,535
Time value of money adjustment	—	—	6,319	—	—	6,319
Charge-offs and sales	(226)	(2,316)	(155,634)	(3,212)	(1,861)	(163,249)
Recoveries	—	—	—	559	—	559
Ending balance	$40,784	$4,103	$84,551	$37,876	$1,736	$169,050
(1)Includes the impact of a measurement period adjustment related to the UDF IV Merger. Refer to Note 5 for further details on assets acquired and liabilities assumed in connection with the UDF IV Merger.
The table above excludes $3.2 million and $1.8 million of allowance for loan losses on unfunded lending commitments as of September 30, 2026 and September 30, 2025, respectively. Refer to Note 3 – Summary of Significant Accounting
Policies for more information on accounting policies, methodologies and judgment applied to determine the allowance for loan losses and lending commitments.
Non-accrual loans
A loan is placed on nonaccrual status when it is probable that principal and interest will not be collected under the original contractual terms. At that time, interest income is no longer accrued.
The table below presents information on non-accrual loans.

(in thousands)	September 30, 2026	December 31, 2025
Non-accrual loans
With an allowance	$977,297	$1,290,859
Without an allowance	57,826	36,265
Total carrying value of non-accrual loans	$1,035,123	$1,327,124
Allowance for loan losses related to non-accrual loans	$(117,010)	$(133,750)
UPB of non-accrual loans	$1,164,955	$1,466,969

	September 30, 2026	September 30, 2025
Interest income on non-accrual loans for the three months ended	$14,341	$2,510
Interest income on non-accrual loans for the nine months ended	$31,041	$13,009

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
Three months ended September 30, 2026. During the three months ended September 30, 2026, the Company entered into
17 loan modifications with an aggregate carrying value of $229.9 million, or 5.8% of total loans, net. These modified loans include a combination of changes to the contractual terms which were in the form of interest rate reductions, term extensions and other-than-insignificant payment delays.
There were 5 loans with an aggregate carrying value of $154.4 million, or 3.9% of loans, net that were modified to include interest payment deferrals which ranged between 2 and 19 months with a weighted average of 2 months and include payments for periods before the modification date. There were 2 loans with an aggregate carrying value of $73.9 million, or 1.9% of loans, net that were modified to include both term extensions which ranged between 9 and 108 months with a weighted average of 9 months added to the original loan term and interest payment deferrals which ranged between 2 and 10 months with a weighted average of 10 months. There were 9 loans with an aggregate carrying value of
$1.6 million, or less than 0.1% of loans, net that were modified to include term extensions which ranged between 10 and
234 months with a weighted average of 70 months added to the original loan term. There was 1 loan with a carrying value of less than $0.1 million, or less than 0.1% of loans, net that was modified to include an interest rate reduction from Prime + 6.00% to a fixed rate of 8.00% from July 2026 to December 2031. Interest payment deferral payment modifications generally include the reduction of interest payments to equal excess net operating income with the difference between the original rate and the interest collected due at maturity.
During the three months ended September 30, 2026, no capital was invested by the borrowers.
Nine months ended September 30, 2026. During the nine months ended September 30, 2026, the Company entered into
82 loan modifications with an aggregate carrying value of $384.3 million, or 9.7% of total loans, net. These modified loans include a combination of changes to the contractual terms which were in the form of interest rate reductions, principal forgiveness, term extensions and other-than-insignificant payment delays.
There were 7 loans with an aggregate carrying value of $292.3 million, or 7.4% of loans, net that were modified to include both term extensions which ranged between 12 and 108 months with a weighted average of 15 months added to the original loan term and interest payment deferrals which ranged between 2 and 21 months with a weighted average of
10 months. There was 1 loan with a carrying value of $60.4 million, or 1.5% of loans, net that was modified to include a
25 month term extension added to the original loan term, a 4 month interest payment deferral, and an interest rate reduction from SOFR + 5.85% to SOFR + 4.00% from May 2026 to November 2027. There was 1 loan with a carrying value of $17.7 million, or 0.4% of loans, net that was modified to include a 39 month term extension added to the original loan term, a 24 month interest payment deferral, an interest rate reduction from SOFR + 3.65% to SOFR +
3.50% from June 2026 to June 2028, and principal forgiveness of $1.2 million. There were 61 loans with an aggregate carrying value of $11.8 million, or 0.3% of loans, net that were modified to include interest payment deferrals which ranged between 3 and 30 months with a weighted average of 8 months and include payments for periods before the modification date. There were 10 loans with an aggregate carrying value of $2.1 million, or 0.1% of loans, net that were modified to include term extensions which ranged between 10 and 234 months with a weighted average of 68 months added to the original loan term. There was 1 loan with a carrying value of less than $0.1 million, or less than 0.1% of loans, net that was modified to include both a 26 month interest payment deferral and an interest rate reduction from
Prime + 2.75% to a fixed rate of 9.00% from February 2026 to May 2033. There was 1 loan with a carrying value of less than $0.1 million, or less than 0.1% of loans, net that was modified to include an interest rate reduction from Prime +
6.00% to a fixed rate of 8.00% from July 2026 to December 2031. Interest payment deferral payment modifications generally include the reduction of interest payments to equal excess net operating income with the difference between the original rate and the interest collected due at maturity.
During the nine months ended September 30, 2026, $2.6 million of total capital was invested by the borrowers in the form of payment towards principal and contribution to a reserve account.

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
In most cases, default interest is waived. There were 2 loans with an aggregate carrying value of $99.8 million, or 1.6%
of loans, net that were modified to include both term extensions which ranged between 4 and 24 months with a weighted average of 10 months added to the original loan term and interest rate reductions from SOFR + 5.50% to SOFR + 4.00%
from May 2025 to October 2027. There were 3 loans with an aggregate carrying value of $81.8 million, or 1.3% of loans, net that were assumed by new borrowers and modified to include both term extensions and interest payment deferrals. The term extensions ranged between 19 and 32 months with a weighted average of 25 months added to the original loan term. Interest payment deferrals ranged between 10 and 24 months with a weighted average of 16 months.
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
Allowance for loan losses. The Company’s allowance for loan losses reflects estimates of expected life-time loan losses, which considers historical loan losses including losses from modified loans to borrowers experiencing financial difficulty. The Company continues to estimate the allowance for loan losses after modification using loan-specific inputs. Substantially all of the modified loans during the three and nine months ended September 30, 2026 were performing in accordance with the modified contractual terms, however, $229.9 million and $242.1 million, respectively were on nonaccrual status regarding the ultimate collectability of the contractually due principal and interest. Majority of the modified loans during the three and nine months ended September 30, 2025 were on accrual status and performing in accordance with the modified contractual terms.
Loans with modifications disclosed in the previous twelve months are performing in accordance with their modified terms as of September 30, 2026, except for 35 loans with a carrying value of $4.3 million which did not make payments in accordance with their modified terms during the three months ended September 30, 2026.
On loans for which the Company determines foreclosure of the collateral is probable, expected losses are measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. As of September 30, 2026 and December 31, 2025, the Company’s total carrying amount of loans in the foreclosure process was $11.2 million and $17.9 million, respectively.
Lending commitments. For the three and nine months ended September 30, 2026, lending commitments to borrowers experiencing financial difficulty for which the Company has modified the loan terms were $1.7 million and $2.1 million, respectively. For the three and nine months ended September 30, 2025, lending commitments to borrowers experiencing financial difficulty for which the Company has modified the loan terms were $10.9 million and $37.9 million, respectively.
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
The Company did not acquire any PCD loans during the three months ended September 30, 2026 or September 30, 2025.
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

As of September 30, 2026, the CVRs associated with the closing of the UDF IV Merger were valued at approximately
$22.5 million or $1.76 per CVR.
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
The table below presents financial instruments carried at fair value on a recurring basis.

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2026
Assets:
Money market funds (1)	$32,553	$—	$—	$32,553
Loans, net	—	—	382	382
Loans, held for sale	—	67,123	—	67,123
PPP loans (2)	—	111	—	111
MBS	—	32,143	—	32,143
Derivative instruments	—	3,232	—	3,232
Investment in unconsolidated joint ventures	—	—	5,068	5,068
Preferred equity investment (3)	—	—	62,451	62,451
Receivable from third party (2)	—	—	11,132	11,132
Total assets	$32,553	$102,609	$79,033	$214,195

Liabilities:
Derivative instruments	—	340	—	340
Contingent consideration	—	—	23,008	23,008
Total liabilities	$—	$340	$23,008	$23,348
December 31, 2025
Assets:
Money market funds (1)	$136,496	$—	$—	$136,496
Loans, net	—	—	737	737
Loans, held for sale	—	73,094	—	73,094
PPP loans (2)	—	208	—	208
MBS	—	34,501	—	34,501
Derivative instruments	—	6,740	—	6,740
Investment in unconsolidated joint ventures	—	—	5,737	5,737
Preferred equity investment (3)	—	—	79,887	79,887
Receivable from third party (2)	—	—	12,360	12,360
Total assets	$136,496	$114,543	$98,721	$349,760

Liabilities:
Derivative instruments	—	1,432	—	1,432
Contingent consideration	—	—	18,698	18,698
Total liabilities	$—	$1,432	$18,698	$20,130
(1) Money market funds are included in cash and cash equivalents on the consolidated balance sheets
(2) Asset is included in other assets on the consolidated balance sheets
(3) Preferred equity investment held through consolidated joint ventures is included in assets of consolidated VIEs on the consolidated balance sheets
The table below presents the valuation techniques and significant unobservable inputs used to value Level 3 financial instruments, using third party information without adjustment.

(in thousands)	Fair Value	Predominant Valuation Technique (1)	Type	Range	Weighted Average
September 30, 2026
Assets:
Investment in unconsolidated joint ventures	$5,068	Income Approach	Discount rate	9.0%	9.0%
Preferred equity investment	62,451	Income Approach	Discount rate	12.0%	12.0%
Receivable from third party	11,132	Income Approach	Debt Yield | Capitalization Rate	7.3% | 6.0%	7.3% | 6.0%
Total assets	$78,651
Liabilities:
Contingent consideration- Madison One (2)	$496	Monte Carlo Simulation Model	Net income volatility | Risk- adjusted discount rate	64.0% | 47.3%	64.0% | 47.3%
Contingent consideration - UDF	22,512	Distributable Cash Flow Approach	Discount factor	18.0%	18.0%
Total liabilities	$23,008
December 31, 2025
Assets:
Investment in unconsolidated joint ventures	$5,737	Income Approach	Discount rate	9.0%	9.0%
Preferred equity investment	79,887	Income Approach	Discount rate	12.0%	12.0%
Receivable from third party	12,360	Income Approach	Debt Yield | Capitalization Rate	7.3% | 6.0%	7.3% | 6.0%
Total assets	$97,984
Liabilities:
Contingent consideration- Madison One (2)	$526	Monte Carlo Simulation Model	Net income volatility | Risk- adjusted discount rate	64.0% | 50.8%	64.0% | 50.8%
Contingent consideration - UDF	18,172	Distributable Cash Flow Approach	Discount factor	18%	18%
Total liabilities	$18,698
(1) Prices are weighted based on the UPB of the loans and securities included in the range for each class.
(2) Contingent Consideration- Madison One refers to the contingent consideration in connection with the acquisition of Madison One Capital, M1 CUSO and Madison One
Lender Services (“Madison One”) on June 5, 2024.
Included within Level 3 assets of $79.0 million as of September 30, 2026 and $98.7 million as of December 31, 2025, is
$0.4 million and $0.7 million, respectively, of transaction prices in which quantitative unobservable inputs are not developed by the Company when measuring fair value.

The table below presents a summary of changes in fair value for Level 3 assets and liabilities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Assets:
Loans, net
Beginning balance	$388	$1,263	$737	$3,533
Purchases or Originations	—	—	122	—
Sales / Principal payments	(1)	(81)	(477)	(1,070)
Unrealized gains (losses), net	(5)	(94)	—	(1,375)
Ending balance	$382	$1,088	$382	$1,088
Loans, held for sale
Beginning balance	—	—	—	2,750
Unrealized gains (losses), net	—	—	—	10
Transfer to (from) Level 3	—	—	—	(2,760)
Ending balance	$—	$—	$—	$—
Investment in unconsolidated joint ventures
Beginning balance	5,294	6,163	5,737	6,577
Unrealized gains (losses), net	(226)	(211)	(669)	(625)
Ending balance	$5,068	$5,952	$5,068	$5,952
Preferred equity investment (1)
Beginning balance	62,586	88,583	79,887	92,810
Unrealized gains (losses), net	(135)	1,949	(17,436)	(2,278)
Ending balance	$62,451	$90,532	$62,451	$90,532
Receivable from third party
Beginning balance	12,360	—	12,360	—
Unrealized gains (losses), net	$(1,228)	$—	$(1,228)	$—
Ending balance	$11,132	$—	$11,132	$—
Total assets
Beginning balance	80,628	96,009	98,721	105,670
Purchases or Originations	—	—	122	—
Sales / Principal payments	(1)	(81)	(477)	(1,070)
Unrealized gains (losses), net	(1,594)	1,644	(19,333)	(4,268)
Transfer to (from) Level 3	—	—	—	(2,760)
Ending balance	$79,033	$97,572	$79,033	$97,572
Liabilities:
Contingent consideration
Beginning balance	22,265	17,189	18,698	573
Unrealized (gains) losses, net	743	1,196	4,310	2,403
Mergers and acquisitions (2)	—	—	—	15,409
Ending balance	$23,008	$18,385	$23,008	$18,385
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
Financial instruments not carried at fair value
The table below presents the carrying value and estimated fair value of financial instruments that are not carried at fair value and are classified as Level 3.

	September 30, 2026		December 31, 2025
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Loans, net	$3,961,243	$3,785,203	$5,193,640	$5,022,286
Loans, held for sale	45,643	45,643	637,833	637,833
Servicing rights	115,015	130,591	126,279	143,179
Total assets	$4,121,901	$3,961,437	$5,957,752	$5,803,298
Liabilities:
Secured borrowings	1,691,519	1,691,519	2,788,926	2,788,926
Securitized debt obligations of consolidated VIEs, net	607,600	579,608	1,174,785	1,150,551
Senior secured notes, net	598,739	600,218	722,729	711,705
Guaranteed loan financing	911,288	968,824	524,091	550,556
Corporate debt, net	446,097	435,651	652,487	617,477
Total liabilities	$4,255,243	$4,275,820	$5,863,018	$5,819,215
As of both September 30, 2026 and December 31, 2025, other assets and accounts payable and accrued liabilities are not carried at fair value but generally approximate fair value. Further details are presented in Note 18 – Other Assets and
Other Liabilities.
Note 8. Servicing Rights
The Company performs servicing activities for third parties, which primarily include collecting principal, interest and other payments from borrowers, remitting the corresponding payments to investors and monitoring delinquencies. The
Company’s servicing fees are specified by pooling and servicing agreements.
The table below presents information about servicing rights at amortized cost.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
SBA
Beginning net carrying amount	$38,817	$39,193	$41,056	$39,227
Additions	1,517	2,534	4,700	9,626
Amortization	(1,756)	(1,623)	(5,227)	(5,203)
Recovery (impairment)	922	339	(1,029)	(3,207)
Ending net carrying amount	$39,500	$40,443	$39,500	$40,443
Multi-family
Beginning net carrying amount	59,027	64,627	61,331	67,996
Additions	1,026	681	4,644	3,367
Amortization	(2,859)	(3,046)	(8,781)	(9,101)
Ending net carrying amount	$57,194	$62,262	$57,194	$62,262
USDA
Beginning net carrying amount	16,993	16,404	20,620	16,465
Additions	20	3,506	1,281	6,615
Amortization	(722)	(732)	(2,331)	(2,064)
Recovery (impairment)	(424)	1,371	(3,703)	(467)
Ending net carrying amount	$15,867	$20,549	$15,867	$20,549
Small business loans
Beginning net carrying amount	2,626	4,059	3,272	4,752
Additions	693	476	1,609	1,600
Amortization	(609)	(728)	(1,892)	(2,279)
Impairment	(256)	(95)	(535)	(361)
Ending net carrying amount	$2,454	$3,712	$2,454	$3,712
Total servicing rights	$115,015	$126,966	$115,015	$126,966
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
The table below presents additional information about servicing rights at amortized cost.

	As of September 30, 2026		As of December 31, 2025
(in thousands)	UPB	Carrying Value	UPB	Carrying Value
SBA	$1,862,123	$39,500	$1,916,211	$41,056
Multi-family	5,983,743	57,194	6,318,735	61,331
USDA	587,143	15,867	699,779	20,620
Small business loans	390,558	2,454	419,016	3,272
Total	$8,823,567	$115,015	$9,353,741	$126,279
The table below presents significant assumptions used in the estimated valuation of servicing rights at amortized cost.

	September 30, 2026				December 31, 2025
	Range of input values			Weighted Average	Range of input values			Weighted Average
SBA
Forward prepayment rate	3.0%	-	21.7%	8.9%	6.0%	-	21.6%	9.8%
Forward default rate	0.0%	-	2.7%	1.1%	0.0%	-	3.8%	1.3%
Discount rate	9.1%	-	20.8%	12.2%	7.4%	-	19.0%	11.9%
Servicing expense	0.4%	-	0.4%	0.4%	0.4%	-	0.4%	0.4%

Multi-family
Forward prepayment rate	0.0%	-	7.6%	2.4%	0.0%	-	7.6%	7.3%
Forward default rate	0.0%	-	0.2%	0.1%	0.0%	-	0.2%	0.1%
Discount rate	5.2%	-	5.2%	5.2%	5.2%	-	5.2%	5.2%
Servicing expense	0.0%	-	0.7%	0.1%	0.0%	-	0.8%	0.1%

USDA
Forward prepayment rate	6.8%	-	19.9%	13.9%	5.5%	-	16.9%	12.1%
Discount rate	3.3%	-	4.4%	4.3%	4.9%	-	6.0%	5.8%
Servicing expense	0.1%	-	0.3%	0.2%	0.1%	-	0.3%	0.2%

Small business loans
Discount rate	6.0%	-	6.0%	6.0%	6.0%	-	6.0%	6.0%
Servicing expense	0.5%	-	0.5%	0.5%	0.5%	-	0.5%	0.5%
Assumptions can change between and at each reporting period as market conditions and projected interest rates change.

The table below presents the possible impact of 10% and 20% adverse changes to key assumptions on servicing rights.

(in thousands)	September 30, 2026	December 31, 2025
SBA
Forward prepayment rate
Impact of 10% adverse change	$(1,155)	$(1,228)
Impact of 20% adverse change	$(2,239)	$(2,390)
Forward default rate
Impact of 10% adverse change	$(155)	$(199)
Impact of 20% adverse change	$(308)	$(396)
Discount rate
Impact of 10% adverse change	$(1,167)	$(1,356)
Impact of 20% adverse change	$(2,260)	$(2,621)
Servicing expense
Impact of 10% adverse change	$(2,458)	$(2,697)
Impact of 20% adverse change	$(4,916)	$(5,394)
Multi-family
Forward prepayment rate
Impact of 10% adverse change	$(414)	$(470)
Impact of 20% adverse change	$(815)	$(923)
Forward default rate
Impact of 10% adverse change	$(24)	$(28)
Impact of 20% adverse change	$(49)	$(56)
Discount rate
Impact of 10% adverse change	$(1,739)	$(1,852)
Impact of 20% adverse change	$(3,407)	$(3,625)
Servicing expense
Impact of 10% adverse change	$(2,214)	$(2,422)
Impact of 20% adverse change	$(4,429)	$(4,845)
USDA
Forward prepayment rate
Impact of 10% adverse change	$(938)	$(1,066)
Impact of 20% adverse change	$(1,784)	$(2,040)
Discount rate
Impact of 10% adverse change	$(300)	$(526)
Impact of 20% adverse change	$(590)	$(1,027)
Servicing expense
Impact of 10% adverse change	$(634)	$(797)
Impact of 20% adverse change	$(1,268)	$(1,593)
Small business loans
Discount rate
Impact of 10% adverse change	$(5)	$(15)
Impact of 20% adverse change	$(11)	$(29)
Servicing expense
Impact of 10% adverse change	$(279)	$(280)
Impact of 20% adverse change	$(558)	$(560)
The table below presents estimated future amortization expense for servicing rights.

(in thousands)	September 30, 2026
2026	$5,765
2027	20,721
2028	17,257
2029	14,970
2030	13,122
Thereafter	43,180
Total	$115,015
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Interest income	$—	$—	$—	$4,693
Interest expense	—	—	—	(4,515)
Net interest income	$—	$—	$—	$178
Non-interest income
Residential mortgage banking activities	—	(556)	—	20,399
Net realized gain (loss) on financial instruments	—	—	—	9,832
Net unrealized gain (loss) on financial instruments	—	—	—	(8,952)
Servicing income, net of amortization and impairment	—	—	—	1,776
Other income	—	—	—	8
Total non-interest income	$—	$(556)	$—	$23,063
Non-interest expense
Employee compensation and benefits	—	(38)	—	(6,391)
Variable expenses on residential mortgage banking activities	—	—	—	(13,599)
Professional fees	—	(3)	—	(827)
Loan servicing expense	—	—	—	(3,702)
Other operating expenses	—	(13)	—	(3,483)
Total non-interest expense	$—	$(54)	$—	$(28,002)
Loss from discontinued operations before income tax benefit (provision)	—	(610)	—	(4,761)
Income (loss) from disposal of discontinued operations before income tax benefit (provision)	—	890	—	(2,120)
Net income (loss) from discontinued operations before income tax benefit (provision)	$—	$280	$—	$(6,881)
Income tax benefit (provision)	—	(70)	—	1,720
Net income (loss) from discontinued operations	$—	$210	$—	$(5,161)
Note 10. Secured Borrowings

The table below presents certain characteristics of secured borrowings.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	September 30, 2026	December 31, 2025
2	SBA loans	November 2026 to June 2027	SOFR + 2.50% Prime - 0.82%	$275,000	$225,257	$222,825	$307,522
1	LMM loans - USD	Matured	SOFR + 1.75%	—	—	—	16,425
1	LMM loans - Non-USD (4)	Matured	EURIBOR + 3.00%	—	—	—	29,965
2	USDA loans	June 2027 - August 2028	SOFR + 2.75%	198,500	41,009	24,514	31,204
1	Real estate owned	November 2056	7.81%	140,569	385,532	139,397	—
Total borrowings under credit facilities and other financing agreements				$614,069	$651,798	$386,736	$385,116
5	LMM loans	February 2027 to August 2029	SOFR + 2.74%	3,150,000	1,848,634	1,205,741	2,277,028
3	MBS	October 2026 to February 2027	5.53%	99,042	175,070	99,042	126,782
Total borrowings under repurchase agreements				$3,249,042	$2,023,704	$1,304,783	$2,403,810
Total secured borrowings				$3,863,111	$2,675,502	$1,691,519	$2,788,926
(1)Represents the total number of facility lenders.
(2)Current maturity does not reflect extension options available beyond original commitment terms.
(3)Asset class pricing is determined using an index rate plus a weighted average spread.
(4)Non-USD denominated credit facilities and repurchase agreements have been converted into USD for purposes of this disclosure.
In the table above, the agreements governing secured borrowings require maintenance of certain financial and debt covenants. As of December 31, 2025, certain financing counterparties' covenant calculations were amended to exclude the PPPLF from certain covenant calculations. As of both September 30, 2026 and December 31, 2025 the Company was in compliance with all debt and financial covenants, as amended.
The table below presents the carrying value of collateral pledged with respect to secured borrowings outstanding.

	Pledged Assets Carrying Value
(in thousands)	September 30, 2026	December 31, 2025
Collateral pledged - borrowings under credit facilities and other financing agreements
Loans, held for sale	$16,266	$28,516
Loans, net	250,000	423,151
Real estate owned	385,532	—
Total	$651,798	$451,667
Collateral pledged - borrowings under repurchase agreements
Loans, net	1,730,375	2,284,251
MBS	32,143	34,501
Retained interest in assets of consolidated VIEs	142,927	188,113
Loans, held for sale	25,244	506,883
Real estate acquired in settlement of loans	93,015	546,835
Total	$2,023,704	$3,560,583
Total collateral pledged on secured borrowings	$2,675,502	$4,012,250
Note 11. Senior Secured Notes and Corporate Debt, net
Senior secured notes, net
ReadyCap Holdings II, LLC (“ReadyCap Holdings II”) 10.00% senior secured notes due 2031. On September 28,
2026, ReadyCap Holdings II, LLC, an indirect subsidiary of the Company, completed the offer and sale of
$225.0 million of its 10.00% Senior Secured Notes due 2031 (the “2031 Senior Secured Notes”). The 2031 Senior
Secured Notes are fully and unconditionally guaranteed by the Company, each direct parent entity of ReadyCap
Holdings II, and each other direct or indirect subsidiary of the Company that, from time to time, guarantees the 2031
Senior Secured Notes or otherwise pledges collateral to secure the 2031 Senior Secured Notes (collectively, the “2031
SSN Guarantors”).

ReadyCap Holdings II’s and the 2031 SSN Guarantors’ respective obligations under the 2031 Senior Secured Notes are secured by a perfected first-priority lien on certain capital stock and assets (collectively, the “2031 SSN Collateral”)
owned by certain subsidiaries of the Company.
The 2031 Senior Secured Notes are redeemable by ReadyCap Holdings II prior to September 30, 2030 through the payment of the outstanding principal balance of the 2031 Senior Secured Notes plus a “make-whole” premium. On or after September 30, 2030, the 2031 Senior Secured Notes are redeemable by ReadyCap Holdings II at a redemption price equal to 100% of the outstanding principal amount of the 2031 Senior Secured Notes, plus accrued and unpaid interest thereon. ReadyCap Holdings II is required to repurchase the 2031 Senior Secured Notes in the event of a change of control, at a redemption price equal to 100% of the principal balance of the 2031 Senior Secured Notes plus a “make-
whole premium” if such prepayment occurs on or prior to September 30, 2030, and at 102% of the principal balance of the 2031 Senior Secured Notes if such prepayment occurs after September 30, 2030, as set forth more fully in the note purchase agreement governing the 2031 Senior Secured Notes.
The 2031 Senior Secured Notes were issued pursuant to a note purchase agreement, which contains certain customary negative covenants and requirements relating to the collateral and the Company, ReadyCap Holdings II, and the 2031
SSN Guarantors, including maintenance of minimum liquidity, minimum tangible net worth, minimum collateral coverage, minimum unencumbered cash and assets, maximum debt to net worth ratio, minimum interest coverage ratio, and limitations on transactions with affiliates.
ReadyCap Holdings, LLC (“ReadyCap Holdings”) 4.50% senior secured notes due 2026. On October 20, 2021,
ReadyCap Holdings, an indirect subsidiary of the Company, completed the offer and sale of $350.0 million of its 4.50%
Senior Secured Notes due 2026 (the “2026 Senior Secured Notes”). The 2026 Senior Secured Notes are fully and unconditionally guaranteed by the Company, each direct parent entity of ReadyCap Holdings, and each other direct or indirect subsidiary of the Company, from time to time that is a direct parent entity of Sutherland Asset III, LLC or otherwise pledges collateral to secure the 2026 Senior Secured Notes (collectively, the “2026 SSN Guarantors”).
ReadyCap Holdings’ and the 2026 SSN Guarantors’ respective obligations under the 2026 Senior Secured Notes are secured by a perfected first-priority lien on certain capital stock and assets (collectively, the “2026 SSN Collateral”)
owned by certain subsidiaries of the Company.
The 2026 Senior Secured Notes are redeemable by ReadyCap Holdings following a non-call period, through the payment of the outstanding principal balance of the 2026 Senior Secured Notes plus a “make-whole” or other premium that decreases the closer the 2026 Senior Secured Notes are to maturity. ReadyCap Holdings is required to offer to repurchase the 2026 Senior Secured Notes at 101% of the principal balance of the 2026 Senior Secured Notes in the event of a change in control and a downgrade of the rating on the 2026 Senior Secured Notes in connection therewith, as
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
On September 28, 2026, ReadyCap Holdings redeemed all of its outstanding 2026 Senior Secured Notes.
ReadyCap Holdings 9.375% senior secured notes due 2028. On February 21, 2025, ReadyCap Holdings completed the offer and sale of $220.0 million of its 9.375% Senior Secured Notes due 2028 (the “2028 Senior Secured Notes” and,
with the 2031 Senior Secured Notes, collectively, the “Senior Secured Notes”) for net proceeds of $216.7 million before expenses. The 2028 Senior Secured Notes are fully and unconditionally guaranteed by the Company and each other direct or indirect subsidiary of the Company that, from time to time, pledges collateral to secure the 2028 Senior Secured
Notes (collectively, the “2028 SSN Guarantors”).
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
Ready Term Holdings, LLC (“Ready Term Holdings”) term loan due 2029. On April 12, 2024, Ready Term Holdings, an indirect subsidiary of the Company, entered into a credit agreement which provides for a delayed draw term loan to the Company in an aggregate principal amount not to exceed $115.25 million (the “Term Loan”). The Term Loan is fully and unconditionally guaranteed by the Company and each other direct or indirect subsidiary of the Company that, from time to time, pledges collateral to secure the Term Loan (collectively, the “Term Loan Guarantors”).
Ready Term Holdings’ and the Term Loan Guarantors’ respective obligations under the Term Loan are secured by a perfected first-priority lien on certain capital stock and assets (collectively, the “Term Loan Collateral”) owned by certain subsidiaries of the Company.
The Term Loan matures on April 12, 2029, and may be drawn at any time on or prior to January 12, 2025, subject to the satisfaction of customary conditions. The Company borrowed $75.0 million in connection with the initial closing of the
Term Loan. On August 19, 2024, the Company borrowed an additional $20.0 million. On January 10, 2025, the
Company borrowed an additional $20.25 million. The Term Loan bears interest on the outstanding principal amount thereof at a rate equal to (a) SOFR plus 6.50% per annum or (b) base rate plus 5.50% per annum; provided that if at any time the Term Loan is rated below investment grade, the interest rate shall increase to (x) SOFR plus 7.50% per annum or (y) base rate plus 6.50% per annum until the rating is no longer below investment grade. In connection with the entry into the credit agreement, the Company also agreed to pay certain upfront fees on the initial borrowing date. The
Company will also pay, with respect to any unused portion of the Term Loan, a commitment fee of 1.00% per annum.
The Term Loan was issued pursuant to a credit agreement, which contains certain customary representations and warranties and affirmative and negative covenants and requirements relating to the collateral and the Company, Ready
Term Holdings, and the Term Loan Guarantors, including maintenance of a minimum asset coverage ratio and a maximum debt to equity ratio.
As of September 30, 2026, the Company was in compliance with all covenants with respect to the Senior Secured Notes and the Term Loan.
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
As of September 30, 2026, the Company was in compliance with all covenants with respect to its Corporate debt.
The table below presents information about senior secured notes and corporate debt issued through public and private transactions.

(in thousands)	Coupon Rate	Maturity Date	September 30, 2026
Senior secured notes principal amount(1)	10.00%	9/30/2031	$225,000
Senior secured notes principal amount(2)	9.375%	3/1/2028	270,000
Term loan principal amount(3)	SOFR + 6.50%	4/12/2029	115,250
Unamortized discount			(2,589)
Unamortized deferred financing costs			(8,922)
Total senior secured notes, net			$598,739
Corporate debt principal amount(4)	5.50%	12/30/2028	85,000
Corporate debt principal amount(5)	7.375%	7/31/2027	100,000
Corporate debt principal amount(6)	5.00%	11/15/2026	100,000
Corporate debt principal amount(7)	9.00%	12/15/2029	129,371
Unamortized discount - corporate debt			(3,742)
Unamortized deferred financing costs - corporate debt			(782)
Junior subordinated notes principal amount(8)	SOFR + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(9)	SOFR + 3.10%	4/30/2035	21,250
Total corporate debt, net			$446,097
Total carrying amount of debt			$1,044,836
(1)Interest on the senior secured notes is payable semiannually on March 30 and September 30 of each year.
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
(8) Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(9) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.
The table below presents the contractual maturities for senior secured notes and corporate debt.

(in thousands)	September 30, 2026
2026	$100,000
2027	100,000
2028	355,000
2029	244,621
2030	—
Thereafter	261,250
Total contractual amounts	$1,060,871
Unamortized deferred financing costs, discounts, and premiums, net	(16,035)
Total carrying amount of debt	$1,044,836
Note 12. Guaranteed Loan Financing

Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment in the consolidated balance sheets and the portion sold is recorded as guaranteed loan financing in the liabilities section of the consolidated balance sheets. For these partial loan sales, the interest earned on the entire loan balance is recorded as interest income and the interest earned by the buyer in the partial loan sale is recorded within interest expense in the accompanying consolidated statements of operations. Guaranteed loan financings are secured by loans of $911.5 million and $524.3 million as of September 30, 2026 and December 31, 2025, respectively.
The table below presents guaranteed loan financing and the related interest rates and maturity dates.

(in thousands)	Weighted Average Interest Rate	Range of Interest Rates	Range of Maturities (Years)	Ending Balance
September 30, 2026	7.51%	1.45-13.25%	2026-2051	$911,288
December 31, 2025	7.97%	1.45-12.75%	2026-2048	$524,091
The table below presents the contractual maturities of guaranteed loan financing.

(in thousands)	September 30, 2026
2026	$26
2027	1,373
2028	2,714
2029	5,255
2030	8,588
Thereafter	893,332
Total	$911,288
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
Consolidated VIEs
The Company consolidates variable interests held in an acquired joint venture investment for which it is the primary beneficiary. The equity held by the remaining owners and their portions of net income (loss) are reflected in stockholders’ equity on the consolidated balance sheets as Non-controlling interests and in the consolidated statements of operations as Net income attributable to noncontrolling interests, respectively. Income and expenses on joint venture investments identified as consolidated VIEs for the three and nine months September 30, 2026 and September 30, 2025, were not material.

The table below presents assets and liabilities of consolidated VIEs.

(in thousands)	September 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$5	$3
Restricted cash	3,362	1,944
Loans, net	839,121	1,694,079
Loans, held for sale	—	125,107
Preferred equity investment (1)	62,451	79,887
Receivable from third parties (1)	26,180	8,346
Accrued interest (1)	58,484	54,030
Real estate owned	15,288	15,288
Total assets	$1,004,891	$1,978,684
Liabilities:
Securitized debt obligations of consolidated VIEs, net	607,600	1,174,785
Due to third parties (2)	2,501	2,517
Accounts payable and other accrued liabilities	13	—
Total liabilities	$610,114	$1,177,302
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
The consolidation of securitization transactions includes the senior securities issued to third parties which are shown as securitized debt obligations of consolidated VIEs in the consolidated balance sheets.

The table below presents additional information on the Company’s securitized debt obligations.

	September 30, 2026			December 31, 2025
(in thousands)	Current Principal Balance	Carrying Value	Weighted Average Interest Rate	Current Principal Balance	Carrying Value	Weighted Average Interest Rate
ReadyCap Lending Small Business Loan Trust 2019-2	$2,716	$2,716	6.3%	$6,446	$6,446	6.9%
ReadyCap Lending Small Business Loan Trust 2023-3	52,506	49,209	6.8	63,505	62,534	7.4
ReadyCap Lending Small Business Loan Trust 2026-4	136,943	136,943	6.1	—	—	—
Sutherland Commercial Mortgage Trust 2019-SBC8	60,393	59,566	2.9	73,286	72,280	2.9
Sutherland Commercial Mortgage Trust 2021-SBC10	48,592	48,168	2.2	45,769	45,157	1.7
ReadyCap Commercial Mortgage Trust 2018-4	40,103	39,672	4.8	42,907	42,112	4.8
ReadyCap Commercial Mortgage Trust 2019-5	39,702	37,545	5.2	42,233	39,341	5.1
ReadyCap Commercial Mortgage Trust 2019-6	104,928	103,183	3.8	133,104	130,847	3.6
ReadyCap Commercial Mortgage Trust 2022-7	133,514	130,598	4.1	165,203	161,139	4.1
Ready Capital Mortgage Financing 2021-FL7	—	—	—	270,204	270,204	6.3
Ready Capital Mortgage Financing 2023-FL11	—	—	—	136,698	136,698	7.6
Ready Capital Mortgage Financing 2023-FL12	—	—	—	208,060	208,027	7.9
Total	$619,397	$607,600	4.6%	$1,187,415	$1,174,785	5.7%
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
Unconsolidated VIEs
The Company does not consolidate variable interests held in an acquired joint venture investment accounted for as an equity method investment as it does not have the power to direct the activities that most significantly impact their economic performance and therefore, the Company only accounts for its specific interest in them.
The table below reflects variable interests in identified VIEs for which the Company is not the primary beneficiary.

	Carrying Amount		Maximum Exposure to Loss (1)
(in thousands)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
MBS (2)	$32,143	$31,161	$32,143	$31,161
Investment in unconsolidated joint ventures	155,086	161,424	155,086	161,424
Total assets in unconsolidated VIEs	$187,229	$192,585	$187,229	$192,585
(1)Maximum exposure to loss is limited to the greater of the fair value or carrying value of the assets as of the consolidated balance sheet date.
(2)Retained interest in other third party sponsored securitizations.
Note 14. Interest Income and Interest Expense
Interest income and expense are recorded in the consolidated statements of operations and classified based on the nature of the underlying asset or liability.
The table below presents the components of interest income and expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Interest income
Loans, net
Bridge	$32,436	$74,076	$85,164	$253,398
Fixed rate	6,499	9,260	20,990	29,444
Construction	5,873	12,349	29,153	35,353
SBA - 7(a)	29,382	27,595	70,071	82,271
PPP (1)	—	146	51	934
Other	3,829	6,376	13,457	18,748
Total loans, net (2)	$78,019	$129,802	$218,886	$420,148
Loans, held for sale
Bridge	—	(73)	5,405	3,457
Fixed rate	—	—	411	26
Construction	—	(1)	—	326
SBA - 7(a)	974	2,461	3,573	6,764
Other	291	622	860	1,112
Total loans, held for sale (2)	$1,265	$3,009	$10,249	$11,685
Loans, held at fair value
Other	16	31	41	107
Total loans, held at fair value	$16	$31	$41	$107
Preferred equity investment (2)	3,324	3,325	9,866	9,916
MBS	1,204	1,324	3,917	3,337
Total interest income	$83,828	$137,491	$242,959	$445,193
Interest expense
Secured borrowings	(33,302)	(64,005)	(123,742)	(159,416)
PPPLF borrowings (3)	—	(10)	(7)	(35)
Securitized debt obligations of consolidated VIEs	(9,413)	(23,450)	(30,763)	(126,284)
Guaranteed loan financing	(16,330)	(11,659)	(34,305)	(37,078)
Senior secured notes	(15,893)	(15,504)	(45,453)	(39,183)
Corporate debt	(8,889)	(12,343)	(29,244)	(41,278)
Total interest expense	$(83,827)	$(126,971)	$(263,514)	$(403,274)
Net interest income (loss) before provision for loan losses	$1	$10,520	$(20,555)	$41,919
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

		September 30, 2026			December 31, 2025
(in thousands)	Primary Underlying Risk	Notional Amount	Derivative Asset	Derivative Liability	Notional Amount	Derivative Asset	Derivative Liability
Interest Rate Swaps - not designated as hedges	Interest rate risk	$26,300	$3,014	$—	$26,300	$2,085	$—
Interest Rate Swaps - designated as hedges	Interest rate risk	113,693	11,828	—	391,693	17,322	(224)
FX forwards	Foreign exchange rate risk	4,355	550	(340)	20,731	340	(1,208)
Total		$144,348	$15,392	$(340)	$438,724	$19,747	$(1,432)
The table below presents gains and losses on derivatives.

(in thousands)	Net Realized Gain (Loss)	Net Unrealized Gain (Loss)
Three Months Ended September 30, 2026
Interest rate swaps	$695	$366
Total	$695	$366
Three Months Ended September 30, 2025
Interest rate swaps	$2,030	$(199)
FX forwards	(223)	428
Total	$1,807	$229
Nine Months Ended September 30, 2026
Interest rate swaps	$(8,881)	$9,856
Total	$(8,881)	$9,856
Nine Months Ended September 30, 2025
Interest rate swaps	$5,995	$(1,111)
FX forwards	(223)	428
Total	$5,772	$(683)
In the table above:
•Gains (losses) on interest rate swaps and FX forwards are recorded in net unrealized gain (loss) on financial instruments or net realized gain (loss) on financial instruments in the consolidated statements of operations.
•For qualifying hedges of interest rate risk on interest rate swaps, the effective portion relating to the unrealized gain (loss) on derivatives are recorded in AOCI.
The table below summarizes the gains and losses on derivatives which have qualified for hedge accounting.

(in thousands)	Derivatives - effective portion reclassified from AOCI to income	Derivatives - effective portion recorded in OCI	Total change in OCI for period
Interest rate swaps
Three Months Ended September 30, 2026	$(199)	$1,585	$1,784
Three Months Ended September 30, 2025	$(233)	$(1,105)	$(872)
Nine Months Ended September 30, 2026	$(623)	$4,618	$5,241
Nine Months Ended September 30, 2025	$(729)	$(8,886)	$(8,157)
In the table above:
•Forecasted transactions on interest rates consists of benchmark interest rate hedges of SOFR indexed floating-
rate liabilities.
•Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.
•Amounts recorded in OCI for the period represents after tax amounts.
Note 16. Real Estate Owned

The table below presents details on the real estate owned portfolio.

(in thousands)	September 30, 2026	December 31, 2025
REO, held for sale:
Mixed use	$7,420	$19,709
Multi-family	82,218	79,141
Lodging	25,030	8,730
Residential	130,085	168,659
Office	4,725	9,686
Retail	6,217	3,880
Land	51,806	70,152
Other	564	187
Total REO, held for sale	$308,065	$360,144
REO, held for use:
Land	21,469	21,469
Building and improvements, net	222,037	225,355
Furniture, fixtures and equipment, net	11,941	13,257
Total REO, held for use	$255,447	$260,081
Total real estate owned	$563,512	$620,225
In the table above:
•Depreciation expense related to REO, held for use was $1.6 million and $4.8 million for the three and nine months ended September 30, 2026. Depreciation expense related to REO, held for use was $1.1 million for both the three and nine months ended September 30, 2025. Accumulated depreciation related to REO, held for use was $7.6 million as of September 30, 2026. There was no such accumulated depreciation related to REO, held for use as of September 30, 2025.
•Other REO excludes $15.3 million as of both September 30, 2026 and December 31, 2025, of real estate owned, held for sale within consolidated VIEs.
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
in the Management Agreement) up to $500 million and 1.00% per annum of stockholders’ equity in excess of
$500 million.
The table below presents the management fee payable to the Manager.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Management fee - total	$3.7million	$5.2million	$11.6million	$15.8million
Management fee - amount unpaid	$6.1million	$5.2million	$6.1million	$5.2million
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
The current term of the Management Agreement will expire on October 31, 2027 and is automatically renewed for successive one-year terms on each anniversary thereafter; provided, however, that either the Company or the Manager may terminate the Management Agreement annually upon 180 days prior notice. Under certain limited circumstances described above, the Company and the operating partnership are required to make certain payments to the Manager upon termination.
Expense reimbursement. In addition to the management fees and incentive distribution described above, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company and for certain services provided by the Manager to the Company. Expenses incurred by the Manager and reimbursed by the
Company are typically included in salaries and benefits or general and administrative expense in the consolidated statements of operations.
The table below presents reimbursable expenses payable to the Manager.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reimbursable expenses payable to Manager - total	$4.3million	$4.0million	$13.1million	$12.9million
Reimbursable expenses payable to Manager - amount unpaid	$11.5million	$7.7million	$11.5million	$7.7million
Co-Investment with Manager
On July 15, 2022, the Company closed on a $125.0 million commitment to invest into a parallel vehicle, Waterfall Atlas
Anchor Feeder, LLC (the “Fund”), a fund managed by the Manager, in exchange for interests in the Fund. In exchange for the Company’s commitment, the Company is entitled to 15% of any carried interest distributions received by the general partner of the Fund such that over the life of the Fund, the Company receives an internal rate of return of 1.5%

over the internal rate of return of the Fund. The Fund focuses on commercial real estate equity through the acquisition of distressed and value-add real estate across property types with local operating partners. As of September 30, 2026, the
Company has contributed $95.8 million of cash into the Fund for a remaining commitment of $29.2 million.
Loan Referrals with Clients of the Manager
As of September 30, 2026 the Company sourced five loan opportunities that were referred to and funded by clients of the
Manager. These opportunities were for loans with a total UPB of approximately $266.5 million, of which $23.5 million was the refinance of one of the Company’s existing loans.
The Company received a fee of 0.6% of UPB in exchange for these referrals.
Participation in Senior Secured Notes Offering
On September 28, 2026, in connection with the offering of the 2031 Senior Secured Notes described in Note 11, investment vehicles managed by the Manager purchased $10.0 million in aggregate principal amount of the 2031 Senior
Secured Notes at a purchase price of 99.50% of the principal amount thereof (the “Waterfall Participation”), on the same terms and conditions as the unaffiliated purchasers in the offering. The 2031 Senior Secured Notes bear interest at
10.00% per annum, subject to adjustment based on changes in the ratings of the notes, payable semiannually on March
30 and September 30 of each year, and mature on September 30, 2031. Thomas E. Capasse, the Company’s Chairman of
the Board, Chief Executive Officer and Chief Investment Officer, and Jack J. Ross, a director of the Company, are principals of the Manager and, accordingly, may be deemed to have an indirect interest in the Waterfall Participation.
Because the Manager is a related party, the Waterfall Participation was reviewed and approved in advance in accordance with the Company’s Related Party Transaction Policies and Procedures by a special committee of the Board consisting solely of the Company’s independent directors, with Messrs. Capasse and Ross recused, and the final amount of the
Waterfall Participation was approved by the pricing committee of the Board, which consisted solely of directors who were disinterested with respect to the Waterfall Participation. As of September 30, 2026, $10.0 million in aggregate principal amount of the 2031 Senior Secured Notes was held by vehicles managed by the Manager.
Investment Rebalancing
The Company and certain other accounts managed by the Manager hold interests in an investment vehicle named
Powerscourt Investments 76, LP (“PI76”).
In August 2026, in connection with a financing transaction, certain PI76 investors, including accounts managed by the
Manager, contributed commercial real estate-related assets with an aggregate fair value of approximately $11.5 million to PI76 in exchange for additional interests in PI76. The Company did not contribute any assets. As a result, the
Company’s percentage ownership of PI76’s interests decreased, but the fair value of its interests increased. The net effect did not change the value of the Company’s investment in PI76 as of the effective date.
The transaction was reviewed and approved by the Company’s independent directors in accordance with the Company’s
Related Party Transaction Policies and Procedures.
Note 18. Other Assets and Other Liabilities

The table below presents the composition of other assets and other liabilities.

(in thousands)	September 30, 2026	December 31, 2025
Other assets:
Goodwill	$49,501	$49,501
Deferred loan exit fees	4,487	19,179
Accrued interest	26,972	42,143
Due from servicers	20,378	71,999
Intangible assets	35,843	38,172
Receivable from third party	48,375	43,968
Deferred financing costs	11,846	12,489
Deferred tax asset	201,573	201,573
Tax receivable	31,321	719
Right-of-use lease asset	2,856	3,368
PPP receivables	3,779	8,783
Other	29,352	16,344
Other assets	$466,283	$508,238
Accounts payable and other accrued liabilities:
Accrued salaries, wages and commissions	31,331	35,691
Accrued interest payable	28,341	40,306
Servicing principal and interest payable	16,700	19,388
Repair and denial reserve	14,662	12,328
Payable to related parties	3,974	9,720
PPP liabilities	—	8,592
Accrued professional fees	308	2,697
Lease payable	7,588	8,565
Liabilities of consolidated VIEs	2,514	2,517
Other	47,225	31,832
Total accounts payable and other accrued liabilities	$152,643	$171,636
Goodwill
The table below presents the carrying value of goodwill by reportable segment.

(in thousands)	September 30, 2026	December 31, 2025
LMM Commercial Real Estate	$27,324	$27,324
Small Business Lending	22,177	22,177
Total	$49,501	$49,501

Intangible assets
The table below presents information on intangible assets.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2026
Amortized intangible assets:
Internally developed software	$29,314	$14,798	$14,516
Customer relationships	10,299	2,832	7,467
Broker network	9,000	2,250	6,750
Trade name	2,500	625	1,875
Above market leases	1,958	239	1,719
Other	3,536	1,282	2,254
Unamortized intangible assets:
Trademark	262	—	262
SBA license	1,000	—	1,000
Total intangible assets	$57,869	$22,026	$35,843
Amortized intangible liabilities:
Below market leases	$(418)	$(36)	$(382)
Total intangible liabilities	$(418)	$(36)	$(382)
December 31, 2025
Amortized intangible assets:
Internally developed software	$26,120	$11,520	$14,600
Customer relationships	10,299	2,236	8,063
Broker network	9,000	1,500	7,500
Above market leases	1,958	89	1,869
Other	3,536	1,158	2,378
Unamortized intangible assets:
Trade name	2,500	—	2,500
Trademark	262	—	262
SBA license	1,000	—	1,000
Total intangible assets	$54,675	$16,503	$38,172
Amortized intangible liabilities:
Below market leases	$(418)	$(14)	$(404)
Total intangible liabilities	$(418)	$(14)	$(404)
The amortization expense related to intangible assets was $1.8 million and $5.4 million for the three and nine months ended September 30, 2026 and $1.8 million and $5.1 million for the three and nine months ended September 30, 2025, respectively. Such amounts are recorded as other operating expenses in the consolidated statements of operations.
The table below presents amortization expense related to finite-lived intangible assets for the subsequent five years.

(in thousands)	September 30, 2026
2026	$1,850
2027	7,282
2028	6,256
2029	4,053
2030	2,630
Thereafter	12,128
Total	$34,199
Note 19. Other Income and Operating Expenses

The table below presents the composition of other income and operating expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Other income:
Origination income	$7,557	$6,944	$19,851	$23,486
Hotel income	11,938	5,885	30,471	5,885
Change in repair and denial reserve	(869)	(488)	(3,541)	(1,822)
Loss on deconsolidation of trust	—	—	(2,840)	—
Other	2,512	2,432	9,476	10,118
Total other income	$21,138	$14,773	$53,417	$37,667
Other operating expenses:
Origination costs	3,488	4,438	9,853	16,465
Hotel expense	10,701	5,735	28,139	5,735
Technology expense	3,305	3,405	11,207	9,197
Rent and property tax expense	2,514	2,827	8,306	6,518
Depreciation and amortization expense	3,473	2,973	10,395	6,339
Recruiting, training and travel expense	442	462	2,238	1,907
Marketing expense	702	357	1,805	1,060
Other	5,336	4,682	20,300	9,914
Total other operating expenses	$29,961	$24,879	$92,243	$57,135
Note 20. Redeemable Preferred Stock and Stockholders’ Equity
Common stock dividends
The table below presents dividends declared by the Board on common stock during the last twelve months.

Declaration Date	Record Date	Payment Date	Dividend per Share
December 15, 2025	December 31, 2025	January 30, 2026	$0.010
March 13, 2026	March 31, 2026	April 30, 2026	$0.010
June 15, 2026	June 30, 2026	July 31, 2026	$0.010
September 15, 2026	September 30, 2026	October 30, 2026	$0.010
Stock incentive plans
The Company currently maintains the Amended and Restated Ready Capital Corporation 2023 Equity Incentive Plan
(the “2023 Equity Incentive Plan”) which authorizes the Compensation Committee of the Board to approve grants of equity-based awards to the Company’s directors, officers, advisors, consultants, key employees, and others expected to provide significant services to the Company and its subsidiaries, including the Manager and personnel, employees, officers and directors of certain participating companies. On July 17, 2026, the Company’s stockholders approved the
2023 Equity Incentive Plan which provided for grants of equity-based awards up to 20.5 million shares of the
Company’s common stock. The Company currently settles stock-based incentive awards with newly issued shares. The fair value of the RSUs and RSAs granted, which is generally determined based upon the stock price on the grant date, is recorded as compensation expense on a straight-line basis over the vesting periods for the awards, with an offsetting increase in stockholders’ equity.
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

The table below summarizes RSU and RSA activity, excluding Employee RSUs and performance-based equity awards.
See above and below for further details on Employee RSUs and performance-based equity awards, respectively.

	Restricted Stock Units/Awards
(in thousands, except share data)	Number of shares	Grant date fair value	Weighted-average grant date fair value (per share)
Outstanding, December 31, 2025	1,553,572	$11,940	$7.69
Granted	2,476,947	5,103	2.06
Vested	(605,926)	(4,614)	7.61
Forfeited	(16,628)	(75)	4.51
Outstanding, March 31, 2026	3,407,965	$12,354	$3.63
Vested	(214,448)	(1,269)	5.92
Forfeited	(78,636)	(282)	3.59
Outstanding, June 30, 2026	3,114,881	$10,803	$3.47
Vested	(77,669)	(160)	2.06
Forfeited	(39,397)	(191)	4.85
Outstanding, September 30, 2026	2,997,815	$10,452	$3.49
The Company recognized $1.7 million and $5.8 million for the three and nine months ended September 30, 2026, respectively and $1.6 million and $5.0 million for the three and nine months ended September 30, 2025, respectively, of non-cash compensation expense related to its stock-based incentive plan in the consolidated statements of operations. As of September 30, 2026 and December 31, 2025, approximately $10.5 million and $11.9 million, respectively, of non-
cash compensation expense related to unvested awards had not yet been charged to net income. These costs are expected to be amortized into compensation expense ratably over the course of the remaining vesting periods.
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
The Company classifies Series C Cumulative Convertible Preferred Stock, or Series C Preferred Stock, on the balance sheets using the guidance in ASC 480‑10‑S99. The Series C Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur, such as a change in control. As of September 30, 2026, the conversion rate was 1.8391 shares of common stock per share of the Series C
Preferred Stock, based on a liquidation preference of $25.00 per share, which is equivalent to a conversion price of approximately $13.59 per share of common stock. As redemption under these circumstances is not solely within the
Company’s control, the Series C Preferred Stock has been classified as temporary equity. The Company has analyzed whether the conversion features should be bifurcated under the guidance in ASC 815 and has determined that bifurcation is not necessary.
The table below presents details on preferred equity by series.

			Preferential Cash Dividends			Carrying Value (in thousands)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference	Rate per Annum	Annual Dividend (per share)	September 30, 2026
C	335	0.0001	$25.00	6.25%	$1.56	$8,361
E	4,600	0.0001	$25.00	6.50%	$1.63	$111,378
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
•The Company declared dividends of $0.1 million and $1.9 million on its Series C Preferred Stock and Series E
Preferred Stock, respectively, during the three months ended September 30, 2026. The dividends were paid on
October 15, 2026 for Series C Preferred Stock and on October 30, 2026 for Series E Preferred Stock to the
holders of record as of the close of business on September 30, 2026.
•The Company may, at its option, redeem the Series E Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.
Equity ATM Program
On July 9, 2021, the Company, the operating partnership and the Manager entered into an Equity Distribution
Agreement, as amended on March 8, 2022 (the “Equity Distribution Agreement”), with JMP Securities LLC (the “Sales
Agent”), pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value
$0.0001 per share, having an aggregate offering price of up to $150 million, through the Sales Agent either as agent or principal (the “Equity ATM Program”). The Company made no such sales through the Equity ATM Program during the three and nine months ended September 30, 2026 or September 30, 2025. As of September 30, 2026, shares representing approximately $78.4 million remain available for sale under the Equity ATM Program.
Note 21. Earnings per Share of Common Stock
The table below provides information on the basic and diluted EPS computations, including the number of shares of common stock used for purposes of these computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share and per share amounts)	2026	2025	2026	2025
Basic Earnings
Net income (loss) from continuing operations	$(62,192)	$(16,947)	$(361,962)	$16,712
Less: Income attributable to non-controlling interest	1,957	2,008	5,447	6,282
Less: Income attributable to participating shares	2,054	2,210	6,168	6,652
Basic earnings - continuing operations	$(66,203)	$(21,165)	$(373,577)	$3,778
Basic earnings - discontinued operations	$—	$210	$—	$(5,161)

Diluted Earnings
Net income (loss) from continuing operations	(62,192)	(16,947)	(361,962)	16,712
Less: Income attributable to non-controlling interest	1,957	2,008	5,447	6,282
Less: Income attributable to participating shares	2,054	2,210	6,168	6,652
Add: Expenses attributable to dilutive instruments	131	131	393	393
Diluted earnings - continuing operations	$(66,072)	$(21,034)	$(373,184)	$4,171
Diluted earnings - discontinued operations	$—	$210	$—	$(5,161)

Number of Shares
Basic — Average shares outstanding	165,101,912	163,574,703	164,614,035	165,491,135
Effect of dilutive securities — Unvested participating shares	8,199,221	2,299,104	7,650,058	2,299,105
Diluted — Average shares outstanding	173,301,133	165,873,807	172,264,093	167,790,240

EPS Attributable to RC Common Stockholders:
Basic - continuing operations	$(0.40)	$(0.13)	$(2.27)	$0.02
Basic - discontinued operations	$0.00	$0.00	$0.00	$(0.03)
Basic - total	$(0.40)	$(0.13)	$(2.27)	$(0.01)

Diluted - continuing operations	$(0.40)	$(0.13)	$(2.27)	$0.02
Diluted - discontinued operations	$0.00	$0.00	$0.00	$(0.03)
Diluted - total	$(0.40)	$(0.13)	$(2.27)	$(0.01)
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
The redemption is required to be satisfied in shares of common stock or cash at the Company’s option, calculated as follows: one share of the Company’s common stock, or cash equal to the fair value of a share of the Company’s common stock at the time of redemption, for each OP unit. When an OP unit holder redeems an OP unit, non-controlling interests in the operating partnership is reduced and the Company’s equity is increased. As of both September 30, 2026 and
December 31, 2025, the non-controlling interest OP unit holders owned 320,005 OP units.
Note 22. Offsetting Assets and Liabilities
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with multiple derivative counterparties. An ISDA Master Agreement, published by ISDA, is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter (“OTC”), derivative contracts. The ISDA
Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default, including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to terminate derivative contracts prior to maturity in the event the Company’s stockholders’ equity declines by a stated percentage or the
Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty. As of September 30, 2026 and December 31, 2025, the Company
was in good standing on all of its ISDA Master Agreements or similar arrangements with its counterparties.
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
The Company discloses the impact of offsetting of assets and liabilities represented in the consolidated balance sheets to enable users of the consolidated financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to enforceable master netting arrangements or ISDA Master
Agreements or meet the following right of setoff criteria: (a) the amounts owed by the Company to another party are determinable, (b) the Company has the right to set off the amounts owed with the amounts owed by the counterparty, (c)
the Company intends to offset, and (d) the Company’s right of offset is enforceable at law. As of September 30, 2026 and December 31, 2025, the Company has elected to offset assets and liabilities associated with its OTC derivative contracts in the consolidated balances sheets.

The table below presents the gross fair value of derivative contracts by product type, Paycheck Protection Program
Liquidity Facility borrowings and secured borrowings, the amount of netting reflected in the consolidated balance sheets, as well as the amount not offset in the consolidated balance sheets as they do not meet the enforceable credit support criteria for netting under U.S. GAAP.

				Gross amounts not offset in the Consolidated Balance Sheets(1)
(in thousands)	Gross amounts of Assets / Liabilities	Gross amounts offset	Balance in Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received / Paid	Net Amount
September 30, 2026
Assets
FX forwards	$550	$—	$550	$—	$—	$550
Interest rate swaps	14,842	12,160	2,682	—	—	2,682
Total	$15,392	$12,160	$3,232	$—	$—	$3,232
Liabilities
FX forwards	340	—	340	—	—	340
Secured borrowings	1,691,519	—	1,691,519	1,691,519	—	—
Total	$1,691,859	$—	$1,691,859	$1,691,519	$—	$340
December 31, 2025
Assets
FX forwards	340	—	340	—	—	340
Interest rate swaps	19,407	13,007	6,400	—	—	6,400
Total	$19,747	$13,007	$6,740	$—	$—	$6,740
Liabilities
FX forwards	1,208	—	1,208	—	—	1,208
Interest rate swaps	224	—	224	—	—	224
Secured borrowings	2,788,926	—	2,788,926	2,788,926	—	—
PPPLF	8,592	—	8,592	8,592	—	—
Total	$2,798,950	$—	$2,798,950	$2,797,518	$—	$1,432
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
In addition, the Company or a party it indemnifies is a defendant in the lawsuits described below. With respect to the below lawsuits, management does not currently have sufficient information to estimate a reasonably possible loss or range of loss, if any. Factors that make such an estimate difficult include, among others, uncertainties as to the amount, or claimed amount, of any monetary damages; uncertainties as to whether a class will be certified and, if so, the ultimate size and composition of the class; uncertainties as to the outcome of pending motions and appeals; uncertainties as to significant factual issues that remain to be resolved; uncertainties as to novel or unsettled legal theories that remain to be resolved; and/or uncertainties as to multiple related actions in different courts involving multiple parties. However, management does not believe that the aggregate amount of such liabilities, if any, in excess of amounts covered by insurance, will have a material adverse effect on the Company’s financial condition or results of operations.
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
Securities and derivative litigation
On March 6, 2025 and April 23, 2025, the Company and certain of its executive officers were named as defendants in two separate but largely identical putative stockholder class action lawsuits filed in the United States District Court for the Southern District of New York (the “Exchange Act Class Actions”). The Exchange Act Class Actions were filed under the captions Quinn v. Ready Capital Corp., et al., No. 1:25-cv-01883 (S.D.N.Y.) and Goebel v. Ready Capital
Corp., et al., No. 1:25-cv-3373 (S.D.N.Y.). The Exchange Act Class Actions allege that the defendants violated Section
10(b) of the Securities Exchange of 1934, as amended (the "Exchange Act"), and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions regarding the performance of the Company’s loan portfolio and related matters, and that the executive officers named as defendants violated Section 20(a) of the Exchange
Act as control persons of the Company. The Exchange Act Class Actions seek compensatory damages, costs, and expenses on behalf of the purported classes. On July 8, 2025, the court entered an order consolidating the Exchange Act
Class Actions under the caption In re Ready Capital Securities Litigation, No. 1:25-cv-01883 (S.D.N.Y.) (the “Exchange
Act Litigation”) and appointing lead plaintiff and lead counsel. The lead plaintiff filed an amended complaint on
September 8, 2025, which the defendants moved to dismiss on November 10, 2025. Briefing on the defendants’ motion to dismiss was completed on February 9, 2026. On September 18, 2026, the court entered an order granting the defendants’ motion to dismiss in its entirety and dismissing the amended complaint with prejudice. On September 22,
2026, the court entered judgment in favor of the defendants and closed the case. On October 16, 2026, lead plaintiff filed a notice of appeal in the United States Court of Appeals for the Second Circuit under the caption In re Ready Capital
Securities Litigation, No. 26-2964 (2d Cir.).
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
Ct. King Cnty.) (as consolidated, the “Broadmark State Court Litigation”). The Broadmark State Court Litigation alleges that the defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended (the "Securities
Act") by issuing false and misleading statements and omissions in connection with the Broadmark Merger regarding the performance of the Company’s loan portfolio and related matters and seek disgorgement, compensatory damages, and the costs and expenses of litigation. On August 19, 2025, the plaintiffs filed a consolidated complaint, which the defendants subsequently moved to dismiss on October 20, 2025. On February 2, 2026, the defendants moved to stay the
Broadmark State Court Litigation pending resolution of the Broadmark Federal Court Litigation (defined below). On
February 19, 2026, the motions to dismiss and stay were denied. Discovery has since commenced in the Broadmark
State Court Litigation. On May 1, 2026, the plaintiffs in the Broadmark State Court Litigation and the lead plaintiff in the Broadmark Federal Court Litigation jointly moved for class certification and to be appointed co-class representatives in the Broadmark State Court Litigation. The defendants filed their opposition to the class certification motion on July 1,
2026, and the plaintiffs filed their class certification reply on September 11, 2026.
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
Unfunded Loan Commitments
The table below presents unfunded loan commitments.

(in thousands)	September 30, 2026	December 31, 2025
Loans, net	$112,506	$438,030
Loans, held for sale	$34,136	$54,327
Note 25. Income Taxes
The Company is a REIT pursuant to Internal Revenue Code Section 856. Qualification as a REIT depends on the
Company’s ability to meet various requirements imposed by the Internal Revenue Code, which relate to its organizational structure, diversity of stock ownership and certain requirements with regard to the nature of its assets and the sources of its income. As a REIT, the Company generally must distribute annually dividends equal to at least 90% of its net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to earnings that are distributed. To the extent the Company satisfies this distribution requirement but distributes less than 100% of its net taxable income, it will be subject to U.S. federal income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount paid to stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Even if the
Company qualifies as a REIT, it may be subject to certain U.S. federal income and excise taxes and state and local taxes on its income and assets. If the Company fails to maintain its qualification as a REIT for any taxable year, it may be subject to material penalties as well as federal, state and local income tax on its taxable income at regular corporate rates and it would not be able to qualify as a REIT for the subsequent four taxable years. As of September 30, 2026 and
December 31, 2025, the Company was in compliance with all REIT requirements.
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
Results of business segments and all other. The tables below present operating and reportable business segments, allocated employee compensation from the Manager, management and incentive fees paid to the Manager and other general corporate overhead expenses. Unallocated assets were $472.8 million and $402.8 million as of September 30,
2026 and September 30, 2025, respectively.

	Three Months Ended September 30, 2026
(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
Interest income	$51,884	$31,944	$83,828
Interest expense	(59,353)	(24,474)	(83,827)
Net interest income (loss) before provision for loan losses	$(7,469)	$7,470	$1
Provision for loan losses	(9,461)	(3,198)	(12,659)
Net interest income (loss) after provision for loan losses	$(16,930)	$4,272	$(12,658)
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	(24,919)	8,106	(16,813)
Net unrealized gain (loss) on financial instruments	374	1,800	2,174
Valuation recovery, loans held for sale	12,877	—	12,877
Servicing income, net	1,258	4,865	6,123
Loss on unconsolidated joint ventures	(173)	—	(173)
Other income	13,544	6,195	19,739
Total non-interest income	$2,961	$20,966	$23,927
Non-interest expense
Employee compensation and benefits	(5,640)	(13,733)	(19,373)
Allocated employee compensation and benefits from related party	(360)	—	(360)
Professional fees	(812)	(116)	(928)
Loan servicing expense	(4,536)	(3,184)	(7,720)
Impairment on real estate	(4,681)	—	(4,681)
Other operating expenses	(19,148)	(8,893)	(28,041)
Total non-interest expense	$(35,177)	$(25,926)	$(61,103)
Loss before unallocated expenses and provision for income taxes	$(49,146)	$(688)	$(49,834)
Unallocated corporate expenses
Employee compensation and benefits			(5,745)
Professional fees			(4,702)
Management fees – related party			(3,711)
Transaction related expenses			(471)
Other operating expenses - net			(521)
Total unallocated corporate expenses			$(15,150)
Loss before provision for income taxes			$(64,984)
Total assets	$3,621,747	$1,688,794	$5,310,541

	Nine Months Ended September 30, 2026
(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
Interest income	$164,718	$78,241	$242,959
Interest expense	(205,270)	(58,244)	(263,514)
Net interest income (loss) before provision for loan losses	$(40,552)	$19,997	$(20,555)
Provision for loan losses	(89,673)	(15,447)	(105,120)
Net interest income (loss) after provision for loan losses	$(130,225)	$4,550	$(125,675)
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	(125,126)	26,007	(99,119)
Net unrealized gain (loss) on financial instruments	(11,042)	2,123	(8,919)
Valuation allowance, loans held for sale	8,767	—	8,767
Servicing income, net	4,229	7,387	11,616
Income (loss) on unconsolidated joint ventures	3,151	11	3,162
Other income	35,697	14,580	50,277
Total non-interest income (loss)	$(84,324)	$50,108	$(34,216)
Non-interest expense
Employee compensation and benefits	(19,506)	(43,121)	(62,627)
Allocated employee compensation and benefits from related party	(1,058)	—	(1,058)
Professional fees	(3,215)	(7,301)	(10,516)
Loan servicing expense	(21,213)	(5,620)	(26,833)
Impairment on real estate	(5,164)	—	(5,164)
Other operating expenses	(58,706)	(27,266)	(85,972)
Total non-interest expense	$(108,862)	$(83,308)	$(192,170)
Loss before unallocated expenses and provision for income taxes	$(323,411)	$(28,650)	$(352,061)
Unallocated corporate expenses
Employee compensation and benefits			(17,207)
Professional fees			(9,440)
Management fees – related party			(11,552)
Transaction related expenses			(1,318)
Other operating expenses - net			(3,131)
Total unallocated corporate expenses			$(42,648)
Loss before provision for income taxes			$(394,709)
Total assets	$3,621,747	$1,688,794	$5,310,541

	Three Months Ended September 30, 2025
(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
Interest income	$105,856	$31,635	$137,491
Interest expense	(106,556)	(20,415)	(126,971)
Net interest income before provision for loan losses	$(700)	$11,220	$10,520
Provision for loan losses	(30,980)	(6,997)	(37,977)
Net interest income after provision for loan losses	$(31,680)	$4,223	$(27,457)
Non-interest income (loss)
Net realized gain (loss) on financial instruments and real estate owned	(179,279)	18,883	(160,396)
Net unrealized gain (loss) on financial instruments	2,279	845	3,124
Valuation (allowance) recovery, loans held for sale	178,225	—	178,225
Servicing income, net	1,155	6,354	7,509
Income (loss) on unconsolidated joint ventures	7,410	7	7,417
Other income	7,238	6,475	13,713
Total non-interest income	$17,028	$32,564	$49,592
Non-interest expense
Employee compensation and benefits	(5,023)	(13,939)	(18,962)
Allocated employee compensation and benefits from related party	(360)	—	(360)
Professional fees	(790)	(3,255)	(4,045)
Loan servicing expense	(8,081)	(1,690)	(9,771)
Impairment on real estate	(1,862)	—	(1,862)
Other operating expenses	(13,022)	(9,479)	(22,501)
Total non-interest expense	$(29,138)	$(28,363)	$(57,501)
Income (loss) before unallocated expenses and provision for income taxes	$(43,790)	$8,424	$(35,366)
Unallocated corporate income (expenses)
Gain on bargain purchase			24,472
Employee compensation and benefits			(5,431)
Professional fees			(1,963)
Management fees – related party			(5,156)
Transaction related expenses			(1,910)
Other operating expenses - net			(1,528)
Total unallocated corporate income			$8,484
Loss before provision for income taxes			$(26,882)
Total assets	$6,436,175	$1,493,159	$7,929,334

	Nine Months Ended September 30, 2025
(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
Interest income	$353,097	$92,096	$445,193
Interest expense	(342,998)	(60,276)	(403,274)
Net interest income before recovery of (provision for) loan losses	$10,099	$31,820	$41,919
Recovery of (provision for) loan losses	81,815	(18,864)	62,951
Net interest income after recovery of (provision for) loan losses	$91,914	$12,956	$104,870
Non-interest income
Net realized gain (loss) on financial instruments and real estate owned	(191,113)	59,600	(131,513)
Net unrealized gain (loss) on financial instruments	(2,453)	3,079	626
Valuation recovery, loans held for sale	38,761	—	38,761
Servicing income, net	4,501	9,160	13,661
Income on unconsolidated joint ventures	3,250	41	3,291
Other income	13,050	21,259	34,309
Total non-interest income (loss)	$(134,004)	$93,139	$(40,865)
Non-interest expense
Employee compensation and benefits	(17,373)	(43,678)	(61,051)
Allocated employee compensation and benefits from related party	(1,048)	—	(1,048)
Professional fees	(2,537)	(9,451)	(11,988)
Loan servicing expense	(34,158)	(2,495)	(36,653)
Impairment on real estate	(8,476)	—	(8,476)
Other operating expenses	(20,830)	(30,522)	(51,352)
Total non-interest expense	$(84,422)	$(86,146)	$(170,568)
Income (loss) before unallocated expenses and provision for income taxes	$(126,512)	$19,949	$(106,563)
Unallocated corporate income (expenses)
Gain on bargain purchase			112,562
Employee compensation and benefits			(13,943)
Professional fees			(5,876)
Management fees – related party			(15,805)
Transaction related expenses			(5,243)
Other operating expenses - net			(3,501)
Total unallocated corporate income			$68,194
Loss before provision for income taxes			$(38,369)
Total assets	$6,436,175	$1,493,159	$7,929,334
Note 27. Subsequent Events
On October 26, 2026, the Company collapsed the RCLT SBLT 2019-2 transaction, a consolidated securitization, by redeeming all of the outstanding notes issued by ReadyCap Lending Small Business Loan Trust 2019-2, the issuing entity (the “2019-2 Issuer”). As of September 30, 2026, the 2019-2 Issuer had approximately $2.7 million of securitized debt obligations outstanding. The underlying loans, with an aggregate unpaid principal balance of approximately $26.5 million as of October 26, 2026, were sold, assigned, and otherwise conveyed, without recourse to ReadyCap Lending,
LLC, an affiliate of the Company.

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
•our ability to obtain a license for the Freddie Mac Conventional Small program, which replaced the Freddie
Mac Small Balance Loan program that expired on April 30, 2026;
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
We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we are required to annually distribute substantially all of our net taxable income, excluding capital gain, to stockholders. To the extent that we do not distribute all of our net capital gain, or distribute at least 90%, but less than 100%, of our REIT taxable income, as adjusted, we will be required to pay U.S. federal corporate income tax on the undistributed income. We are organized in a traditional umbrella partnership REIT
(UpREIT) format pursuant to which we serve as the general partner of, and conduct substantially all of our business through, Sutherland Partners, L.P. (our “operating partnership”). We also intend to operate our business in a manner that will permit us to be excluded from registration as an investment company under the 1940 Act.
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
Changes in Market Interest Rates. We own and expect to acquire or originate fixed rate and floating rate loans with maturities ranging from two to 30 years. Our loans typically have amortization periods of 15 to 30 years or balloon payments due in two to 10 years. Fixed rate loans bear interest that is fixed for the term of the loan and we typically utilize derivative financial and hedging instruments in an effort to hedge the interest rate risk associated with such fixed rate loans. As of September 30, 2026, fixed rate loans are generally match funded in securitization. Floating rate loans generally have an adjustable interest rate equal to the sum of a fixed spread plus an index rate, such as the Secured
Overnight Financing Rate (“SOFR”), which typically resets monthly. As of September 30, 2026, approximately 81% of the loans in our portfolio were floating rate loans, and 19% were fixed rate loans, based on carrying value.
Current market conditions. During the third quarter, macroeconomic concerns persisted including global market volatility, uncertainty about trade policies, geopolitical tensions, inflationary pressures and interest rates. The U.S.
Federal Reserve increased interest rates during the quarter and there is uncertainty regarding if and when decreases will occur. Although the full impact of these changes remains uncertain and difficult to predict, concerns and uncertainties about the economic outlook may adversely impact our financial condition, results of operations and cash flows.
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

The table below sets forth certain information on our operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share data)	2026	2025	2026	2025
Net Income (loss) from continuing operations	$(62,192)	$(16,947)	$(361,962)	$16,712
Earnings per common share from continuing operations - basic	$(0.40)	$(0.13)	$(2.27)	$0.02
Earnings per common share from continuing operations - diluted	$(0.40)	$(0.13)	$(2.27)	$0.02
Distributable earnings before realized losses	$(31,205)	$(2,170)	$(115,538)	$(10,734)
Distributable earnings before realized losses per common share - basic	$(0.21)	$(0.04)	$(0.78)	$(0.14)
Distributable earnings before realized losses per common share - diluted	$(0.21)	$(0.04)	$(0.78)	$(0.14)
Distributable earnings	$(83,144)	$(149,592)	$(316,596)	$(180,768)
Distributable earnings per common share - basic	$(0.53)	$(0.94)	$(1.99)	$(1.17)
Distributable earnings per common share - diluted	$(0.53)	$(0.94)	$(1.99)	$(1.17)
Dividends declared per common share	$0.01	$0.125	$0.03	$0.375
Dividend yield (1)	3.4%	12.9%	3.4%	12.9%
Return on equity from continuing operations	(23.5)%	(4.5)%	(40.1)%	1.2%
Distributable return on equity before realized losses	(12.1)%	(1.0)%	(13.2)%	(2.1)%
Distributable return on equity	(31.0)%	(35.7)%	(35.2)%	(21.6)%
Book value per common share	$6.44	$10.28	$6.44	$10.28
(1)Dividend yield is based on the respective period end closing share price.
Three months ended September 30, 2026. Earnings from continuing operations was a loss of $0.40 per common share, compared to a loss of $0.63 per common share in the prior quarter, principally due to a decrease in the provision for loan losses and an increase in the valuation recovery driven by the wind down of non-performing and sub-performing loan sales. Book value per common share was $6.44, a decline of $0.39 quarter over quarter compared to a decline of $0.60 in the prior quarter. The quarter over quarter decrease in the rate at which book value per common share decreased was primarily driven by the wind down of the large portfolio sales that were part of our balance sheet repositioning strategy.
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
the assets in our pipeline at any one time and there can be no assurance the assets currently in our pipeline will be acquired or originated by us in the future.
The table below presents information on our investment portfolio originations (based on fully committed amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Loan originations:
LMM loans	$132,912	$139,200	$576,428	$391,213
SBL loans	170,526	282,607	470,113	1,028,746
Total loan investment activity	$303,438	$421,807	$1,046,540	$1,419,959

Balance Sheet Analysis and Metrics

(in thousands)	September 30, 2026	December 31, 2025	$ Change	% Change
Assets
Cash and cash equivalents	$157,130	$207,841	$(50,711)	(24.4)%
Restricted cash	50,775	39,746	11,029	27.7
Loans, net (including $382 and $737 held at fair value)	3,122,504	3,500,298	(377,794)	(10.8)
Loans, held for sale (including $67,123 and $73,094 held at fair value and net of valuation allowance of $56,734 and $67,612)	112,766	585,820	(473,054)	(80.8)
Mortgage-backed securities	32,143	34,501	(2,358)	(6.8)
Investment in unconsolidated joint ventures (including $5,068 and $5,737 held at fair value)	155,086	161,424	(6,338)	(3.9)
Derivative instruments	3,232	6,740	(3,508)	(52.0)
Servicing rights	115,015	126,279	(11,264)	(8.9)
Real estate owned	563,512	620,225	(56,713)	(9.1)
Other assets	466,283	508,238	(41,955)	(8.3)
Assets of consolidated VIEs	1,004,891	1,978,684	(973,793)	(49.2)
Total Assets	$5,783,337	$7,769,796	$(1,986,459)	(25.6)%
Liabilities
Secured borrowings	1,691,519	2,788,926	(1,097,407)	(39.3)
Securitized debt obligations of consolidated VIEs, net	607,600	1,174,785	(567,185)	(48.3)
Senior secured notes, net	598,739	722,729	(123,990)	(17.2)
Corporate debt, net	446,097	652,487	(206,390)	(31.6)
Guaranteed loan financing	911,288	524,091	387,197	73.9
Contingent consideration	23,008	18,698	4,310	23.1
Derivative instruments	340	1,432	(1,092)	(76.3)
Dividends payable	3,687	3,633	54	1.5
Loan participations sold	56,616	56,616	—	—
Due to third parties	4,289	3,135	1,154	36.8
Accounts payable and other accrued liabilities	152,643	171,636	(18,993)	(11.1)
Total Liabilities	$4,495,826	$6,118,168	$(1,622,342)	(26.5)%
Preferred stock Series C, liquidation preference $25.00 per share	8,361	8,361	—	—

Commitments & contingencies

Stockholders’ Equity
Preferred stock Series E, liquidation preference $25.00 per share	111,378	111,378	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 165,168,630 and 163,010,012 shares issued and outstanding, respectively	17	17	—	—
Additional paid-in capital	2,268,714	2,264,355	4,359	0.2
Retained deficit	(1,185,833)	(807,522)	(378,311)	46.8
Accumulated other comprehensive loss	(19,755)	(24,196)	4,441	(18.4)
Total Ready Capital Corporation equity	1,174,521	1,544,032	(369,511)	(23.9)
Non-controlling interests	104,629	99,235	5,394	5.4
Total Stockholders’ Equity	$1,279,150	$1,643,267	$(364,117)	(22.2)%
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity	$5,783,337	$7,769,796	$(1,986,459)	(25.6)%
As of September 30, 2026, total assets in our consolidated balance sheet were $5.8 billion, a decrease of $2.0 billion from December 31, 2025, primarily reflecting a decrease in Assets of consolidated VIEs, Loans, held for sale and Loans, net. Assets of consolidated VIEs decreased $1.0 billion, primarily due to the collapse of RCMF 2021-FL7, RCMF 2023-
FL11, RCMF 2023-FL12 and sale of RCMT 2016-3 and paydowns on securitized loans, partially offset by the closing of
RCLT 2026-4. Loans, held for sale decreased $0.5 billion, primarily due to loans sold, partially offset by loans transferred from Loans, net. Loans, net decreased $0.4 billion, primarily due to loan sales, loans transferred from Loans, net to Loans, held for sale, and the closing of RCLT 2026-4, partially offset by the collapse of RCMF 2021-FL7, RCMF
2023-FL11, RCMF 2023-FL12 and RCMT 2016-3.
As of September 30, 2026, total liabilities in our consolidated balance sheet were $4.5 billion, a decrease of $1.6 billion from December 31, 2025, primarily reflecting a decrease in Secured borrowings, Securitized debt obligations of consolidated VIEs, net, Corporate debt, net, and Senior secured notes, net, partially offset by an increase in Guaranteed loan financing. Secured borrowings decreased $1.1 billion due to the closing of RCLT 2026-4 and payoffs, partially offset by the collapse of RCMF 2021-FL7, RCMF 2023-FL11, RCMF 2023-FL12 and RCMT 2016-3. Securitized debt obligations of consolidated VIEs, net decreased $0.6 billion due to the collapse of RCMF 2021-FL7, RCMF 2023-FL11,
RCMF 2023-FL12 and RCMT 2016-3, partially offset by the closing of RCLT 2026-4. Corporate debt, net decreased
$0.2 billion due to the partial repayment of the 5.50% and repayment of the 5.75% and 6.20% Senior unsecured notes.
Senior secured notes, net decreased $0.1 billion due to the repayment of the 4.50% Senior secured notes, partially offset by the issuance of the 10.00% Senior secured notes due in 2031.Guaranteed loan financing increased $0.4 billion due to the closing of RCLT 2026-4.
As of September 30, 2026, total stockholders’ equity was $1.3 billion, a decrease of $0.4 billion from December 31,
2025, primarily due to net losses.
Selected Balance Sheet Information by Business Segment. The table below presents certain selected balance sheet data by business segments, with the remaining amounts reflected in Unallocated –Corporate.

(in thousands)	LMM Commercial Real Estate	Small Business Lending	Total
September 30, 2026
Assets
Loans, net	$2,485,294	$1,476,331	$3,961,625
Loans, held for sale	45,643	67,123	112,766
MBS	32,143	—	32,143
Investment in unconsolidated joint ventures	154,864	222	155,086
Servicing rights	57,194	57,821	115,015
Real estate owned	578,235	565	578,800

Liabilities
Secured borrowings	1,444,179	247,340	1,691,519
Securitized debt obligations of consolidated VIEs	418,731	188,869	607,600
Senior secured notes, net	598,739	—	598,739
Corporate debt, net	446,097	—	446,097
Guaranteed loan financing	—	911,288	911,288
Loan participations sold	56,616	—	56,616
In the table above,
•Loans, net includes assets of consolidated VIEs.
•Loans, held for sale includes assets of consolidated VIEs, net of valuation allowance.
•Real estate owned includes assets of consolidated VIEs.

Statement of Operations Analysis and Metrics

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	2026	2025	$ Change
Interest income
LMM commercial real estate	$51,884	$105,856	$(53,972)	$164,718	$353,097	$(188,379)
Small business lending	31,944	31,635	309	78,241	92,096	(13,855)
Total interest income	$83,828	$137,491	$(53,663)	$242,959	$445,193	$(202,234)
Interest expense
LMM commercial real estate	(59,353)	(106,556)	47,203	(205,270)	(342,998)	137,728
Small business lending	(24,474)	(20,415)	(4,059)	(58,244)	(60,276)	2,032
Total interest expense	$(83,827)	$(126,971)	$43,144	$(263,514)	$(403,274)	$139,760
Net interest income before (provision for) recovery of loan losses	$1	$10,520	$(10,519)	$(20,555)	$41,919	$(62,474)
(Provision for) recovery of loan losses
LMM commercial real estate	(9,461)	(30,980)	21,519	(89,673)	81,815	(171,488)
Small business lending	(3,198)	(6,997)	3,799	(15,447)	(18,864)	3,417
Total (provision for) recovery of loan losses	$(12,659)	$(37,977)	$25,318	$(105,120)	$62,951	$(168,071)
Net interest income (loss) after (provision for) recovery of loan losses	$(12,658)	$(27,457)	$14,799	$(125,675)	$104,870	$(230,545)
Non-interest income (loss)
LMM commercial real estate	2,961	17,028	(14,067)	(84,324)	(134,004)	49,680
Small business lending	20,966	32,564	(11,598)	50,108	93,139	(43,031)
Unallocated corporate income	1,399	25,322	(23,923)	3,140	114,844	(111,704)
Total non-interest income (loss)	$25,326	$74,914	$(49,588)	$(31,076)	$73,979	$(105,055)
Non-interest expense
LMM commercial real estate	(35,177)	(29,138)	(6,039)	(108,862)	(84,422)	(24,440)
Small business lending	(25,926)	(28,363)	2,437	(83,308)	(86,146)	2,838
Unallocated corporate expenses	(16,549)	(16,838)	289	(45,788)	(46,650)	862
Total non-interest expense	$(77,652)	$(74,339)	$(3,313)	$(237,958)	$(217,218)	$(20,740)
Net income (loss) before provision for income taxes
LMM commercial real estate	(49,146)	(43,790)	(5,356)	(323,411)	(126,512)	(196,899)
Small business lending	(688)	8,424	(9,112)	(28,650)	19,949	(48,599)
Unallocated corporate expenses	(15,150)	8,484	(23,634)	(42,648)	68,194	(110,842)
Total net income (loss) before provision for income taxes	$(64,984)	$(26,882)	$(38,102)	$(394,709)	$(38,369)	$(356,340)

Results of Operations – Supplemental Information. Realized and unrealized gains (losses) on financial instruments are recorded in the consolidated statements of operations and classified based on the nature of the underlying asset or liability.
The table below presents the components of realized and unrealized gains (losses) on financial instruments.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	2026	2025	$ Change
Realized gain (loss) on financial instruments
Creation of mortgage servicing rights
SBA - 7(a)	$1,517	$2,534	$(1,017)	$4,700	$9,623	$(4,923)
Multi-family	1,027	1,102	(75)	4,645	3,730	915
USDA	19	3,085	(3,066)	1,280	6,255	(4,975)
Small business loans	693	476	217	1,609	1,600	9
Total Creation of mortgage servicing rights	$3,256	$7,197	$(3,941)	$12,234	$21,208	$(8,974)
Loans
SBA - 7(a)	5,877	8,608	(2,731)	17,294	36,085	(18,791)
Multi-family	125	374	(249)	592	897	(305)
USDA	—	4,340	(4,340)	1,122	6,197	(5,075)
Total loans	$6,002	$13,322	$(7,320)	$19,008	$43,179	$(24,171)
Gain on sale business
SBA - 7(a)	7,394	11,142	(3,748)	21,994	45,708	(23,714)
Multi-family	1,152	1,476	(324)	5,237	4,627	610
USDA	19	7,425	(7,406)	2,402	12,452	(10,050)
Small business loans	693	476	217	1,609	1,600	9
Total gain on sale business	$9,258	$20,519	$(11,261)	$31,242	$64,387	$(33,145)
Loans, held for sale
Bridge	(12,881)	(178,022)	165,141	(42,842)	(194,907)	152,065
Construction	—	(1,001)	1,001	—	(1,020)	1,020
Other	—	—	—	(3,481)	—	(3,481)
Total loans, held for sale	$(12,881)	$(179,023)	$166,142	$(46,323)	$(195,927)	$149,604
Loans, net
Bridge	(477)	(753)	276	(58,806)	(1,751)	(57,055)
Fixed rate	(43)	(1,701)	1,658	91	(1,717)	1,808
Construction	(10,241)	218	(10,459)	(12,777)	144	(12,921)
Other	(3)	(778)	775	(8)	(879)	871
Total loans, net	$(10,764)	$(3,014)	$(7,750)	$(71,500)	$(4,203)	$(67,297)
Net realized gain (loss) on derivatives, at fair value	$695	$1,807	$(1,112)	$(8,881)	$5,772	$(14,653)
Net realized gain (loss) - all other	$(3,121)	$(685)	$(2,436)	$(3,657)	$(1,542)	$(2,115)
Net realized gain (loss) on financial instruments	$(16,813)	$(160,396)	$143,583	$(99,119)	$(131,513)	$32,394
Unrealized gain (loss) on financial instruments
Loans, held for sale
Fixed rate	—	—	—	—	10	(10)
Freddie Mac	(126)	32	(158)	(130)	(123)	(7)
SBA - 7(a)	795	(597)	1,392	185	1,027	(842)
Other	607	384	223	1,081	622	459
Total Loans, held for sale	$1,276	$(181)	$1,457	$1,136	$1,536	$(400)
Net unrealized gain (loss) on preferred equity, at fair value	$(135)	$1,949	$(2,084)	$(17,436)	$(2,278)	$(15,158)
Net unrealized gain (loss) on derivatives, at fair value	$366	$229	$137	$9,856	$(683)	$10,539
Net unrealized gain (loss) - all other	$667	$917	$(250)	$(2,475)	$975	$(3,450)
Net unrealized gain (loss) on financial instruments	$2,174	$2,914	$(740)	$(8,919)	$(450)	$(8,469)
LMM Commercial Real Estate Segment Results.
Q3 2026 versus Q3 2025. Interest income of $51.9 million represented a decrease of $54.0 million, due to a decrease in loan balances and an increase in non-accrual loans. Decreased loan balances were primarily driven by reduced origination activity, portfolio runoff, loan maturities, strategic loan sales, and transfers of loans to held-for-sale classifications in connection with a broader balance sheet repositioning and liquidity strategy in response to 2026 debt maturities. The increase in non-accrual loans was principally driven by adverse macroeconomic conditions including elevated interest rates, inflationary pressures, supply absorption challenges, and cap rate movements. Interest expense of
$59.4 million represented a decrease of $47.2 million, driven by decreased loan balances as described above. Provision for loan losses of $9.5 million represented a decrease of $21.5 million, primarily due to a decrease in asset specific reserves driven by asset resolutions. Non-interest income of $3.0 million represented a decrease of $14.1 million, primarily due to a decrease in the valuation recovery, partially offset by a decrease in realized losses on financial instruments related to loan sales. Non-interest expense of $35.2 million represented an increase of $6.0 million, due to an increase in other operating expenses primarily driven by operating costs and depreciation related to the Portland mixed-
use asset.
YTD 2026 versus YTD 2025. Interest income of $164.7 million represented a decrease of $188.4 million, due to a decrease in loan balances and an increase in non-accrual loans. Decreased loan balances were primarily driven by reduced origination activity, portfolio runoff, loan maturities, strategic loan sales, and transfers of loans to held-for-sale classifications in connection with a broader balance sheet repositioning and liquidity strategy in response to 2026 debt maturities. The increase in non-accrual loans was principally driven by adverse macroeconomic conditions including elevated interest rates, inflationary pressures, supply absorption challenges, and cap rate movements. Interest expense of
$205.3 million represented a decrease of $137.7 million, driven by decreased loan balances as described above.
Provision for loan losses of $89.7 million represented an increase of $171.5 million, primarily due to changes in the forecasted macroeconomic inputs for reserve modeling and an increase in asset specific reserves, partially offset by loans transferred from Loans, net to Loans, held for sale and by asset resolutions. Non-interest loss of $84.3 million represented a decrease of $49.7 million, primarily due to a decrease in net realized losses on financial instruments and income from the Portland mixed-use asset, partially offset by a decrease in the valuation recovery. Non-interest expense of $108.9 million represented an increase of $24.4 million, due to an increase in other operating expenses primarily driven by operating costs and depreciation related to the Portland mixed-use asset, partially offset by a decrease in loan servicing expenses.
Small Business Lending Segment Results.
Q3 2026 versus Q3 2025. Interest income of $31.9 million was essentially unchanged from the prior year period. Interest expense of $24.5 million represented an increase of $4.1 million, driven by an increase in average loan balances, partially offset by a decrease in interest rates. Provision for loan losses of $3.2 million represented a decrease of $3.8 million, due to changes in the forecasted macroeconomic inputs for reserve modeling. Non-interest income of $21.0 million represented a decrease of $11.6 million, primarily due to a decrease in realized gains on financial instruments.
Non-interest expense of $25.9 million represented a decrease of $2.4 million, due to a decrease in professional fees, partially offset by an increase in loan servicing expenses.
YTD 2026 versus YTD 2025. Interest income of $78.2 million represented a decrease of $13.9 million, primarily due to a decrease in average loan balances and a decrease in interest rates. Interest expense of $58.2 million represented a decrease of $2.0 million, driven by a decrease in average loan balances and a decrease in interest rates. Provision for loan losses of $15.4 million represented a decrease of $3.4 million, due to changes in the forecasted macroeconomic inputs for reserve modeling. Non-interest income of $50.1 million represented a decrease of $43.0 million, primarily due to a decrease in net realized gains on financial instruments. Non-interest expense of $83.3 million represented a decrease of
$2.8 million, due to decreases in employee compensation and benefits and loan origination expenses, partially offset by an increase in loan servicing expenses.
Unallocated – Corporate.
Q3 2026 versus Q3 2025. Non-interest income of $1.4 million represented a decrease of $23.9 million, primarily due to a gain on bargain purchase recognized from the UDF IV Merger in the prior year period. Such gain on bargain purchase was primarily driven by a discount in UDF IV’s market valuation due to factors such as the illiquid nature of UDF IV’s shares, and a change in our stock price between the date of the agreement and the closing date of the UDF IV Merger.
Non-interest expense of $16.5 million represented a decrease of $0.3 million, primarily due to a decrease in management fees and transaction related expenses, partially offset by an increase in professional fees.
YTD 2026 versus YTD 2025. Non-interest income of $3.1 million represented a decrease of $111.7 million, primarily due to a gain on bargain purchase recognized from the UDF IV Merger in the prior year period, primarily driven by a discount in UDF IV’s market valuation due to factors such as the illiquid nature of UDF IV’s shares, and a change in our stock price between the date of the agreement and the closing date of the UDF IV Merger. Non-interest expense of $45.8 million represented a decrease of $0.9 million, primarily due to decreased management fees and transaction related expenses, partially offset by an increase in professional fees and employee compensation and benefits.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	2026	2025	$ Change
Net income (loss)	$(62,192)	$(16,737)	$(45,455)	$(361,962)	$11,551	$(373,513)
Reconciling items:
Unrealized (gain) loss on MSR - discontinued operations	—	—	—	—	8,952	(8,952)
Unrealized (gain) loss on joint ventures	(1,408)	(4,336)	2,928	492	2,322	(1,830)
Increase (decrease) in CECL reserve	(16,057)	32,844	(48,901)	18,866	(78,796)	97,662
Increase (decrease) in valuation allowance	(12,877)	(178,225)	165,348	(8,767)	(38,761)	29,994
Non-recurring REO impairment	4,681	1,862	2,819	5,164	8,626	(3,462)
Depreciation and amortization on real estate owned	1,580	1,100	480	4,731	1,100	3,631
Non-cash compensation	1,712	1,591	121	5,825	5,010	815
Unrealized (gain) loss on preferred equity, at fair value	135	(1,949)	2,084	17,436	2,278	15,158
Merger transaction costs and other non-recurring expenses	2,758	2,220	538	5,751	8,874	(3,123)
Bargain purchase (gain) loss	—	(24,472)	24,472	—	(112,562)	112,562
Realized losses on sale of investments	53,870	188,512	(134,642)	214,624	217,492	(2,868)
Total reconciling items	$34,394	$19,147	$15,247	$264,122	$24,535	$239,587
Income tax adjustments	(3,407)	(4,580)	1,173	(17,698)	(46,820)	29,122
Distributable earnings (loss) before realized losses	$(31,205)	$(2,170)	$(29,035)	$(115,538)	$(10,734)	$(104,804)
Realized losses on sale of investments, net of tax	(51,939)	(147,422)	95,483	(201,058)	(170,034)	(31,024)
Distributable earnings (loss)	$(83,144)	$(149,592)	$66,448	$(316,596)	$(180,768)	$(135,828)
Less: Distributable earnings attributable to non-controlling interests	1,919	1,473	446	5,548	5,419	129
Less: Income attributable to participating shares	2,054	2,210	(156)	6,168	6,652	(484)
Distributable earnings (loss) attributable to common stockholders	$(87,117)	$(153,275)	$66,158	$(328,312)	$(192,839)	$(135,473)
Distributable earnings (loss) before realized losses on investments, net of tax per common share - basic	$(0.21)	$(0.04)	$(0.17)	$(0.78)	$(0.14)	$(0.64)
Distributable earnings (loss) before realized losses on investments, net of tax per common share - diluted	$(0.21)	$(0.04)	$(0.17)	$(0.78)	$(0.14)	$(0.64)
Distributable earnings (loss) per common share - basic	$(0.53)	$(0.94)	$0.41	$(1.99)	$(1.17)	$(0.82)
Distributable earnings (loss) per common share - diluted	$(0.53)	$(0.94)	$0.41	$(1.99)	$(1.17)	$(0.82)
Q3 2026 versus Q3 2025. Consolidated net loss of $62.2 million for the third quarter of 2026 represented an increase of
$45.5 million from the third quarter of 2025, primarily due to a decrease in the valuation allowance, a gain on bargain purchase recognized from the UDF IV Merger in the prior year period driven by a discount in UDF IV’s market valuation due to factors such as the illiquid nature of UDF IV’s shares, and a change in our stock price between the date of the agreement and the closing date of the UDF IV Merger, and a decrease in net interest income, partially offset by a decrease in the provision for loan losses. Consolidated distributable loss before realized losses of $31.2 million for the third quarter of 2026 represented an increase of $29.0 million from the third quarter of 2025. The increase in the distributable earnings reconciling items is primarily due to a decrease in the valuation allowance, partially offset by a decrease in realized losses on sale of investments. Consolidated distributable loss of $83.1 million for the third quarter of
2026 represented a decrease of $66.4 million from the third quarter of 2025 due to lower charge-offs and losses realized on sales of real estate owned assets and LMM loans.
YTD 2026 versus YTD 2025. Consolidated net loss of $362.0 million for the nine months ended September 30, 2026 represented an increase of $373.5 million from the nine months ended September 30, 2025, primarily due to an increase in the provision for loan losses, a gain on bargain purchase recognized from the UDF IV Merger in the prior year period, primarily driven by a discount in UDF IV’s market valuation due to factors such as the illiquid nature of UDF IV’s shares, and a change in our stock price between the date of the agreement and the closing date of the UDF IV Merger,

and a decrease in net interest income. Consolidated distributable loss before realized losses of $115.5 million for the nine months ended September 30, 2026 represented an increase of $104.8 million from the nine months ended September 30,
2025. The increase in the distributable earnings reconciling items is primarily due to a gain on bargain purchase recognized from the UDF IV Merger in the prior year period, primarily driven by a discount in UDF IV’s market valuation due to factors such as the illiquid nature of UDF IV’s shares, and a change in our stock price between the date of the agreement and the closing date of the UDF IV Merger and an increase in the provision for loan losses.
Consolidated distributable loss of $316.6 million for the nine months ended September 30, 2026 represented an increase of $135.8 million from the nine months ended September 30, 2025 due to certain charge-offs and losses realized on sales of real estate owned assets and LMM loans.
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
For purposes of determining the incentive distribution payable to our Manager, incentive fee core earnings (“IFCE”) is defined under the partnership agreement of the operating partnership as GAAP net income (loss) of the operating partnership excluding non-cash equity compensation expense, the expenses incurred in connection with the operating partnership's formation or continuation, the incentive distribution, real estate depreciation and amortization (to the extent that we foreclose on any properties underlying our assets) and any unrealized gains, losses, or other non-cash items recorded in the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-
cash charges after discussions between our Manager and our independent directors and after approval by a majority of the independent directors.
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
We believe that our ability to extend our credit and warehouse facilities and our sources of capital will provide sufficient liquidity to fund ongoing obligations. On September 28, 2026, we redeemed all $350.0 million of the outstanding 2026
Senior Secured Notes, using the net proceeds from the issuance of the 2031 Senior Secured Notes together with cash on hand. Following the redemption, approximately $200.0 million of debt is maturing in the next twelve months. We had approximately $157.0 million of unrestricted cash and approximately $606.0 million of unencumbered assets as of
September 30, 2026. With the successful execution of our liquidity initiatives including portfolio sales and runoff, along with optimizing financing on CRE loans, we expect to be well positioned to address our remaining upcoming debt maturities. We expect to utilize these resources, together with our access to the capital markets, to meet our liquidity needs.
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
Cash flow
Nine Months Ended September 30, 2026. Cash, cash equivalents and restricted cash as of September 30, 2026, decreased by $38.3 million to $211.3 million from December 31, 2025, primarily due to net cash used for financing activities, partially offset by net cash provided by investing and operating activities. The net cash used for financing activities primarily reflected net repayments of secured borrowings, repayments of securitized debt obligations of consolidated VIEs, repayments of senior secured notes and repayments of corporate debt, partially offset by proceeds from senior secured notes. The net cash provided by investing activities primarily reflected proceeds from disposition and principal payments of loans, partially offset by net cash used for loan originations. The net cash provided by operating activities primarily reflected the sale of Loans, held for sale, realized losses on financial instruments and provision for loan losses, partially offset by net losses.
Nine Months Ended September 30, 2025. Cash, cash equivalents and restricted cash as of September 30, 2025, increased by $11.7 million to $194.5 million from December 31, 2024, primarily due to net cash provided by investing and operating activities, partially offset by net cash used for financing activities. The net cash provided by investing activities primarily reflected proceeds from disposition and principal payments of loans, partially offset by net cash used for loan originations. The net cash provided by operating activities reflected the sale of Loans, held for sale and realized losses, partially offset by a bargain purchase gain in connection with the UDF IV Merger which was primarily driven by a discount in UDF IV’s market valuation due to factors such as the illiquid nature of UDF IV’s shares and a change in our stock price between the date of the agreement and the closing date of the merger, and a recovery of loan losses related to the transfer of Loans, net to Loans, held for sale. The net cash used for financing activities primarily reflected repayments of securitized debt obligations of consolidated VIEs, partially offset by net proceeds from secured borrowings.
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

As of September 30, 2026, we had a total leverage ratio of 2.8x and recourse leverage ratio of 1.5x. Our operating segments have different levels of recourse debt according to the differentiated nature of each segment. Our LMM
Commercial Real Estate and Small Business Lending segments have recourse leverage ratios of 0.4x and 0.2x, respectively. The remaining recourse leverage ratio is from our corporate debt offerings.
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
The table below presents certain characteristics of our credit facilities and other financing arrangements.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	September 30, 2026	December 31, 2025
2	SBA loans	November 2026 to June 2027	SOFR + 2.50% Prime - 0.82%	$275,000	$225,257	$222,825	$307,522
1	LMM loans - USD	Matured	SOFR + 1.75%	—	—	—	16,425
1	LMM loans - Non-USD (4)	Matured	EURIBOR + 3.00%	—	—	—	29,965
2	USDA loans	June 2027 - August 2028	SOFR + 2.75%	198,500	41,009	24,514	31,204
1	Real estate owned	November 2056	7.81%	140,569	385,532	139,397	—
Total borrowings under credit facilities and other financing agreements				$614,069	$651,798	$386,736	$385,116
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
The table below presents certain characteristics of our repurchase agreements.

					Pledged Assets	Carrying Value at
Lenders (1)	Asset Class	Current Maturity (2)	Pricing (3)	Facility Size	Carrying Value	September 30, 2026	December 31, 2025
5	LMM loans	February 2027 to August 2029	SOFR + 2.74%	$3,150,000	$1,848,634	$1,205,741	$2,277,028
3	MBS	October 2026 to February 2027	5.53%	99,042	175,070	99,042	126,782
Total borrowings under repurchase agreements				$3,249,042	$2,023,704	$1,304,783	$2,403,810
(1)Represents the total number of facility lenders.
(2)Current maturity does not reflect extension options available beyond original commitment terms.
(3)Asset class pricing is determined using an index rate plus a weighted average spread.
Collateralized borrowings under repurchase agreements
The table below presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase agreements during the quarter and the highest balance of any month end during the quarter.

(in thousands)	Quarter End Balance	Average Balance in Quarter	Highest Month End Balance in Quarter
Q4 2024	1,718,131	1,795,627	1,846,677
Q1 2025	2,425,258	1,922,525	2,425,258
Q2 2025	3,135,931	2,673,449	3,135,931
Q3 2025	2,460,953	2,699,935	3,021,745
Q4 2025	2,403,810	2,402,929	2,431,561
Q1 2026	1,963,443	2,178,978	2,628,893
Q2 2026	1,662,849	1,788,459	1,873,815
Q3 2026	1,304,783	1,405,097	1,471,418
The net decrease in the outstanding balances during the third quarter of 2026 was primarily due to paydowns and sales of warehouse loans.
Paycheck Protection Program Liquidity Facility borrowings. The Company uses the PPPLF from the Federal Reserve to finance PPP loans. The program charges an interest rate of 0.35%. As of September 30, 2026, this credit facility was fully repaid.

Senior Secured Notes and Corporate Debt, Net
The table below presents information about senior secured notes and corporate debt issued through public and private transactions.

(in thousands)	Coupon Rate	Maturity Date	September 30, 2026
Senior secured notes principal amount(1)	10.00%	9/30/2031	$225,000
Senior secured notes principal amount(2)	9.375%	3/1/2028	270,000
Term loan principal amount(3)	SOFR + 6.50%	4/12/2029	115,250
Unamortized discount			(2,589)
Unamortized deferred financing costs			(8,922)
Total senior secured notes, net			$598,739
Corporate debt principal amount(4)	5.50%	12/30/2028	85,000
Corporate debt principal amount(5)	7.375%	7/31/2027	100,000
Corporate debt principal amount(6)	5.00%	11/15/2026	100,000
Corporate debt principal amount(7)	9.00%	12/15/2029	129,371
Unamortized discount - corporate debt			(3,742)
Unamortized deferred financing costs - corporate debt			(782)
Junior subordinated notes principal amount(8)	SOFR + 3.10%	3/30/2035	15,000
Junior subordinated notes principal amount(9)	SOFR + 3.10%	4/30/2035	21,250
Total corporate debt, net			$446,097
Total carrying amount of debt			$1,044,836
(1)Interest on the senior secured notes is payable semiannually on March 30 and September 30 of each year.
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
(8) Interest on the Junior subordinated notes I-A is payable quarterly on March 30, June 30, September 30, and December 30 of each year.
(9) Interest on the Junior subordinated notes I-B is payable quarterly on January 30, April 30, July 30, and October 30 of each year.
The table below presents the contractual maturities for senior secured notes and corporate debt.

(in thousands)	September 30, 2026
2026	$100,000
2027	100,000
2028	355,000
2029	244,621
2030	—
Thereafter	261,250
Total contractual amounts	$1,060,871
Unamortized deferred financing costs, discounts, and premiums, net	(16,035)
Total carrying amount of debt	$1,044,836
ReadyCap Holdings II, LLC (“ReadyCap Holdings II”) 10.00% senior secured notes due 2031. On September 28,
2026, ReadyCap Holdings II, LLC, an indirect subsidiary of the Company, completed the offer and sale of $225.0 million of its 10.00% Senior Secured Notes due 2031 (the “2031 Senior Secured Notes”). The 2031 Senior Secured
Notes are fully and unconditionally guaranteed by the Company, each direct parent entity of ReadyCap Holdings II, and each other direct or indirect subsidiary of the Company that, from time to time, guarantees the 2031 Senior Secured
Notes or otherwise pledges collateral to secure the 2031 Senior Secured Notes (collectively, the “2031 SSN
Guarantors”).
ReadyCap Holdings II’s and the 2031 SSN Guarantors’ respective obligations under the 2031 Senior Secured Notes are secured by a perfected first-priority lien on certain capital stock and assets (collectively, the “2031 SSN Collateral”)
owned by certain subsidiaries of the Company.
The 2031 Senior Secured Notes are redeemable by ReadyCap Holdings II prior to September 30, 2030 through the payment of the outstanding principal balance of the 2031 Senior Secured Notes plus a “make-whole” premium. On or after September 30, 2030, the 2031 Senior Secured Notes are redeemable by ReadyCap Holdings II at a redemption price equal to 100% of the outstanding principal amount of the 2031 Senior Secured Notes, plus accrued and unpaid interest thereon. ReadyCap Holdings II is required to repurchase the 2031 Senior Secured Notes in the event of a change of control, at a redemption price equal to 100% of the principal balance of the 2031 Senior Secured Notes plus a “make-

whole premium” if such prepayment occurs on or prior to September 30, 2030, and at 102% of the principal balance of the 2031 Senior Secured Notes if such prepayment occurs after September 30, 2030, as set forth more fully in the note purchase agreement governing the 2031 Senior Secured Notes.
The 2031 Senior Secured Notes were issued pursuant to a note purchase agreement, which contains certain customary negative covenants and requirements relating to the collateral and the Company, ReadyCap Holdings II, and the 2031
SSN Guarantors, including maintenance of minimum liquidity, minimum tangible net worth, minimum collateral coverage, minimum unencumbered cash and assets, maximum debt to net worth ratio, minimum interest coverage ratio, and limitations on transactions with affiliates.
ReadyCap Holdings 4.50% senior secured notes due 2026. On October 20, 2021, ReadyCap Holdings, an indirect subsidiary of the Company, completed the offer and sale of $350.0 million of its 4.50% Senior Secured Notes due 2026
(the “2026 Senior Secured Notes”). The 2026 Senior Secured Notes are fully and unconditionally guaranteed by the
Company, each direct parent entity of ReadyCap Holdings, and each other direct or indirect subsidiary of the Company, from time to time that is a direct parent entity of Sutherland Asset III, LLC or otherwise pledges collateral to secure the
2026 Senior Secured Notes (collectively, the “2026 SSN Guarantors”).
ReadyCap Holdings’ and the 2026 SSN Guarantors’ respective obligations under the 2026 Senior Secured Notes are secured by a perfected first-priority lien on certain capital stock and assets (collectively, the “2026 SSN Collateral”)
owned by certain subsidiaries of the Company.
The 2026 Senior Secured Notes are redeemable by ReadyCap Holdings following a non-call period, through the payment of the outstanding principal balance of the 2026 Senior Secured Notes plus a “make-whole” or other premium that decreases the closer the 2026 Senior Secured Notes are to maturity. ReadyCap Holdings is required to offer to repurchase the 2026 Senior Secured Notes at 101% of the principal balance of the 2026 Senior Secured Notes in the event of a change in control and a downgrade of the rating on the 2026 Senior Secured Notes in connection therewith, as
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
On September 28, 2026, ReadyCap Holdings redeemed all of its outstanding 2026 Senior Secured Notes.
ReadyCap Holdings 9.375% senior secured notes due 2028. On February 21, 2025, ReadyCap Holdings completed the offer and sale of $220.0 million of its 9.375% Senior Secured Notes due 2028 (the “2028 Senior Secured Notes” and,
with the 2031 Senior Secured Notes, collectively, the “Senior Secured Notes”) for net proceeds of $216.7 million before expenses. The 2028 Senior Secured Notes are fully and unconditionally guaranteed by the Company and each other direct or indirect subsidiary of the Company that, from time to time, pledges collateral to secure the 2028 Senior Secured
Notes (collectively, the “2028 SSN Guarantors”).
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
Ready Term Holdings, LLC (“Ready Term Holdings”) term loan due 2029. On April 12, 2024, Ready Term Holdings, an indirect subsidiary of the Company, entered into a credit agreement which provides for a delayed draw term loan to the Company in an aggregate principal amount not to exceed $115.25 million (the “Term Loan”). The Term Loan is fully and unconditionally guaranteed by the Company and each other direct or indirect subsidiary of the Company that, from time to time, pledges collateral to secure the Term Loan (collectively, the “Term Loan Guarantors”).
Ready Term Holdings’ and the Term Loan Guarantors’ respective obligations under the Term Loan are secured by a perfected first-priority lien on certain capital stock and assets (collectively, the “Term Loan Collateral”) owned by certain subsidiaries of the Company.
The Term Loan matures on April 12, 2029, and may be drawn at any time on or prior to January 12, 2025, subject to the satisfaction of customary conditions. The Company borrowed $75.0 million in connection with the initial closing of the
Term Loan. On August 19, 2024, the Company borrowed an additional $20.0 million. On January 10, 2025, the
Company borrowed an additional $20.25 million. The Term Loan bears interest on the outstanding principal amount thereof at a rate equal to (a) SOFR plus 6.50% per annum or (b) base rate plus 5.50% per annum; provided that if at any time the Term Loan is rated below investment grade, the interest rate shall increase to (x) SOFR plus 7.50% per annum or (y) base rate plus 6.50% per annum until the rating is no longer below investment grade. In connection with the entry into the credit agreement, the Company also agreed to pay certain upfront fees on the initial borrowing date. The
Company will also pay, with respect to any unused portion of the Term Loan, a commitment fee of 1.00% per annum.
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
Contractual Obligations and Off-Balance Sheet Arrangements
Other than the items referenced above, there have been no material changes to our contractual obligations for the three months ended September 30, 2026. Refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and
Results of Operations – Contractual Obligations," in the Company's Form 10-K for further details. As of the date of this
Form 10-Q, we had no off-balance sheet arrangements, other than as disclosed.
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
The table below projects the impact on our interest income and expense for the twelve-month period following
September 30, 2026, assuming an immediate increase or decrease of 25, 50, 75, and 100 basis points in interest rates.

	12-month pretax net interest income sensitivity profiles
	Instantaneous change in rates
(in thousands)	25 basis point increase	50 basis point increase	75 basis point increase	100 basis point increase	25 basis point decrease	50 basis point decrease	75 basis point decrease	100 basis point decrease
Assets:
Loans	$3,489	$7,059	$10,662	$14,398	$(3,366)	$(6,696)	$(9,903)	$(12,985)
Interest rate swap hedges	350	700	1,050	1,400	(350)	(700)	(1,050)	(1,400)
Total	$3,839	$7,759	$11,712	$15,798	$(3,716)	$(7,396)	$(10,953)	$(14,385)
Liabilities:
Secured borrowings	(3,633)	(7,265)	(10,898)	(14,531)	3,633	7,265	10,898	14,531
Securitized debt obligations	(480)	(961)	(1,441)	(1,922)	480	961	1,441	1,922
Senior secured notes and corporate debt	(379)	(758)	(1,136)	(1,515)	379	758	1,136	1,515
Total	$(4,492)	$(8,984)	$(13,475)	$(17,968)	$4,492	$8,984	$13,475	$17,968
Total Net Impact to Net Interest Income (Expense)	$(653)	$(1,225)	$(1,763)	$(2,170)	$776	$1,588	$2,522	$3,583

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

	September 30, 2026
(in thousands)	Counterparty Rating	Amount of Risk	Weighted Average Months to Maturity for Agreement	Percentage of Stockholders’ Equity
JPMorgan Chase Bank, N.A.	AA-/Aa2	$432,586	35.3	33.8%
Nomura Corporate Funding Americas, LLC	BBB+/Baa1	$138,695	16.0	10.8%
Churchill MRA Funding I LLC	Not rated	$67,666	5.3	5.3%
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
Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company, including its Chief Executive
Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2026. Based on the foregoing, the Company's Chief Executive Officer and Chief
Financial Officer concluded that the Company's disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule
13a-15(f) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding certain legal proceedings involving the Company, see Note 24 of the Notes to Consolidated
Financial Statements, which is incorporated herein by reference.
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

The table below presents purchases of our common stock during the quarter.

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program
July	—		$—		—	$82,770,332
August	—		—		—	82,770,332
September	1,489		1.60		—	82,770,332
Total	1,489	(1)	$1.60	(2)	—	$82,770,332
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
Item 5. Other Information
None of our officers and directors entered into, modified or terminated any “Rule 10b5-1 trading arrangements” or “non-
Rule 10b5-1 trading arrangements” (each as defined in Item 408(c) of Regulation S-K) during the quarter ended
September 30, 2026.
Item 6. Exhibits

Exhibit number		Exhibit description

4.1
First Supplement to Eighth Supplemental Indenture, dated as of September 18, 2026, by and between
Ready Capital Corporation and U.S. Bank Trust Company, National Association, as trustee
(incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed with the SEC on September 23, 2026).

10.1
Ready Capital Corporation Amended & Restated 2023 Equity Incentive Plan (incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the
SEC on June 1, 2026).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
READY CAPITAL CORPORATION

Date: November 6, 2026	By:	/s/ Thomas E. Capasse
Thomas E. Capasse
Chairman of the Board, Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Andrew Ahlborn
Andrew Ahlborn
Chief Financial Officer
(Principal Accounting and Financial Officer)